Form 10-K
period 1994-12-31
NORTHWEST PIPELINE CORP
filed 1995-02-28
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K
                               _________________

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
                  For the fiscal year ended December 31, 1994
                                       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the Transition Period from _____________________ to_________________________

Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     87-0269236
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

 295 Chipeta Way, Salt Lake City, Utah                        84108
(Address of principal executive offices)                    (Zip Code)

                                 (801) 583-8800
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
                 Title of Each Class                 On Which Registered
         ----------------------------------     ----------------------------
            10.65% Debentures due 2018            New York Stock Exchange
              9% Debentures due 2022              New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None
                                  ----------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No[ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            No voting stock of registrant is held by non-affiliates.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at February 28, 1995
- ----------------------------------------      --------------------------------
Common stock, $1 par value                                  1,000 shares

                     Documents Incorporated by References:
                                      None

The registrant meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this form 10-K with the reduced disclosure format.

                               TABLE OF CONTENTS


                                     PART I

Heading                                                                                                  Page
- -------                                                                                                  ----
Items 1.
 and  2.  BUSINESS AND PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

Item  3.  LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted) . . . . . . . . . . . . . . . .      5


                                                         PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

Item  6.  SELECTED FINANCIAL DATA (Omitted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . .     10

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

                                                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted)  . . . . . . . . . . . . . . . .     31

Item 11.  EXECUTIVE COMPENSATION (Omitted)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Omitted)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted)  . . . . . . . . . . . . . . . . . .     31

                                                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

                         NORTHWEST PIPELINE CORPORATION

                                   FORM 10-K

                                     PART I

ITEMS 1 AND 2 .   BUSINESS AND PROPERTIES

BUSINESS ENVIRONMENT

      Northwest Pipeline Corporation ("Pipeline") is wholly owned by The Williams Companies, Inc. ("Williams").

      Pipeline owns and operates an interstate natural gas pipeline system, including facilities for mainline transmission and gas storage. Pipeline's transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("Natural Gas Act") and under the Natural Gas Policy Act of 1978 ("NGPA"), and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of its jurisdictional facilities, and its accounting, among other things, are subject to regulation.

      Pipeline has significant future opportunities to provide service to meet the demands of growing gas markets. Pipeline's geographical position allows access to the incremental sources of supply required for these markets.

TRANSMISSION

      Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1994, Pipeline's system, having an aggregate mainline deliverability of almost 2.5 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 43 mainline compressor stations with a combined capacity of approximately 291,000 horsepower.

      Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. Pipeline's transportation services represented 100% of its total throughput in 1994, reflecting the implementation of FERC's Order No. 636 during 1993.





- --------------------
* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units.

      In 1994, Pipeline transported natural gas for a total of 101 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The three largest transportation customers of Pipeline in 1994 accounted for approximately 14.4%, 11.4% and 10.3%, respectively, of total transportation volumes. No other customer accounted for more than 10% of total volumes moved on Pipeline's mainline system. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible transportation service under agreements that are generally short term.

      No other interstate natural gas pipeline company presently provides significant service to Pipeline's primary gas consumer market area. However, competition with other interstate carriers exists for expansion markets. Competition also exists with alternate fuels. Electricity and distillate fuel oil are the primary alternate energy sources in the residential and commercial markets. In the industrial markets, high sulfur residual fuel oil is the main alternate fuel source.

      Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity. In August 1993, Pipeline filed applications for FERC approval to build additional mainline expansions totaling 360 MMcf of gas per day of system capacity. In order to assure unneeded capacity was not constructed, in March 1994 Pipeline allowed expansion shippers to reduce their contracted level of service. As a result, Pipeline filed an amended certificate reducing the expansions to 164 MMcf of gas per day of increased system capacity at an estimated cost of $99.5 million to be in service by the end of 1995. Most of the expansion shippers reducing their contracted level of service were able to obtain needed service through readily available firm segmented capacity releases under FERC Order No. 636 which Pipeline implemented on November 1, 1993. Other opportunities include the construction of $15 million of lateral and meter station expansions to meet existing customers' shifting demand patterns under FERC Order No. 636.

GAS STORAGE

      Underground gas storage facilities enable Pipeline to balance daily receipts and deliveries and provide storage services to certain major customers.

      Pipeline has a contract with a third party, under which gas storage services are provided to Pipeline in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. Pipeline injects its own gas into the storage reservoir and is authorized to utilize the Clay Basin Field at a seasonal storage level of 6.1 Bcf of working gas, with a firm delivery capability of 51 MMcf of gas per day.

      Pipeline owns a one-third interest in the Jackson Prairie underground storage facility located near Chehalis, Washington, with the remaining interests owned by two of Pipeline's distribution customers. The authorized seasonal storage capacity of the facility is 15.1 Bcf of working gas. The facility provides peak day deliveries to Pipeline of up to 450 MMcf per day on a firm basis and up to an additional 72 MMcf per day on a best-efforts basis. Certain of Pipeline's major customers own the working gas stored at the facility.

      Pipeline also owns and operates a liquefied natural gas ("LNG") storage facility located near Plymouth, Washington, which provides standby service for Pipeline's customers during extreme peaks in demand. The facility has a total LNG storage capacity equivalent to 2.4 Bcf of gas, liquefaction capability of 12 MMcf per day and regasification capability of 300 MMcf per day. Certain of Pipeline's major customers own the gas stored at the LNG plant.

CONTRACT REFORMATION AND GAS SUPPLY CONTRACT ISSUES

      Pursuant to FERC policy, Pipeline filed to recover a portion of contract reformation costs through direct bills to former sales customers and through surcharges to transportation as well as sales commodity rates. The total amount of contract reformation costs authorized by FERC to be collected by Pipeline by means of a direct bill mechanism was $34 million. All amounts have been recovered at December 31, 1994.

      FERC initially approved Pipeline's use of a mechanism to direct bill Pipeline's contract reformation costs, but when challenged on appeal, sought a remand to reassess its order concerning the billing mechanism. Pipeline has received an order from FERC that requires Pipeline to reallocate such contract reformation costs using a different method. Although reallocation will require refunds of certain amounts, it is expected that Pipeline will be permitted to recover substantially all of these costs from other customers.

      In 1989, the FERC issued an order to Pipeline instituting a formal investigation related to the assignment by Pipeline of certain gas supply contracts to an affiliate. Pipeline was ordered to show cause why the assignments did not violate certain federal statutes and FERC regulations. By order dated October 5, 1992, the FERC set the matter for an expedited hearing before an Administrative Law Judge ("ALJ"). The ALJ issued a decision in favor of Pipeline on May 13, 1993. On April 6, 1994, the FERC issued an order terminating all proceedings and affirming the ALJ's May 13, 1993 decision in favor of Pipeline.

OPERATING STATISTICS

      The following table summarizes volumes and average rates for the periods indicated:

                                                                           Year Ended December 31,
                                                                   ---------------------------------------
                                                                   1994             1993              1992
                                                                   ----             ----              ----
     Gas Volumes (TBtu):
       Gas sales   . . . . . . . . . . . . . . . . . . .            -                 18                19
       Transportation  . . . . . . . . . . . . . . . . .            679              606               591
                                                                   ----             ----              ----

         Total throughput  . . . . . . . . . . . . . . .            679              624               610
                                                                   ====             ====              ====

     Average Daily Transportation Volumes (TBtu) . . . .           1.9              1.7               1.6
     Average Daily Firm Reserved Capacity (TBtu) . . . .           2.4               **                **



      **   Not applicable

OTHER REGULATORY MATTERS

      Pipeline's transportation of natural gas in interstate commerce is subject to regulation by FERC under the Natural Gas Act or the NGPA. Pipeline holds certificates of public convenience and necessity issued by FERC authorizing it to own and operate all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act.

      Pipeline is subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

      On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On July 28, 1994, Pipeline received an initial decision from an ALJ on this rate case. This decision will be considered by the FERC prior to its issuance of a final order. Pipeline has raised exceptions with the FERC to the ALJ decision and is awaiting the FERC's final order. Pipeline believes the outcome of the final order is not likely to have a significant effect on net income.

      On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This new filing seeks a revenue increase for a projected deficiency caused by increased costs and loss of cost recovery assigned to a transportation contract terminated subsequent to the rate case filed on October 1, 1992.

OWNERSHIP OF PROPERTY

      Pipeline's system is owned in fee. However, a substantial portion of Pipeline's system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The compressor stations of Pipeline, with appurtenant facilities, are located in whole or in part upon lands owned by Pipeline and upon sites held under leases or permits issued or approved by public authorities. The LNG plant is located on lands owned in fee by Pipeline. Pipeline's debt indentures restrict the sale or disposal of a major portion of its pipeline system.

EMPLOYEES

      At December 31, 1994, Pipeline employed 540 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

ENVIRONMENTAL MATTERS

      Pipeline is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its business. Management believes that Pipeline is in substantial compliance with existing environmental requirements. Pipeline believes that, with respect to any capital expenditures required to meet applicable standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon Pipeline's earnings or competitive position. Refer to Note 1 of Notes to Financial Statements for a summary of accounting policy on environmental matters.

ITEM 3.  LEGAL PROCEEDINGS

      Various suits and claims, including those referred to in Note 10 of Notes to Financial Statements and above under "Contract Reformation and Gas Supply Contract Issues" and "Other Regulatory Matters", arising in the ordinary course of business, are pending against Pipeline. While the ultimate effect of such actions cannot be ascertained at this time, in the opinion of management of Pipeline and its counsel, the possible liabilities (after consideration of amounts accrued, insurance coverage or other indemnification arrangements) which may result from such actions are not likely to have a materially adverse financial effect upon Pipeline in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Since Pipeline meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      Pipeline is wholly owned by Williams.

      The payment of dividends by Pipeline on its common stock is restricted under various debt agreements. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1994, was approximately $150.5 million. In 1994 and 1993, Pipeline paid cash dividends on common stock of $30 million and $18 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

      Since Pipeline meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This analysis discusses financial results of Pipeline's operations for the years 1992 through 1994.

RESULTS OF OPERATIONS

Year Ended December 31, 1994 vs. Year Ended December 31, 1993

      Operating revenues decreased $38.1 million, or 14% due primarily to the absence of natural gas sales and completion of contract reformation surcharge billings early in 1994, partially offset by expanded firm transportation service. Natural gas sales were eliminated following the implementation, during the fourth quarter of 1993, of FERC Order No. 636 which converted remaining sales customers to firm transportation service.

      Operating expenses decreased $44.5 million, or 25%, primarily due to the absence of gas purchase volumes as a result of implementation of FERC Order No. 636, the completion of contract reformation and lower maintenance expenses, partially offset by higher operation expenses, depreciation and amortization, and taxes other than income taxes.

      Operating income increased $6.5 million, or 7%, primarily due to higher revenues from expanded firm transportation service and lower maintenance expenses partially offset by higher operation expenses, depreciation and amortization, and taxes other than income taxes.

      Other income decreased $6.9 million, or 86%, primarily due to a decrease in the allowance for equity funds used during construction associated with Pipeline's mainline expansion completed and placed into service April 1, 1993, a decrease in interest income from short-term investing and a reserve related to rate issues.

      Interest on long-term debt decreased $1.8 million as the result of retiring certain sinking fund debt obligations in 1994. Other interest expense decreased $1.8 million primarily due to the absence of deferred carrying charges on contract reformation costs.

Year Ended December 31, 1993 vs. Year Ended December 31, 1992

      Operating revenues increased $25.1 million, or 10%, due primarily to increased firm transportation service and higher average transportation rates, partially offset by lower natural gas sales volumes arising from conversion to transportation service. Firm transportation service increased due primarily to a mainline expansion, supported by 15- year firm transportation service contracts being placed into service on April 1, 1993. Additionally, Pipeline placed new, increased transportation rates into effect on April 1, 1993 (subject to refund) that reflected the new mainline expansion and a straight fixed variable rate design that tends to moderate seasonal swings in operating revenues.

      Operating expenses decreased $6.8 million, or 4%, primarily due to lower natural gas purchase volumes and lower amortization of contract reformation costs, partially offset by increased operation and maintenance expenses, increased depreciation and amortization expenses and increased taxes other than income taxes. Operation and maintenance expenses increased $3 million due primarily to higher employee related expenses and pipeline maintenance costs. Depreciation and amortization increased $6.8 million as a result of completion of the mainline expansion and other capital projects. Taxes other than income taxes increased $1.6 million due primarily to higher property taxes reflecting the completion of the mainline expansion and other capital projects. Amortization of contract reformation costs decreased $3.9 million due to full amortization of the balance of direct billed contract reformation in 1992 and disallowance of certain contract reformation costs by the FERC, offset by a similar decrease in operating revenues.

      Operating income increased $31.9 million, or 47%, primarily due to increased firm transportation service and higher average transportation rates.

      Other income reflects a $4 million decrease in the equity component of the allowance for funds used during construction attributed to the completion of Pipeline's mainline expansion and other capital projects.

      Interest on long-term debt increased $12 million due to issuance of $150 million in debentures during the third quarter of 1992 and the allocation of interest expense to discontinued operations in 1992. Other interest expense increased $2.6 million primarily due to the amortization of previously deferred carrying costs on contract reformation.

      The increase in the effective tax rate is a result of the cumulative effect of the 1% increase in the Federal income tax rate.

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing

      Pipeline's expenditures for property, plant and equipment additions for continuing operations amounted to $62.6 million, $175.7 million and $297.6 million for 1994, 1993 and 1992, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

      Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity. In August 1993, Pipeline filed applications for FERC approval to build additional mainline expansions totaling 360 MMcf of gas per day of system capacity. In order to assure unneeded incremental capacity was not constructed, in March 1994 Pipeline allowed expansion shippers to reduce their contracted level of service. As a result, Pipeline filed an amended certificate reducing the expansions to 164 MMcf of gas per day of increased system capacity at an estimated cost of $99.5 million to be in service by the end of 1995. Most of the expansion shippers reducing their contracted level of service were able to obtain needed service through readily available firm segmented capacity releases under FERC Order No. 636 that Pipeline implemented on November 1, 1993. Other opportunities include the construction of $15 million of lateral and meter station expansions to meet existing customer's shifting demand patterns under Order No. 636.

      Pipeline participated in a $600 million Revolving Credit Agreement with Williams and two affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $300 million, none of which was used by Pipeline at December 31, 1994 or 1993. Interest rates vary with current market conditions. The agreement contains restrictions that limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Effective February 23, 1995, this agreement was renegotiated to an $800 million Revolving Credit Agreement with Williams and three affiliated companies, with Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, increasing to $400 million. Other terms and restrictions remain essentially the same.

      Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

OTHER

      Pipeline owns and operates an interstate natural gas pipeline system including facilities for mainline transmission and gas storage. Pipeline's transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 and under the Natural Gas Policy Act of 1978, and, as such, its rates and charges for the transportation, the extension, enlargement or abandonment of its jurisdictional facilities, and its accounting, among other things, are subject to regulation.

      Pipeline is also subject to the National Environmental Policy Act and other Federal and state legislation regulating the environmental aspects of its business. Management believes that Pipeline is in substantial compliance with existing environmental requirements. Pipeline believes that, with respect to any capital expenditures required to meet applicable standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon Pipeline's earnings or competitive position.

      On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On July 28, 1994, Pipeline received an initial decision from an ALJ on this rate case. This decision will be considered by the FERC prior to its issuance of a final order. Pipeline has raised exceptions with the FERC to the ALJ decision and is awaiting the FERC's final order. Pipeline believes the outcome of the final order is not likely to have a significant effect on net income.

      On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This new filing seeks a revenue increase for a projected deficiency caused by increased costs and loss of cost recovery assigned to a transportation contract terminated subsequent to the rate case filed on October 1, 1992.

      See Note 3 of Notes to Financial Statements for fair value of financial instruments and Note 8 for the effects of a new accounting standard on other postretirement and postemployment benefits.

Effect of Inflation

      Pipeline generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, material and supplies, and plant and equipment. A portion of the increased labor and material and supplies cost can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Pipeline's plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Pipeline believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit Pipeline's ability to price services or products based upon inflation's effect on costs.

Contingencies

      Reference is made to Note 10 of Notes to Financial Statements for information about regulatory and judicial developments which cause operating and financial uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . .                 11

Covered by report of independent auditors:

   Statement of income for the years ended December 31, 1994,
    1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 12

   Balance sheet at December 31, 1994 and 1993  . . . . . . . . . . . . . . . .                 13

   Statement of cash flows for the years ended
    December 31, 1994, 1993 and 1992    . . . . . . . . . . . . . . . . . . . .                 15

   Statement of capitalization for the years ended
    December 31, 1994, 1993 and 1992    . . . . . . . . . . . . . . . . . . . .                 16

   Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . .                 17

Not covered by report of independent auditors:

   Quarterly financial data (unaudited)   . . . . . . . . . . . . . . . . . . .                 30





      All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Northwest Pipeline Corporation


     We have audited the accompanying balance sheet of Northwest Pipeline Corporation as of December 31, 1994 and 1993, and the related statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline Corporation at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 10, 1995

                         NORTHWEST PIPELINE CORPORATION

                              STATEMENT OF INCOME
================================================================================


                                                                        Year Ended December 31,
                                                              ----------------------------------------
                                                                1994           1993             1992
                                                              --------       --------         --------
                                                                       (Thousands of Dollars)
 OPERATING REVENUES (Notes 1, 4, 9 and 10) . . . . .          $238,473       $276,543         $251,395
                                                              --------       --------         --------
 OPERATING EXPENSES:
    Gas purchases  . . . . . . . . . . . . . . . . .              -            41,122           55,466
    Amortization of contract reformation
       costs (Note 10) . . . . . . . . . . . . . . .             4,053         14,114           17,964
    Operation  . . . . . . . . . . . . . . . . . . .            75,894         73,987           68,979
    Maintenance  . . . . . . . . . . . . . . . . . .            10,136         11,745           13,714
    Depreciation and amortization (Note 1) . . . . .            29,607         26,457           19,672
    Taxes, other than income taxes . . . . . . . . .            12,844          9,648            8,050
                                                              --------       --------         --------
                                                               132,534        177,073          183,845
                                                              --------       --------         --------
       Operating income  . . . . . . . . . . . . . .           105,939         99,470           67,550
                                                              --------       --------         --------
 OTHER INCOME - net (Note 1) . . . . . . . . . . . .             1,117          7,970           12,749
                                                              --------       --------         --------
 INTEREST CHARGES:
    Interest on long-term debt . . . . . . . . . . .            29,798         31,565           19,589
    Other interest . . . . . . . . . . . . . . . . .             6,391          8,226            5,593
    Allowance for borrowed funds used
       during construction (Note 1)  . . . . . . . .              (978)        (4,655)          (5,111)
                                                              --------       --------         --------
                                                                35,211         35,136           20,071
                                                              --------       --------         --------
 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES . . . . . . . . . . . . . . .            71,845         72,304           60,228

 PROVISION FOR INCOME TAXES
   (Notes 1 and 5) . . . . . . . . . . . . . . . . .            26,947         28,405           22,038
                                                              --------       --------         --------
 INCOME FROM CONTINUING OPERATIONS . . . . . . . . .            44,898         43,899           38,190

 INCOME FROM DISCONTINUED
   OPERATIONS, NET OF INCOME
   TAXES (Note 2)  . . . . . . . . . . . . . . . . .              -             -               29,092
                                                              --------       --------         --------
 NET INCOME  . . . . . . . . . . . . . . . . . . . .            44,898         43,899           67,282
    Less - Preferred stock dividend
      requirements . . . . . . . . . . . . . . . . .              -             -                  210
                                                              --------       --------         --------
 INCOME APPLICABLE TO COMMON STOCK . . . . . . . . .          $ 44,898       $ 43,899         $ 67,072
                                                              ========       ========         ========
 CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . .          $ 30,000       $ 18,000         $   -
                                                              ========       ========         ========





_______________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                 BALANCE SHEET
================================================================================


                                     ASSETS

                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1994                 1993
                                                                                ----------            ----------
                                                                                     (Thousands of Dollars)
 PROPERTY, PLANT AND EQUIPMENT, at cost (Note 6) . . . . . . . . . . . . .      $1,264,539            $1,235,124
     Less - Accumulated depreciation and amortization  . . . . . . . . . .         497,075               477,114
                                                                                ----------            ----------
                                                                                   767,464               758,010

     Construction work in progress . . . . . . . . . . . . . . . . . . . .          43,429                25,013
                                                                                ----------            ----------
                                                                                   810,893               783,023
                                                                                ----------            ----------
 CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .           1,818                24,675
     Advances to Parent  . . . . . . . . . . . . . . . . . . . . . . . . .          11,909                  -
     Accounts receivable -
        Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,578                31,335
        Affiliated companies . . . . . . . . . . . . . . . . . . . . . . .           2,055                   427
     Gas stored underground (principally at average cost)  . . . . . . . .           8,354                12,105
     Materials and supplies (principally at average cost)  . . . . . . . .          10,826                10,373
     Current recoverable contract reformation costs (Note 10)  . . . . . .            -                    5,920
     Exchange gas due from others  . . . . . . . . . . . . . . . . . . . .           6,821                 7,989
     Costs recoverable through rate adjustments  . . . . . . . . . . . . .           2,148                 5,643
     Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . .            -                    2,398
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .           2,368                 3,140
     Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . .           2,795                   383
                                                                                ----------            ----------
                                                                                    84,672               104,388
                                                                                ----------            ----------
 OTHER ASSETS:
     Deferred charges (Note 1) . . . . . . . . . . . . . . . . . . . . . .          23,207                23,240
                                                                                ----------            ----------
                                                                                $  918,772            $  910,651
                                                                                ==========            ==========




____________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                 BALANCE SHEET

================================================================================
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                            December 31,
                                                                                  ------------------------------
                                                                                    1994                 1993
                                                                                  --------             --------
                                                                                        (Thousands of Dollars)
 CAPITALIZATION:
     Common stockholder's equity -
        Common stock, par value $1 per share, authorized
           and outstanding, 1,000 shares . . . . . . . . . . . . . . . . .         $      1              $      1
        Additional paid-in capital . . . . . . . . . . . . . . . . . . . .          262,440               262,440
        Retained earnings (Note 6) . . . . . . . . . . . . . . . . . . . .          164,536               151,301
                                                                                   --------              --------
                                                                                    426,977               413,742

     Long-term debt, less current maturities (Note 7)  . . . . . . . . . .          297,705               310,682
                                                                                   --------              --------
                                                                                    724,682               724,424
                                                                                   --------              --------
 CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 7) . . . . . . . . . . . .            8,591                 8,591
     Accounts payable -
        Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,301                20,986
        Affiliated companies . . . . . . . . . . . . . . . . . . . . . . .              371                   638
     Accrued liabilities -
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,779                   -
        Taxes, other than income taxes . . . . . . . . . . . . . . . . . .            6,724                 5,344
        Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,890                 9,669
        Employee costs . . . . . . . . . . . . . . . . . . . . . . . . . .            6,950                 9,737
        Exchange gas due to others . . . . . . . . . . . . . . . . . . . .           11,007                11,751
        Other, including rate refunds  . . . . . . . . . . . . . . . . . .           42,702                23,334
                                                                                   --------              --------
                                                                                    105,315                90,050
                                                                                   --------              --------
 DEFERRED INCOME TAXES (Notes 1 and 5) . . . . . . . . . . . . . . . . . .           78,183                75,549
                                                                                   --------              --------
 OTHER DEFERRED CREDITS  (Note 1)  . . . . . . . . . . . . . . . . . . . .           10,592                20,628
                                                                                   --------              --------
 CONTINGENT LIABILITIES AND COMMITMENTS (Note 10)  . . . . . . . . . . . .
                                                                                   --------              --------
                                                                                   $918,772              $910,651
                                                                                   ========              ========

____________________
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                            STATEMENT OF CASH FLOWS
================================================================================

                                                                            Year Ended December 31,
                                                               -------------------------------------------------
                                                                 1994                 1993                1992
                                                               ---------            --------            --------
                                                                            (Thousands of Dollars)
 OPERATING ACTIVITIES:
    Income from continuing operations  . . . . . . . . . .     $  44,898            $ 43,899            $ 38,190
    Adjustments to reconcile to cash provided by
      operations -
       Depreciation and amortization . . . . . . . . . . .        29,607              26,457              19,672
        Provision (credit) for deferred income taxes . . .           223              (2,627)             (5,457)
       Amortization of deferred charges and credits  . . .         1,212                (768)             (1,782)
       Changes in receivables sold . . . . . . . . . . . .        -                   -                  (35,000)
       Allowance for equity funds used during construction        (1,323)             (6,077)            (10,097)
       Increase (decrease) from changes in:
          Accounts receivable  . . . . . . . . . . . . . .        (2,305)             14,166              (7,262)
          Inventory  . . . . . . . . . . . . . . . . . . .        10,029               7,054              21,032
          Other current assets . . . . . . . . . . . . . .         7,188               6,185               7,859
          Other assets and deferred charges  . . . . . . .          (362)             10,597              14,676
          Accounts payable . . . . . . . . . . . . . . . .        (7,898)             22,487             (19,906)
          Other current liabilities  . . . . . . . . . . .        14,144              11,234              15,750
          Other deferred credits . . . . . . . . . . . . .        -                       (1)              1,195
       Other . . . . . . . . . . . . . . . . . . . . . . .             8                 575               1,666
       Net cash provided by discontinued operations  . . .        -                   -                   38,200
                                                               ---------            --------            --------
    Net cash provided by operating activities  . . . . . .        95,421             133,181              78,736
                                                               ---------            --------            --------
 INVESTING ACTIVITIES:
    Property, plant and equipment -
       Capital expenditures  . . . . . . . . . . . . . . .       (62,583)           (175,726)           (297,649)
       Asset removal cost  . . . . . . . . . . . . . . . .        (1,973)             (1,774)             -
       Proceeds from sales . . . . . . . . . . . . . . . .        -                   -                    1,851
       Changes in accounts payable . . . . . . . . . . . .         1,202             (65,625)             62,682
    Property purchases related to discontinued operations,
       net of proceeds from sales  . . . . . . . . . . . .        -                   -                  (46,185)
    Advances to parent . . . . . . . . . . . . . . . . . .       (11,909)             -                   80,227
                                                               ---------            --------            --------
    Net cash used by investing activities  . . . . . . . .       (75,263)           (243,125)           (199,074)
                                                               ---------            --------            --------
 FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt . . . . . . .        -                   -                  174,222
    Principal payments on long-term debt . . . . . . . . .       (13,015)            (29,165)            (78,736)
    Premium on early retirement of long-term debt  . . . .        -                     (170)               (499)
    Capital contributions from parent  . . . . . . . . . .        -                   -                  125,000
    Advances from parent . . . . . . . . . . . . . . . . .        -                   -                   85,000
    Redemption of preferred stock  . . . . . . . . . . . .        -                   -                   (4,450)
    Dividends paid . . . . . . . . . . . . . . . . . . . .       (30,000)            (18,000)               (210)
                                                               ---------            --------            --------
    Net cash (used) provided by financing activities . . .       (43,015)            (47,335)            300,327
                                                               ---------            --------            --------
 NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS (Note 1)  . . . . . . . . . . . . . . . . .       (22,857)           (157,279)            179,989
                                                               ---------            --------            --------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . .        24,675             181,954               1,965
                                                               ---------            --------            --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . .     $   1,818            $ 24,675            $181,954
                                                               =========            ========            ========



_______________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                          STATEMENT OF CAPITALIZATION
================================================================================

                                                                          Year Ended December 31,
                                                               ---------------------------------------------
                                                                 1994               1993              1992
                                                               --------           --------          --------
                                                                          (Thousands of Dollars)
 COMMON STOCKHOLDER'S EQUITY:
    Common stock, par value $1 per share,
       authorized and outstanding, 1,000 shares  . . . . .     $      1           $      1          $      1
                                                               --------           --------          --------

    Additional paid-in capital -
       Balance at beginning of period  . . . . . . . . . .      262,440            262,440           133,950
         Change in capital structure   . . . . . . . . . .       -                  -                  3,490
         Capital contributions from parent   . . . . . . .       -                  -                125,000
                                                               --------           --------          --------
       Balance at end of period  . . . . . . . . . . . . .      262,440            262,440           262,440
                                                               --------           --------          --------
    Retained earnings (Note 6) -
       Balance at beginning of period  . . . . . . . . . .      151,301            126,797           222,783
         Net income  . . . . . . . . . . . . . . . . . . .       44,898             43,899            67,282
         Cash dividends  . . . . . . . . . . . . . . . . .      (30,000)           (18,000)             (210)
         Noncash dividend (Note 6)   . . . . . . . . . . .       (1,663)            (1,395)         (163,058)
                                                               --------           --------          --------
       Balance at end of period  . . . . . . . . . . . . .      164,536            151,301           126,797
                                                               --------           --------          --------
         Total common stockholder's equity   . . . . . . .      426,977            413,742           389,238
                                                               --------           --------          --------
 REDEEMABLE PREFERRED STOCK:
    Balance at beginning of period . . . . . . . . . . . .       -                  -                  2,100
       Redeemed  . . . . . . . . . . . . . . . . . . . . .       -                  -                 (2,100)
                                                               --------           --------          --------
    Balance at end of period . . . . . . . . . . . . . . .       -                  -                 -
                                                               --------           --------          --------

 LONG-TERM DEBT (Note 7):
    Debentures -
       8.75% . . . . . . . . . . . . . . . . . . . . . . .       -                  -                 11,664
       9%, payable through 2001  . . . . . . . . . . . . .       17,500             25,000            35,000
       9%, payable 2003 through 2022 . . . . . . . . . . .      149,313            149,275           149,237
       9.25%, payable 1994 through 2006  . . . . . . . . .       19,228             23,076            25,000
       10.65%, payable 1999 through 2018 . . . . . . . . .      100,000            100,000           100,000
    Adjustable rate notes, payable through 2002  . . . . .       11,664             13,331            14,998
                                                               --------           --------          --------
         Total long-term debt  . . . . . . . . . . . . . .      297,705            310,682           335,899
                                                               --------           --------          --------
         Total capitalization  . . . . . . . . . . . . . .     $724,682           $724,424          $725,137
                                                               ========           ========          ========





____________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

================================================================================

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Northwest Pipeline Corporation ("Pipeline") is wholly owned by The Williams Companies, Inc. ("Williams").


Property, Plant and Equipment

      Property, plant and equipment ("plant"), consisting principally of natural gas transmission facilities, is recorded at original cost.
Expenditures which materially increase values or capacities or extend useful lives of plant are capitalized. Routine maintenance, repairs and renewal costs are charged to income as incurred. Gains or losses from the ordinary sale or retirement of plant are charged or credited to accumulated depreciation and amortization ("D&A").

      Depreciation is provided by the straight-line method for transmission plant over its useful life. The composite annual D&A rate was 2%, 2.13% and 3.05% for 1994, 1993 and 1992, respectively.

Allowance for Borrowed and Equity Funds Used During Construction

      Allowance for funds used during construction ("AFUDC") represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction. Recognition is made of this item as a cost of utility plant because it constitutes an actual cost of construction under established regulatory practices. The Federal Energy Regulatory Commission ("FERC") has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC.

      The composite rate used to capitalize AFUDC was approximately 11.8% for 1994 and 1993 and 12.2% for 1992. Equity AFUDC of $1.3 million, $6.1 million and $10.1 million for 1994, 1993 and 1992, respectively, is reflected in other income.

Income Taxes

      Pipeline is included in Williams' consolidated federal income tax return. Pipeline's Federal income tax provisions are computed as though separate tax returns are filed. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Pipeline's assets and liabilities.

Deferred Charges

      Pipeline amortizes deferred charges over varying periods consistent with FERC approved accounting treatment for such deferred items. Unamortized debt expense, debt discount and gains or losses on reacquired long-term debt are amortized by the bonds outstanding method over the related debt repayment periods.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

Deferred Credits

      The regulatory liability, recorded as a result of new accounting principles for income taxes was adjusted to reflect the increase in the Federal income tax rate from 34 percent to 35 percent in 1993. This liability of $10.2 million and $11.3 million at December 31, 1994 and 1993, respectively, is reflected in other deferred credits. The regulatory liability is being amortized over the lives of the related depreciable assets.

Cash and Cash Equivalents

      Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with a term to maturity of three months or less when acquired.

Revenue Recognition

      Pipeline recognizes revenues for the transportation of natural gas based upon contractual terms and the related transported volume through month end. Pursuant to FERC regulations, a portion of the revenues being collected may be subject to possible refunds upon final orders in pending cases. Pipeline establishes financial reserves for such contingencies based on the facts and circumstances of the pending case.

Environmental Matters

      Pipeline is subject to Federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. Pipeline believes that, with respect to any expenditures required to meet applicable standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures would be permitted to be recovered. Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon Pipeline's financial position.

Interest Payments

      Cash payments for interest were $28.9 million, $26.8 million and $16.5 million, net of $1 million, $4.7 million and $5.7 million of interest capitalized in 1994, 1993 and 1992, respectively. Of these amounts, $4.5 million, net of $1.6 million of interest capitalized was allocated to discontinued operations in 1992.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(2)   DISCONTINUED OPERATIONS

      The following results of operations of the gathering and processing activities, transferred to Williams Gas Processing Company ("Processing") on December 31, 1992, are included in Income from Discontinued Operations, Net of Income Taxes, on the accompanying Statement of Income for the year ended December 31, 1992:

                                                                (Thousands of
                                                                  Dollars)
            Operating revenues  . . . . . . . . . . . .           $149,747
            Operating expenses and other  . . . . . . .             95,083
            Interest charges  . . . . . . . . . . . . .              8,784
            Provision for income taxes  . . . . . . . .             16,788
                                                                  --------
            Income from discontinued
              operations  . . . . . . . . . . . . . . .           $ 29,092
                                                                  ========


      Pipeline's long-term debt for this period cannot be specifically sourced to gathering and processing even though these assets were financed historically, at least in part, with overall debt obligations of Pipeline. Therefore, the amount of interest allocated to discontinued operations for purposes of this restatement is based on the ratio of all gathering and processing assets, net of all gathering and processing liabilities to total assets, net of total liabilities (except long-term debt).


(3)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by Pipeline, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Pipeline could realize in a current market exchange. The use and complexity of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                         NORTHWEST PIPELINE CORPORATION

================================================================================


      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, advances to parent, accounts receivable, and accounts payable - The carrying amount of these items are assumed to be indicative of their fair value.

Long-term debt - The fair value of Pipeline's publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. Pipeline used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

      The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $306.3 million and $314.3 million, respectively, at December 31, 1994, and $319.3 million and $351.5 million, respectively, at December 31, 1993.


(4)   REVENUES ATTRIBUTABLE TO MAJOR CUSTOMERS

      During some or all of the periods presented, more than 10% of Pipeline's operating revenues were generated from each of the following customers who are large distribution companies.


                                                                        Year Ended December 31,
                                                               -------------------------------------------
                                                                1994             1993               1992
                                                               -------          -------            -------
                                                                         (Thousands of Dollars)
                     Washington Natural Gas Co.                $48,658          $71,661            $64,540
                     Northwest Natural Gas Co.                  29,911           31,450             17,807
                     Cascade Natural Gas Corp.                  25,709           33,594             30,839



      Pipeline's major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical losses have been minimal. A portion of the revenues reflected above (subsequent to April 1, 1993) may be subject to refund due to Pipeline's pending rate cases as discussed in Note 10.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(5)   INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                                   December 31,
                                                                            ---------------------------
                                                                              (Thousands of Dollars)
                                                                              1994               1993
                                                                            --------           --------
                  Property, plant and equipment                             $ 93,871           $ 83,810
                  Other - net                                                  6,920              5,590
                                                                            --------           --------
                  Deferred tax liabilities                                   100,791             89,400
                                                                            --------           --------
                  Rate refunds                                               (14,638)            (7,422)
                  Regulatory liabilities                                      (4,464)            (2,965)
                  Accrued liabilities                                         (3,051)            (3,908)
                  State deferred taxes                                        (2,823)            (2,696)
                                                                            --------           --------
                  Deferred tax assets                                        (24,976)           (16,991)
                                                                            --------           --------
                  Net deferred tax liabilities                              $ 75,815           $ 72,409
                                                                            ========           ========
                  Reflected as:
                    Deferred income taxes - asset                           $ (2,368)          $ (3,140)
                    Deferred income taxes - liability                         78,183             75,549
                                                                            --------           --------
                                                                            $ 75,815           $ 72,409
                                                                            ========           ========

                         NORTHWEST PIPELINE CORPORATION

================================================================================



      The provision for income taxes includes:

                                                                         Year Ended December 31,
                                                              -----------------------------------------------
                                                                 1994               1993              1992
                                                              ------------     -------------      -----------
                                                                          (Thousands of Dollars)
      Current:
         Federal  . . . . . . . . . . . . . . . . . . .         $ 23,811          $ 28,127         $ 43,321
         State  . . . . . . . . . . . . . . . . . . . .            2,913             2,905            5,119
                                                              ----------        ----------        ---------
                                                                  26,724            31,032           48,440
                                                              ----------        ----------        ---------
      Deferred:
         Federal  . . . . . . . . . . . . . . . . . . .              200            (1,113)          (8,598)
         State  . . . . . . . . . . . . . . . . . . . .               23            (1,514)          (1,016)
                                                              ----------        ----------        ---------
                                                                     223            (2,627)          (9,614)
                                                              ----------        ----------        ---------
      Total provision . . . . . . . . . . . . . . . . .         $ 26,947          $ 28,405        $  38,826
                                                              ==========        ==========        =========

      Relates to:
         Continuing operations  . . . . . . . . . . . .         $ 26,947          $ 28,405         $ 22,038
         Discontinued operations  . . . . . . . . . . .           -                 -                16,788
                                                              ----------        ----------        ---------
                                                                $ 26,947          $ 28,405         $ 38,826
                                                              ==========        ==========        =========




      Deferred income taxes, accounted for under SFAS No. 109, result from temporary differences in the book basis and tax basis of assets and liabilities. Temporary differences primarily result from depreciation of property, plant and equipment and estimated liabilities.

                         NORTHWEST PIPELINE CORPORATION

================================================================================


      A reconciliation of the statutory Federal income tax rate to the provision for income taxes on continuing operations is as follows:

                                                                            Year Ended December 31,
                                                                     --------------------------------------
                                                                      1994            1993            1992
                                                                     -------        -------         -------
                                                                             (Thousands of Dollars)
     Provision at statutory Federal income tax
       rate of 35% for 1994 and 1993 and 34% for 1992   . . .        $25,146        $25,306         $36,076
     Increase (decrease) in tax provision resulting from -
        Increase in Federal rates on beginning of year
         deferred tax balances  . . . . . . . . . . . . . . .            -            1,936             -
        State income taxes, net of Federal tax benefit  . . .          1,908            904           2,708
        Other - net . . . . . . . . . . . . . . . . . . . . .           (107)           259              42
                                                                     -------        -------         -------
           Provision for income taxes . . . . . . . . . . . .         26,947         28,405          38,826

     Less - Provision for income taxes from
        discontinued operations . . . . . . . . . . . . . . .            -              -            16,788
                                                                     -------        -------         -------
     Provision for income taxes from
        continuing operations . . . . . . . . . . . . . . . .        $26,947        $28,405         $22,038
                                                                     =======        =======         =======
     Effective tax rate . . . . . . . . . . . . . . . . . . .          37.51%         39.29%          36.59%
                                                                     =======        =======         =======

      The provision for income taxes from discontinued operations was allocated based on Pipeline's overall effective tax rate for the respective periods. Net cash payments, including discontinued operations, made to Williams for income taxes were $22.7 million, $36.2 million and $47.3 million in 1994, 1993 and 1992, respectively.

(6)   RETAINED EARNINGS

Noncash Dividends

      On December 31, 1992, Pipeline transferred its gathering and processing properties and certain other assets and liabilities to Processing. On the same date, the stock of Processing was transferred by dividend to Pipeline's parent, Williams. The assets and liabilities transferred consisted of all the gathering and processing properties of Pipeline and related liabilities, net of associated deferred income tax liabilities. The total amount of this dividend was $163.1 million.

      On December 31, 1993, Pipeline transferred certain aircraft and computer assets, net of associated deferred income tax liabilities, to Williams by dividend. These assets, which are not included in the accompanying balance sheet as of December 31, 1993, had a net book value of $1.4 million.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

      On January 31, 1994, Pipeline transferred certain telecommunication and measurement assets, net of associated deferred income tax liabilities, to Williams by dividend. These assets, which are not included in the accompanying balance sheet as of December 31, 1994, had a net book value of $.9 million.

      On September 30, 1994, Pipeline transferred certain gas transmission assets located in Oklahoma, net of associated deferred income tax liabilities, to Williams by dividend. These assets, which are not included in the accompanying balance sheet as of December 31, 1994, had a net book value of $.7 million.

Restrictions

      Pipeline's debt indentures contain provisions limiting common stock dividends. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1994, was approximately $150.5 million.

(7)   LONG-TERM DEBT, LEASES AND BANKING ARRANGEMENTS

Debt Covenants

      The terms of Pipeline's debt indentures preclude the issuance of mortgage bonds. The indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Pipeline's debt indentures also contain restrictions which, under certain circumstances, limit the issuance of additional debt, restrict the payment of cash dividends and restrict the disposal of a major portion of its natural gas pipeline system.

Long-Term Debt

      On April 29, 1993, Pipeline called the balance of its outstanding 8.75% Series A Debentures, due 1996, under terms of the optional prepayment provisions in the debenture agreement. On the prepayment date of June 1, 1993, the debenture holders were paid the principal amount of $8.7 million plus early redemption premiums of $.2 million. The prepayment was in addition to the May 31, 1993 sinking fund payment of $5.8 million and an optional, partial sinking fund payment of $2.9 million. The redemption premium and the unamortized debt expense associated with the 8.75% Series A Debentures, totaling approximately $.2 million, will be amortized over the original life of the debt as required by the FERC.

      On April 29, 1993, Pipeline also called $5 million of its outstanding 9% Series B Debentures, due 2001, under terms of the optional prepayment provisions in the debenture agreement. No early redemption premium was required. The prepayment was in addition to the May 31, 1993 sinking fund payment of $5 million.

      On April 27, 1994, Pipeline called $2.5 million of its outstanding 9% Series B Debentures and $1.9 million of its outstanding 9.25% Series C Debentures, due 2001 and 2006, respectively, under terms of the optional prepayment provisions in the debenture agreement. No early redemption premium was required. The prepayment was in addition to the May 31, 1994 sinking fund payments of $5 million for the 9% Series and $1.9 million for the 9.25% Series.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

Adjustable Interest Rate Notes

      The interest rate on these notes will be adjusted periodically, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 1994 was 9%.

Sinking Fund Requirements and Maturities

      As of December 31, 1994, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:

                                                (Thousands of
                                                  Dollars)
                                              ----------------
                        1995  . . . .                $ 8,591
                        1996  . . . .                  8,591
                        1997  . . . .                  8,591
                        1998  . . . .                  8,591
                        1999  . . . .                 11,091




Line-of-Credit Arrangements

     Pipeline participated in a $600 million Revolving Credit Agreement with Williams and two affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $300 million, none of which was used by Pipeline at December 31, 1994 or 1993. Interest rates vary with current market conditions. The agreement contains restrictions that limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Effective February 23, 1995, this agreement was renegotiated to an $800 million Revolving Credit Agreement with Williams and three affiliated companies, with Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, increasing to $400 million. Other terms and restrictions remain essentially the same.

     Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

Leases

      Pipeline's leasing arrangements include mostly premise and equipment leases that are classified as operating leases.

      The major operating lease is a leveraged lease which became effective during 1982 for Pipeline's headquarters building. The agreement has an initial term of approximately 27 years, with options for consecutive renewal terms of approximately 9 years and 10 years. The major component of the lease payment is set through the initial and first renewal terms of the lease except for a potential one time adjustment in 1995 to track an allowed interest rate change on a portion of the lessor's debt. Various purchase options exist under the building lease, including options involving adverse regulatory development.

      Following are the estimated future minimum yearly rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year:

                                        (Thousands
                                        of Dollars)
                                        -----------
                  1995  . . . . . .      $   6,070
                  1996  . . . . . .          8,647
                  1997  . . . . . .          8,608
                  1998  . . . . . .          8,759
                  1999  . . . . . .          8,761
                  Thereafter  . . .         79,563
                                         ---------
                      Total . . . .      $ 120,408
                                         =========



      Operating lease rental expense, net of amounts applicable to discontinued operations for 1992 amounted to $4.6 million, $4.3 million and $3.4 million for 1994, 1993 and 1992, respectively. Capital lease payments for the periods presented are not significant.

(8)   EMPLOYEE BENEFIT PLANS

      Pipeline's employees are covered by Williams' noncontributory defined benefit pension plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. Pipeline accrued pension expense of $.5 million in 1994 and $1.1 million in each of the years 1993 and 1992. Such accrued expenses have been or are being funded currently.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

      Substantially all retirees who were hired prior to January 1, 1992, are
provided medical benefits.   Employees hired after January 1, 1992 will not be
provided postretirement medical benefits. As of January 1, 1993, Northwest Pipeline adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". During 1994, 1993 and 1992 the expense of providing medical benefits to retirees was approximately $2.8 million, $2.8 million and $1.7 million, respectively. Included in 1994 and 1993 expenses is the amortization of Pipeline's estimated transition obligation of $19.2 million which is being amortized prospectively over 20 years.

      In December 1992, FERC issued a Statement of Policy allowing natural gas pipelines to recognize, as a component of jurisdictional cost-based rates, prudently incurred SFAS No. 106 costs, provided that amounts accrued under SFAS No. 106 are fully funded with an irrevocable external trust fund and that income tax deductions for contributions to the trust fund are maximized. Northwest Pipeline has complied with this Statement of Policy.

      Effective January 1, 1994 Pipeline adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for
Postemployment Benefits", which requires the accrual of benefits provided to former or inactive employees after regular employment but before retirement. The adoption of the new standard had no effect on Pipeline's net income and had no significant effect on Pipeline's balance sheet.

      Williams maintains various defined contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. All Company contributions are invested in Williams stock. Contributions by Pipeline to these plans totaled $1.8 million for each of the years 1994, 1993 and 1992.

(9)   RELATED PARTY TRANSACTIONS

      Williams' corporate overhead expenses allocated to Pipeline were $4.6 million, $4.2 million and $6.4 million for 1994, 1993 and 1992, respectively, of which $2.4 million was allocated to discontinued operations for 1992. Such expenses have been allocated to Pipeline by Williams, primarily based on the Massachusetts formula, which is a FERC approved method utilizing a combination of operating revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis which amounted to $3.4 million, $4.9 million and $5.4 million for 1994, 1993 and 1992, respectively, of which $2 million was charged to discontinued operations in 1992. Corporate overhead allocated and direct administrative services, representative of the amounts allocated/charged to discontinued operations, continue to be allocated/charged to Processing since the transfer described in Note 2. In addition, Pipeline received interest income from advances to parent of $1.2 million and $2.3 million during 1994 and 1992, respectively. There were no advances to parent during 1993.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

      During the periods presented, Pipeline's revenues reflect gas sales, transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $3.4 million, $4.8 million and $16.8 million for 1994, 1993 and 1992, respectively. Liquids products extracted from Pipeline's gas processing plants (discontinued operations) were marketed by a subsidiary of Williams for a fee. Such commissions were $2.1 million in 1992.

      Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above described transactions are charged on the basis of commercial relationships and prevailing market prices or general industry practices.

(10)  CONTINGENT LIABILITIES AND COMMITMENTS

Contract Reformation

      Pursuant to FERC policy, Pipeline filed to recover a portion of contract reformation costs through direct bills to former sales customers and through surcharges to transportation as well as sales commodity rates. The total amount of contract reformation costs authorized by FERC to be collected by Pipeline by means of a direct bill mechanism was $34 million. All amounts have been recovered at December 31, 1994.

      FERC initially approved Pipeline's use of a mechanism to direct bill Pipeline's contract reformation costs, but when challenged on appeal, sought a remand to reassess its order concerning the billing mechanism. Pipeline has received an order from FERC that requires Pipeline to reallocate such contract reformation costs using a different method. Although reallocation will require refunds of certain amounts, it is expected that Pipeline will be permitted to recover substantially all of these costs from other customers.

Pending Rate Cases

      On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On July 28, 1994, Pipeline received an initial decision from an Administrative Law Judge ("ALJ") on this rate case. This decision will be considered by the FERC prior to its issuance of a final order. Pipeline has raised exceptions with the FERC to the ALJ decision and is awaiting the FERC's final order. Pipeline believes the outcome of the final order is not likely to have a significant effect on net income.

      On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This new filing seeks a revenue increase for a projected deficiency caused by increased costs and loss of cost recovery assigned to a transportation contract terminated subsequent to the rate case filed on October 1, 1992.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

Other Regulatory Matters

       In 1989, the FERC issued an order to Pipeline instituting a formal investigation related to the assignment by Pipeline of certain gas supply contracts to an affiliate. Pipeline was ordered to show cause why the assignments did not violate certain federal statutes and FERC regulations. By order dated October 5, 1992, the FERC set the matter for an expedited hearing before an Administrative Law Judge ("ALJ"). The ALJ issued a decision in favor of Pipeline on May 13, 1993. On April 6, 1994, the FERC issued an order terminating all proceedings and affirming the ALJ's May 13, 1993 decision in favor of Pipeline.

Other Legal Matters

       In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

Summary of Contingent Liabilities

       Management believes that the ultimate resolution of the foregoing matters, after consideration of amounts accrued, insurance coverage or other indemnification arrangements, is not likely to have a materially adverse financial effect upon Pipeline in the future.


Other Matters

       Commitments for construction and acquisition of property, plant and equipment are approximately $19.1 million at December 31, 1994.

       During 1994 Pipeline sold, with limited recourse, certain receivables. Until the expiration of the arrangement in July 1994, net proceeds to Pipeline were limited to $40 million, none of which was utilized at the expiration date or at December 31, 1993. During 1994, Pipeline utilized this facility at varying times up to $18 million.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 1994 and 1993:


                                                                       Quarter of 1994
                                                  -----------------------------------------------------------
                                                   First             Second           Third           Fourth
                                                  -------           -------          -------          -------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .       $ 64,686          $ 57,816        $ 57,022         $ 58,949
Operating income  . . . . . . . . . . . . .         30,475            26,673          24,110           24,681
Income from continuing operations,
   net of tax . . . . . . . . . . . . . . .         12,894            12,282          10,217            9,505
Income applicable to common stock . . . . .         12,894            12,282          10,217            9,505




                                                                       Quarter of 1994
                                                  -----------------------------------------------------------
                                                   First             Second           Third           Fourth
                                                  -------           -------          -------          -------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .        $ 65,459         $ 73,959        $ 74,623         $ 62,502
Operating income  . . . . . . . . . . . . .          20,977           28,828          29,103           20,562
Income from continuing operations,
   net of tax . . . . . . . . . . . . . . .          13,565           11,998          10,212            8,124
Income applicable to common stock . . . . .          13,565           11,998          10,212            8,124


       Operating results since April 1, 1993 reflect a straight fixed variable rate design that tends to moderate seasonal swings in operating revenues. However, fourth quarter results include additions to certain rate reserves and, effective November 1, 1993, the final conversion of sales customers to transportation service.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


      Since Pipeline meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1 AND 2.     FINANCIAL STATEMENTS AND SCHEDULES (included in Parts II and IV of this report).

                    The financial statements are listed in the Index to Financial Statements on page 10. No schedules are required to be filed.

(A)3.           EXHIBITS:


  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

      *(a) Merger Agreement, dated as of September 20, 1983, between Williams and Energy (Exhibit 18 to Energy schedule 14D-9 (Amendment No. 3) dated September 22, 1983).

      *(b) The Plan of Merger, dated as of November 7, 1983, between Energy and a subsidiary of Williams (Exhibit 2(b) to Pipeline report on Form 10-K, No. 1-7414, filed March 22, 1984).

  (3) Articles of incorporation and by-laws:

      *(a) Restated Certificate of Incorporation (Exhibit 3a to Amendment No. 1 to Registration Statement on Form S-1, No. 2-55-273, filed January 13, 1976).

      *(b) By-laws, as amended (Exhibit 3c to Registration Statement on Form
           S-1, No. 2-55273, filed December 30, 1975).

  (4) Instruments defining the rights of security holders, including indentures:

      *(a) Note Purchase Agreement, dated as of April 15, 1982, between
           Pipeline and Teachers Insurance and Annuity Association of America relating to Adjustable Rate Notes, due March 31, 2002 (Exhibit
           (a)4(e) to Energy Report on Form 10-Q for the quarter ended June 30, 1982, No. 1-7987).

      *(b) Debenture Purchase Agreement, dated as of June 6, 1986, between
           Pipeline and certain institutional investors relating to the 8.75% Series A Debentures, due 1996, 9.0% Series B Debentures, due 2001 and 9.25% Series C Debentures, due 2006 (Exhibit 4(n) to Pipeline Report on Form 10-K, No. 1-7414, filed March 31, 1987.)

      *(c) Indenture, dated as of November 15, 1988, between Pipeline and The
           Chase Manhattan Bank, relating to Pipeline's 10.65% Debentures (Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-3, No. 33- 25512, filed November 18, 1988).

      *(d) Senior Indenture, dated as of August 1, 1992, between Pipeline and
           Continental Bank, N.A., relating to Pipeline's 9% Debentures, due 2022 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-49150, filed July 2, 1992).

(10)  Material contracts:

      (c)    *(1)      Form of Transfer Agreement, dated July 1, 1991, between
                       Pipeline and Gas Processing (Exhibit 10(c)(8) to
                       Pipeline Report on Form 10-K, No. 1-7414, filed March
                       26, 1992).
             *(2)      Form of Operating Agreement, dated July 1, 1991, between
                       Pipeline and Williams Field Services Company (Exhibit
                       10(c)(9) to Pipeline Report on Form 10-K, No. 1-7414, filed March 26, 1992).

(23)  Consent of Independent Auditors

(27)  Financial Data Schedule (submitted to the SEC for its information).

(B)  REPORTS ON FORM 8-K:

      No reports on Form 8-K have been filed by Pipeline during the last quarter of the period covered by this report.





______________________

      *Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NORTHWEST PIPELINE CORPORATION
                                                (Registrant)

                                            By     /s/Brian E. O'Neill
                                              ------------------------------
                                                Brian E. O'Neill, President

Date:  February 28, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                                   Title
             ---------                                   -----
     /s/Keith E. Bailey                 Chairman of the Board and Director
- --------------------------------
        Keith E. Bailey

     /s/Brian E. O'Neill                President (Principal Executive Officer) and Director
- --------------------------------
        Brian E. O'Neill

     /s/J. Douglas Whisenant            Sr. Vice President and General Manager and Director
- --------------------------------
        J. Douglas Whisenant

     /s/Timothy J. Hausler              Vice President - Finance and Administration, Treasurer and Director
- --------------------------------          (Principal Financial Officer)
        Timothy J. Hausler

     /s/Matt J. Gillis                  Vice President  - Operations and Director
- --------------------------------
        Matt J. Gillis

     /s/Ronald M. Mucci                 Vice President - Marketing and Director
- --------------------------------
        Ronald M. Mucci

     /s/Curtis C. Kennedy               Controller (Principal Accounting Officer)
- --------------------------------
        Curtis C. Kennedy

     /s/Cuba Wadlington, Jr.            Director
- --------------------------------
        Cuba Wadlington, Jr.

Date:  February 28, 1995