Form 10-Q
period 1995-03-31
NORTHWEST PIPELINE CORP
filed 1995-05-11
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
                               -----------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number 1-7414

                       NORTHWEST PIPELINE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                87-0269236
- -------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                295 Chipeta Way
                            Salt Lake City, Utah 84108
             -----------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                (801) 583-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                      Outstanding at May 9, 1995
- ---------------------------                           --------------------------
Common stock, $1 par value                                    1,000 shares


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS





                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Statement of Income, three months
         ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .                 1

      Balance Sheet as of March 31, 1995 and
         December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2

      Statement of Cash Flows, three
         months ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . .                 4

      Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . .                 5

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations   . . . . . . . . . . . . . . . .                 7


PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                10

                        PART I.   FINANCIAL INFORMATION

                         Item 1.   Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                              STATEMENT OF INCOME
                                  (Unaudited)

================================================================================



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------------
                                                                               1995                 1994
                                                                           ------------          ------------
                                                                                      (Thousands)
 OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . .              $ 59,073              $ 64,686
                                                                           ------------          ------------

 OPERATING EXPENSES:
    Amortization of contract reformation costs . . . . . . . . .                 -                     4,053
    Operation  . . . . . . . . . . . . . . . . . . . . . . . . .                19,720                18,154
    Maintenance  . . . . . . . . . . . . . . . . . . . . . . . .                 1,780                 1,242
    Depreciation and amortization  . . . . . . . . . . . . . . .                 7,690                 7,277
    Taxes, other than income taxes . . . . . . . . . . . . . . .                 3,476                 3,485
                                                                           ------------          ------------
                                                                                32,666                34,211
                                                                           ------------          ------------
         Operating income  . . . . . . . . . . . . . . . . . . .                26,407                30,475
                                                                           ------------          ------------
 OTHER INCOME - net  . . . . . . . . . . . . . . . . . . . . . .                   839                   410
                                                                           ------------          ------------
 INTEREST CHARGES:
    Interest on long-term debt . . . . . . . . . . . . . . . . .                 7,333                 7,628
    Other interest . . . . . . . . . . . . . . . . . . . . . . .                 1,320                 2,793
    Allowance for borrowed funds used during construction  . . .                  (435)                 (236)
                                                                           ------------          ------------
                                                                                 8,218                10,185
                                                                           ------------          ------------
 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . .                19,028                20,700
 PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . .                 6,450                 7,806
                                                                           ------------          ------------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 12,578              $ 12,894
                                                                           ============          ============
 CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . . . . . . . .              $  -                  $ 18,000
                                                                           ============          ============

- ---------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET

================================================================================
                                     ASSETS

                                                                            March 31,
                                                                              1995               December 31,
                                                                           (Unaudited)               1994
                                                                           ------------          ------------
                                                                                       (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . . . . . . .            $1,272,508            $1,264,539
   Less - Accumulated depreciation and amortization . . . . . . .               504,210               497,075
                                                                           ------------          ------------
                                                                                768,298               767,464

   Construction work in progress  . . . . . . . . . . . . . . . .                47,997                43,429
                                                                           ------------          ------------
                                                                                816,295               810,893
                                                                           ------------          ------------
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .                   622                 1,818
   Advances to parent . . . . . . . . . . . . . . . . . . . . . .                35,263                11,909
   Accounts receivable -
       Trade  . . . . . . . . . . . . . . . . . . . . . . . . . .                29,119                35,578
       Affiliated companies   . . . . . . . . . . . . . . . . . .                   905                 2,055
   Gas stored underground (principally at average cost) . . . . .                 5,520                 8,354
   Materials and supplies (principally at average cost) . . . . .                10,987                10,826
   Exchange gas due from others . . . . . . . . . . . . . . . . .                 7,616                 6,821
   Costs recoverable through rate adjustments . . . . . . . . . .                 6,770                 2,148
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . .                 2,368                 2,368
   Prepayments and other  . . . . . . . . . . . . . . . . . . . .                 4,269                 2,795
                                                                           ------------          ------------
                                                                                103,439                84,672
                                                                           ------------          ------------
OTHER ASSETS:
   Deferred charges . . . . . . . . . . . . . . . . . . . . . . .                22,691                23,207
                                                                           ------------          ------------
                                                                             $  942,425            $  918,772
                                                                           ============          ============



- ---------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET

================================================================================
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                           March 31,
                                                                             1995             December 31,
                                                                          (Unaudited)             1994
                                                                         ------------         ------------
                                                                                   (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
      Common stock, par value $1 per share;
        authorized and outstanding, 1,000 shares  . . . . . . . .            $      1             $      1
      Additional paid-in capital  . . . . . . . . . . . . . . . .             262,440              262,440
      Retained earnings   . . . . . . . . . . . . . . . . . . . .             177,114              164,536
                                                                         ------------         ------------
                                                                              439,555              426,977

   Long-term debt, less current maturities  . . . . . . . . . . .             296,048              297,705
                                                                         ------------         ------------
                                                                              735,603              724,682
                                                                         ------------         ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt . . . . . . . . . . . . .               8,591                8,591
   Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .              11,285               15,301
      Affiliated companies  . . . . . . . . . . . . . . . . . . .                 301                  371
   Accrued liabilities -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . .               8,156                1,779
      Taxes, other than income taxes  . . . . . . . . . . . . . .               9,025                6,724
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . .              12,680               11,890
      Employee costs  . . . . . . . . . . . . . . . . . . . . . .               7,021                6,950
      Exchange gas due to others  . . . . . . . . . . . . . . . .              14,815               11,007
      Reserve for estimated rate refunds  . . . . . . . . . . . .              45,395               39,998
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . .               2,826                2,704
                                                                         ------------         ------------
                                                                              120,095              105,315
                                                                         ------------         ------------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .              76,155               78,183
                                                                         ------------         ------------
OTHER DEFERRED CREDITS  . . . . . . . . . . . . . . . . . . . . .              10,572               10,592
                                                                         ------------         ------------
CONTINGENT LIABILITIES AND COMMITMENTS  . . . . . . . . . . . . .
                                                                         ------------         ------------
                                                                             $942,425             $918,772
                                                                         ============         ============

- ---------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

================================================================================

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                              1995                  1994
                                                                         ------------           ------------
                                                                                      (Thousands)
 OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .             $ 12,578               $ 12,894
    Adjustments to reconcile to cash provided by operations -
       Depreciation and amortization . . . . . . . . . . . . . .                7,690                  7,277
       Provision (credit) for deferred income taxes  . . . . . .               (2,028)                 1,368
       Amortization of deferred charges and credits  . . . . . .                  250                    254
       Allowance for equity funds used during construction . . .                 (474)                  (115)
       Increase (decrease) from changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . .                6,814                  6,326
         Inventory . . . . . . . . . . . . . . . . . . . . . . .                2,673                  7,783
         Other current assets  . . . . . . . . . . . . . . . . .               (6,096)                 4,470
         Other assets and deferred charges . . . . . . . . . . .                  (30)                  (104)
         Accounts payable  . . . . . . . . . . . . . . . . . . .                  545                 (6,620)
         Other current liabilities . . . . . . . . . . . . . . .               15,058                  8,021
         Other deferred credits  . . . . . . . . . . . . . . . .                  286                  -
       Other . . . . . . . . . . . . . . . . . . . . . . . . . .                  (31)                 -
                                                                         ------------           ------------
    Net cash provided by operating activities  . . . . . . . . .               37,235                 41,554
                                                                         ------------           ------------
 INVESTING ACTIVITIES:
    Property, plant and equipment -
       Capital expenditures  . . . . . . . . . . . . . . . . . .              (12,564)               (12,635)
       Asset removal cost  . . . . . . . . . . . . . . . . . . .                  (23)                  (406)
       Changes in accounts payable . . . . . . . . . . . . . . .                 (823)                (1,163)
    Advances to parent . . . . . . . . . . . . . . . . . . . . .              (23,354)               (31,728)
                                                                         ------------           ------------
    Net cash used by investing activities  . . . . . . . . . . .              (36,764)               (45,932)
                                                                         ------------           ------------
 FINANCING ACTIVITIES:
    Principal payments on long-term debt . . . . . . . . . . . .               (1,667)                (1,667)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . .                -                    (18,000)
                                                                         ------------           ------------
    Net cash used by financing activities  . . . . . . . . . . .               (1,667)               (19,667)
                                                                         ------------           ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .               (1,196)               (24,045)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . .                1,818                 24,675
                                                                         ------------           ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . .             $    622               $    630
                                                                         ============           ============

- ---------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

================================================================================

(1)    GENERAL

       The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1994 Annual Report Form 10-K.

       Cash payments for interest were $6.9 million and $7.2 million, net of $.4 million and $.2 million of interest capitalized, in the three month periods ended March 31, 1995 and 1994, respectively.

       Net cash payments made to The Williams Companies, Inc. ("Williams") for income taxes were $2.1 million in the three month period ended March 31, 1995. No payments were made in the three month period ended March 31, 1994.


(2)  LONG-TERM DEBT AND BANKING ARRANGEMENTS

           Pipeline shared in a $600 million Revolving Credit Agreement with Williams and two affiliated companies during 1994 and the first two months of
1995.   Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $300 million, none of which was used by Pipeline during 1994 or the first two months of 1995. Interest rates varied with current market conditions. Any borrowings by Pipeline are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness. The agreement contained restrictions which limited, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Effective February 23, 1995, this agreement was renegotiated to an $800 million Revolving Credit Agreement with Williams and three affiliated companies, with Pipeline's maximum borrowing availability, subject to prior borrowing by the other affiliated companies, increasing to $400 million, none of which was used by Pipeline during the final month of the first quarter of 1995.


(3)    CONTINGENT LIABILITIES AND COMMITMENTS

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

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

================================================================================

       FERC initially approved Pipeline's use of a mechanism to direct bill Pipeline's contract reformation costs, but when challenged on appeal, sought a remand to reassess its order concerning the billing mechanism. Pipeline has received an order from FERC that requires Pipeline to reallocate such contract reformation costs using a different method. Although reallocation will likely require refunds of certain amounts, it is expected that Pipeline will be permitted to recover substantially all of these costs from other customers.

Pending Rate Case

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

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This new filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992.

Other Legal Matters

       In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

Summary of Contingent Liabilities

       Management believes that the ultimate resolution of the foregoing matters, after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a materially adverse effect upon Pipeline's net income, balance sheet or cash flow in the future.

                      Item 2.  Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


       This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 1995 and 1994.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1995 vs. Quarter Ended March 31, 1994

       Operating revenues decreased $5.6 million, or 9%, due primarily to the absence of contract reformation surcharges which were terminated March 31, 1994. Contract reformation surcharges during the first quarter of 1994 were $6.3 million. Significant variances due to changes in price and volume no longer impact revenues, because under its straight-fixed-variable rate design methodology, the bulk of Pipeline's overall cost of service is recovered through a fixed demand charge in its transportation rate.

       Pipeline's transportation service accounted for 94% of operating revenues for both the first quarters of 1995 and 1994. Of that 94%, Pipeline's firm transportation service accounted for 98% and 96% in the first quarters of 1995 and 1994, respectively. The remaining 2% and 4% for each period, respectively, represented interruptible transportation service. Additionally, 4% and 5% of revenues represented gas storage service for the first quarters of 1995 and 1994, respectively.

       Operating expenses decreased $1.5 million, or 5%, due to the $4.1 million absence of amortization of contract reformation costs. This was partially offset by a $1.6 million increase in operation costs, a $.5 million increase in maintenance costs and a $.4 million depreciation and amortization expense increase.

       Operating income decreased $4.1 million, or 13%, primarily due to the absence of contract reformation surcharge revenues, increased operation, maintenance and depreciation and amortization expense, partially offset by the absence of contract reformation amortization expense.

       Other income increased $.4 million, or 105%, primarily due to an increase in the allowance for equity funds used during construction associated with the start of Pipeline's second mainline expansion and other construction projects.

       Interest on long-term debt decreased $.3 million as the result of retiring the current portion of certain debt obligations in 1994. Other interest expense decreased $1.5 million primarily due to the absence of deferred carrying costs on contract reformation. The allowance for borrowed funds used during construction increased $.2 million reflecting the start of the second mainline expansion project.

FINANCIAL CONDITION AND LIQUIDITY

       Pipeline anticipates 1995 capital expenditures will total approximately $164.5 million, of which $12.6 million has been expended through March 31, 1995. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

       Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity. In August 1993, Pipeline filed applications for FERC approval to build additional mainline expansions totaling 360 MMcf of gas per day of system capacity. In order to assure unneeded incremental capacity was not constructed, in March 1994 Pipeline allowed expansion shippers to reduce their contracted level of service. Many of the expansion shippers were able to obtain needed service through readily available firm segmented capacity releases under FERC Order No. 636 that Pipeline implemented on November 1, 1993 and opted to reduce their contracted level of service. As a result, Pipeline filed an amended certificate reducing the expansions to 164 MMcf of gas per day of increased system capacity. On April 19, 1995 FERC issued the certificates of public convenience and necessity authorizing construction and operation of these expansion projects. Since April 19, 1995 another major customer has exercised an option to reduce their contracted capacity. Therefore, Pipeline again plans to file for another amended certificate before July 1995 to reduce the expansions to 162 MMcf of gas per day of increased system capacity at an estimated cost of $105.2 million to be in service by the end of 1995. Other opportunities include the construction of $15 million of lateral and meter station expansions to meet existing customer's shifting demand patterns under Order No. 636.

       Pipeline shared in a $600 million Revolving Credit Agreement with Williams and two affiliated companies during 1994 and the first two months of
1995.   Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $300 million, none of which was used by Pipeline during 1994 or the first two months of 1995. Interest rates varied with current market conditions. Any borrowings by Pipeline are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness. The agreement contained restrictions which limited, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Effective February 23, 1995, this agreement was renegotiated to an $800 million Revolving Credit Agreement with Williams and three affiliated companies, with Pipeline's maximum borrowing availability, subject to prior borrowing by the other affiliated companies, increasing to $400 million, none of which was used by Pipeline during the final month of the first quarter of 1995.

       Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

OTHER

       Pipeline owns and operates an interstate natural gas pipeline system, including facilities for mainline transmission and gas storage. Pipeline's transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 and under the Natural Gas Policy Act of 1978, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of its jurisdictional facilities, and its accounting, among other things, are subject to regulation.

       Pipeline is also subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its business. Management believes that Pipeline is in substantial compliance with existing environmental requirements. Pipeline believes that, with respect to any capital expenditures required to meet applicable standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon Pipeline's earnings, cash flow or competitive position.

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On July 28, 1994, Pipeline received an initial decision from an ALJ on this rate case. This decision will be considered by the FERC prior to its issuance of a final order. Pipeline has raised exceptions with the FERC to the ALJ decision and is awaiting the FERC's final order. Since Pipeline has already reserved for the expected FERC decision, Pipeline believes the outcome of the final order is not likely to have a significant effect on either net income or future cash flows.

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This new filing seeks a revenue increase for a projected deficiency caused by increased costs and loss of cost recovery assigned to a transportation contract terminated subsequent to the rate case filed on October 1, 1992.


       The following table summarizes volumes and average rates for the periods indicated:

                                                                           Quarter Ended March 31,
                                                                      --------------------------------
                                                                          1995                1994
                                                                      ------------        ------------
          Total Gas volumes throughput (TBtu)                                208                 175

          Average Daily Transportation Volumes (TBtu)                        2.3                 1.9
          Average Daily Firm Reserve Capacity (TBtu)                         2.4                 2.4

                          PART II.  OTHER INFORMATION


       The information required by items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information is included elsewhere in this report or has been previously reported by the Registrant.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                NORTHWEST PIPELINE CORPORATION
                                               --------------------------------
                                                          Registrant



                                        By:         /s/ Curtis C. Kennedy
                                               --------------------------------
                                                        Curtis C. Kennedy
                                                           Controller
                                                 (Duly Authorized Officer and
                                                   Chief Accounting Officer)






Date:  May 9, 1995

                                 EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION
- -----------            -----------
   27                  Financial Data Schedule