Form 10-Q
period 1995-06-30
NORTHWEST PIPELINE CORP
filed 1995-08-11
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
                               _________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1995

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

                                295 Chipeta Way
                         Salt Lake City, Utah 84158-0900
             -----------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                (801) 583-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at August 11, 1995
- --------------------------                  ------------------------------
Common stock, $1 par value                           1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS




                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Statement of Income, three and six months
       ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

      Balance Sheet as of June 30, 1995 and
       December 31, 1994.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2

      Statement of Cash Flows, six
       months ended June 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . .           4

      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . .           7


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                              STATEMENT OF INCOME

                                  (Unaudited)

=============================================================================================================
                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                          ----------------------      -----------------------
                                                            1995         1994           1995           1994
                                                          --------      --------      --------       --------
                                                                              (Thousands)
 OPERATING REVENUES  . . . . . . . . . . . . . . . .     $ 59,052      $ 57,816       $118,125       $122,502
                                                         --------      --------       --------       --------
 OPERATING EXPENSES:
   Amortization of contract reformation costs  . . .          -             -              -            4,053
   Operation . . . . . . . . . . . . . . . . . . . .       18,803        18,671         38,523         36,825
   Maintenance . . . . . . . . . . . . . . . . . . .        2,104         2,019          3,884          3,261
   Depreciation and amortization . . . . . . . . . .        7,605         7,261         15,295         14,538
   Taxes, other than income taxes  . . . . . . . . .        3,243         3,192          6,719          6,677
                                                         --------      --------       --------       --------
                                                           31,755        31,143         64,421         65,354
                                                         --------      --------       --------       --------
     Operating income  . . . . . . . . . . . . . . .       27,297        26,673         53,704         57,148
                                                         --------      --------       --------       --------
 OTHER INCOME - net  . . . . . . . . . . . . . . . .          903         1,255          1,742          1,665
                                                         --------      --------       --------       --------
 INTEREST CHARGES:
   Interest on long-term debt  . . . . . . . . . . .        7,228         7,505         14,561         15,133
   Other interest  . . . . . . . . . . . . . . . . .        1,568           998          2,888          3,791
   Allowance for borrowed funds used during
     construction  . . . . . . . . . . . . . . . . .         (667)         (287)        (1,102)          (523)
                                                         --------      --------       --------       --------
                                                            8,129         8,216         16,347         18,401
                                                         --------      --------       --------       --------
 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .       20,071        19,712         39,099         40,412

 PROVISION FOR INCOME TAXES  . . . . . . . . . . . .        4,472         7,430         10,922         15,236
                                                         --------      --------       --------       --------
 NET INCOME  . . . . . . . . . . . . . . . . . . . .     $ 15,599      $ 12,282       $ 28,177       $ 25,176
                                                         ========      ========       ========       ========
 CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . .     $    -        $ 12,000       $    -         $ 30,000
                                                         ========      ========       ========       ========





_________________________________
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

==============================================================================================================

                                                    ASSETS


                                                                            June 30,              December 31,
                                                                              1995                    1994
                                                                           ----------              ----------
                                                                                    (Thousands)
 PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . . . .               $1,264,989              $1,264,539
   Less - Accumulated depreciation and amortization  . . . .                  505,816                 497,075
                                                                           ----------              ----------
                                                                              759,173                 767,464
   Construction work in progress . . . . . . . . . . . . . .                   69,150                  43,429
                                                                           ----------              ----------
                                                                              828,323                 810,893
                                                                           ----------              ----------
 CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .                      547                   1,818
   Advances to parent  . . . . . . . . . . . . . . . . . . .                   20,585                  11,909
   Accounts receivable -
      Trade  . . . . . . . . . . . . . . . . . . . . . . . .                   35,399                  35,578
      Affiliated companies . . . . . . . . . . . . . . . . .                    1,124                   2,055
   Gas stored underground (principally at average cost)  . .                    5,700                   8,354
   Materials and supplies (principally at average cost)  . .                   11,114                  10,826
   Exchange gas due from others  . . . . . . . . . . . . . .                    8,920                   6,821
   Costs recoverable through rate adjustments  . . . . . . .                    8,418                   2,148
   Deferred income taxes . . . . . . . . . . . . . . . . . .                   16,722                   2,368
   Prepayments and other . . . . . . . . . . . . . . . . . .                    6,989                   2,795
                                                                           ----------              ----------
                                                                              115,518                  84,672
                                                                           ----------              ----------
 OTHER ASSETS:
   Deferred charges  . . . . . . . . . . . . . . . . . . . .                   22,937                  23,207
                                                                           ----------              ----------
                                                                           $  966,778              $  918,772
                                                                           ==========              ==========





____________________________
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

============================================================================================================

                                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                             June 30,           December 31,
                                                                               1995                 1994
                                                                             --------             --------
                                                                                   (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
      Common stock, par value, $1 per share;
        authorized and outstanding, 1,000 shares  . . . . . . . .            $      1             $      1
      Additional paid-in capital  . . . . . . . . . . . . . . . .             262,440              262,440
      Retained earnings   . . . . . . . . . . . . . . . . . . . .             187,172              164,536
                                                                             --------             --------
                                                                              449,613              426,977
   Long-term debt, less current maturities  . . . . . . . . . . .             287,209              297,705
                                                                             --------             --------
                                                                              736,822              724,682
                                                                             --------             --------
CURRENT LIABILITIES:
   Current maturities of long-term debt . . . . . . . . . . . . .               8,591                8,591
   Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .              13,586               15,301
      Affiliated companies  . . . . . . . . . . . . . . . . . . .               1,406                  371
   Accrued liabilities -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . .               -                    1,779
      Taxes, other than income taxes  . . . . . . . . . . . . . .               8,039                6,724
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . .              13,691               11,890
      Employee costs  . . . . . . . . . . . . . . . . . . . . . .               6,650                6,950
      Exchange gas due to others  . . . . . . . . . . . . . . . .              16,449               11,007
      Reserves for estimated rate refunds   . . . . . . . . . . .              50,157               39,998
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . .               3,028                2,704
                                                                             --------             --------
                                                                              121,597              105,315
                                                                             --------             --------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .              98,210               78,183
                                                                             --------             --------
OTHER DEFERRED CREDITS  . . . . . . . . . . . . . . . . . . . . .              10,149               10,592
                                                                             --------             --------
CONTINGENT LIABILITIES AND COMMITMENTS  . . . . . . . . . . . . .
                                                                             --------             --------
                                                                             $966,778             $918,772
                                                                             ========             ========


____________________________
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                ----------------------------
                                                                                  1995                1994
                                                                                --------            --------
                                                                                        (Thousands)
 OPERATING ACTIVITIES:
     Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 28,177            $ 25,176
     Adjustments to reconcile to cash provided by operations -
       Depreciation and amortization . . . . . . . . . . . . . . . .              15,295              14,538
       Provision for deferred income taxes . . . . . . . . . . . . .               5,673               2,867
       Amortization of deferred charges and credits  . . . . . . . .                 450                 672
       Changes in receivables sold . . . . . . . . . . . . . . . . .                 -                18,000
       Allowance for equity funds used during construction . . . . .              (1,054)               (526)
       Increase (decrease) from changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . . . .              (1,663)              7,810
         Inventory . . . . . . . . . . . . . . . . . . . . . . . . .               2,366               5,272
         Other current assets  . . . . . . . . . . . . . . . . . . .              (9,790)              5,360
         Other assets and deferred charges . . . . . . . . . . . . .                (770)             (2,421)
         Accounts payable  . . . . . . . . . . . . . . . . . . . . .             (15,533)             (7,065)
         Other current liabilities . . . . . . . . . . . . . . . . .              11,520               4,370
         Other deferred credits  . . . . . . . . . . . . . . . . . .                 166                  (1)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (45)                  5
                                                                                --------            --------
     Net cash provided by operating activities . . . . . . . . . . .              34,792              74,057
                                                                                --------            --------
 INVESTING ACTIVITIES:
     Property, plant and equipment -
       Capital expenditures  . . . . . . . . . . . . . . . . . . . .             (36,932)            (23,129)
       Asset removal costs . . . . . . . . . . . . . . . . . . . . .                (235)             (1,208)
       Changes in accounts payable . . . . . . . . . . . . . . . . .              20,295              (3,613)
     Advances to parent  . . . . . . . . . . . . . . . . . . . . . .              (8,676)            (27,396)
                                                                                --------            --------
     Net cash used by investing activities . . . . . . . . . . . . .             (25,548)            (55,346)
                                                                                --------            --------
 FINANCING ACTIVITIES:
     Principal payments on long-term debt  . . . . . . . . . . . . .             (10,515)            (13,015)
     Cash dividends paid . . . . . . . . . . . . . . . . . . . . . .                 -               (30,000)
                                                                                --------            --------
     Net cash used by financing activities . . . . . . . . . . . . .             (10,515)            (43,015)
                                                                                --------            --------
 NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .              (1,271)            (24,304)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . .               1,818              24,675
                                                                                --------            --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . .            $    547            $    371
                                                                                ========            ========




______________________________
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
================================================================================

(1)    GENERAL

       The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 1995 and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1994 Annual Report Form 10-K.

       Cash payments for interest were $13.6 million and $14.7 million, net of $1.1 million and $.5 million of interest capitalized, in the six month periods ended June 30, 1995 and 1994, respectively.

       Net cash payments made to The Williams Companies, Inc. ("Williams") for income taxes were $7.7 million and $11.2 million in the six month periods ended June 30, 1995 and 1994, respectively.


(2)    RETAINED EARNINGS

Noncash Dividends

       On May 1, 1995, Pipeline transferred an aircraft, net of associated deferred income tax liabilities, to Williams by dividend. This asset, which is not included in the accompanying balance sheet as of June 30, 1995, had a net book value of $5.5 million.


(3)    LONG-TERM DEBT AND BANKING ARRANGEMENTS

       On May 31, 1995, Pipeline called $1.9 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. No early redemption premium was required. The prepayment was in addition to the scheduled May 31, 1995 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

       Pipeline shares in an $800 million Revolving Credit Agreement with Williams and three affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1995. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - Continued
                                  (Unaudited)
================================================================================

(4)    CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the Federal Energy Regulatory Commission ("FERC") on this rate case. A number of parties have sought rehearing on the rate of return on equity and various other issues. While the favorable order by the FERC could result in reversal to income of a portion of the reserve for estimated rate refunds, no adjustment has been made at this time pending a review of the rehearing requests.

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

Summary of Contingent Liabilities

       Management believes that the ultimate resolution of the foregoing matters, after consideration of amounts accrued, insurance coverage and other indemnification arrangements, will not have a materially adverse effect upon Pipeline's future financial position, results of operations, and future cash flow requirements.

                      Item 2.  Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations

       This analysis discusses financial results of Pipeline's operations for the quarters and six month periods ended June 30, 1995 and 1994.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1995 vs. Quarter Ended June 30, 1994

       Operating revenues increased $1.2 million, or 2%, due primarily to increased rates put into effect on November 1, 1994. Variances due to changes in price and volume no longer significantly impact revenues, because under its straight- fixed-variable rate design methodology, the bulk of Pipeline's overall cost of service is recovered through a fixed demand charge in its transportation rate.

       Pipeline's transportation service accounted for 92% and 94% of operating revenues for 1995 and 1994, respectively. Of those amounts, Pipeline's firm transportation service accounted for 99% and 98% of 1995 and 1994, respectively. The remaining 1% and 2% for each period, respectively, represented interruptible transportation service. Additionally, 4% and 5% of operating revenues represented gas storage service for 1995 and 1994, respectively.

       Operating expenses increased $.6 million, or 2%, primarily due to slight increases in operation costs, maintenance costs, depreciation and amortization, and taxes other than income taxes.

       Operating income increased $.6 million, or 2%, primarily due to increased rates put into effect on November 1, 1994, partially offset by slight increases in operation costs, maintenance costs, depreciation and amortization, and taxes other than income taxes.

       Other interest expense increased $.6 million due to an increase in interest on revenues which are subject to refund. The allowance for borrowed funds used during construction increased $.4 million reflecting the start of another mainline expansion project.

Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

       Operating revenues decreased $4.4 million, or 4%, due primarily to the absence of contract reformation surcharges which terminated March 31, 1994, partially offset by increased rates put into effect on November 1, 1994. Variances due to changes in price and volume no longer significantly impact revenues, because under its straight-fixed-variable rate design methodology, the bulk of Pipeline's overall cost of service is recovered through a fixed demand charge in its transportation rate.

       Pipeline's transportation service accounted for 93% and 94% of operating revenues for the periods ended June 1995 and 1994, respectively. Of those amounts, Pipeline's firm transportation service accounted for 98% and 99%, respectively. The remaining 2% and 1% for each period, respectively, represented interruptible transportation service. Additionally, 4% and 5% of operating revenues represented gas storage service for the periods ended June 1995 and 1994, respectively.

       Operating expenses decreased $.9 million, or 1%, primarily due to the absence of amortization of contract reformation costs. This was partially offset by a $1.7 million increase in operation expenses, a $.6 million increase in maintenance costs and a $.8 million increase in depreciation and amortization.

       Operating income decreased $3.4 million, or 6%, primarily due to the absence of contract reformation surcharge revenues, increased operation, maintenance, and depreciation and amortization expenses, partially offset by the absence of contract reformation amortization expense.

       Other income increased $.1 million, or 5%, primarily due to an increase in the allowance for equity funds used during construction associated with the start of Pipeline's second mainline expansion and other construction projects.

       Other interest expense decreased $.9 million principally due to the absence of deferred carrying costs on contract reformation. The allowance for borrowed funds used during construction increased $.6 million reflecting the start of another mainline expansion project.

       The following table summarizes annual volumes and average daily volumes for the periods indicated:

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                              1995                 1994
                                                              ----                 ----
        Total Gas volumes throughput (TBtu)                    397                  329
        Average Daily Transportation Volumes (TBtu)            2.2                  1.8
        Average Daily Firm Reserved Capacity (TBtu)            2.4                  2.4

FINANCIAL CONDITION AND LIQUIDITY

       Pipeline anticipates 1995 capital expenditures will total approximately $174.6 million, of which $37 million has been expended through June 30, 1995. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

       Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity. In August 1993, Pipeline filed applications for FERC approval to build additional mainline expansions totaling 360 MMcf of gas per day of system capacity. In order to assure unneeded incremental capacity was not constructed, in March 1994 Pipeline allowed expansion shippers to reduce their contracted level of service. Many of the expansion shippers were able to obtain needed service through readily available firm segmented capacity releases under FERC Order No. 636 that Pipeline implemented on November 1, 1993, and opted to reduce their contracted level of service. As a result, Pipeline is reducing the expansions to 144 MMcf of gas per day of increased system capacity. On April 19, 1995, FERC issued the certificates of public convenience and necessity authorizing construction and operation of these expansion projects which are estimated to cost approximately $106 million.

       On May 31, 1995, Pipeline called $1.9 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. No early redemption premium was required. The prepayment was in addition to the scheduled May 31, 1995 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

       Pipeline shares in an $800 million Revolving Credit Agreement with Williams and three affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1995. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case. A number of parties have sought rehearing on the rate of return on equity and various other issues. While the favorable order by the FERC could result in reversal to income of a portion of the reserve for estimated rate refunds, no adjustment has been made at this time pending a review of the rehearing requests.

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



                                       NORTHWEST PIPELINE CORPORATION
                                   --------------------------------------
                                                 Registrant



                            By:             /s/ CURTIS C. KENNEDY
                                   --------------------------------------
                                                Curtis C. Kennedy
                                                   Controller
                                         (Duly Authorized Officer and
                                           Chief Accounting Officer)





Date:   August 11, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

27           Financial Data Schedule.
