Form 10-Q
period 1995-09-30
NORTHWEST PIPELINE CORP
filed 1995-11-13
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
                               _________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1995

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number 1-7414

                       NORTHWEST PIPELINE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     87-0269236
-------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

                               295 Chipeta Way
                       Salt Lake City, Utah 84158-0900
          ---------------------------------------------------------
            (Address of principal executive offices and Zip Code)

                               (801) 583-8800
      -----------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                  No Change
-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at November 10, 1995
----------------------------------------       --------------------------------
Common stock, $1 par value                                1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS



                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -
         Statement of Income, three and nine months
             ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .         1

         Balance Sheet as of September 30, 1995 and
             December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

         Statement of Cash Flows, nine
             months ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . .         4

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .         8

PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                              STATEMENT OF INCOME
                                  (Unaudited)

=======================================================================================================================
                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                    ---------------------------       --------------------------
                                                        1995            1994              1995           1994
                                                    ----------       ----------       -----------     ----------
                                                                             (Thousands)
OPERATING REVENUES  . . . . . . . . . . . . .       $   75,638       $   57,022        $  193,763     $  179,524
                                                    ----------       ----------       -----------     ----------

OPERATING EXPENSES:
   Amortization of contract reformation costs             -                -                  -            4,053
   Operation  . . . . . . . . . . . . . . . .           17,979           18,987            56,502         55,812
   Maintenance  . . . . . . . . . . . . . . .            3,385            3,283             7,269          6,544
   Depreciation and amortization  . . . . . .            7,527            7,427            22,822         21,965
   Taxes, other than income taxes . . . . . .            3,424            3,215            10,143          9,892
                                                    ----------       ----------       -----------     ----------
                                                        32,315           32,912            96,736         98,266
                                                    ----------       ----------       -----------     ----------

     Operating income   . . . . . . . . . . .           43,323           24,110            97,027         81,258
                                                    ----------       ----------       -----------     ----------

OTHER INCOME (EXPENSES) - net . . . . . . . .           (3,829)             619            (2,087)         2,284
                                                    ----------       ----------       -----------     ----------
INTEREST CHARGES:
   Interest on long-term debt . . . . . . . .            7,094            7,333            21,655         22,466
   Other interest . . . . . . . . . . . . . .             (342)           1,180             2,546          4,971
   Allowance for borrowed funds used
     during construction  . . . . . . . . . .             (932)            (356)           (2,034)          (879)
                                                    ----------       ----------       -----------     ----------

                                                         5,820            8,157            22,167         26,558
                                                    ----------       ----------       -----------     ----------


INCOME BEFORE INCOME TAXES  . . . . . . . . .           33,674           16,572            72,773         56,984
PROVISION FOR INCOME TAXES  . . . . . . . . .            9,330            6,355            20,252         21,591
                                                    ----------       ----------       -----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . .       $   24,344       $   10,217        $   52,521     $   35,393
                                                    ==========       ==========        ==========     ==========

CASH DIVIDEND ON COMMON STOCK . . . . . . . .       $     -          $     -           $     -        $   30,000
                                                    ==========       ==========        ==========     ==========



_____________________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)


================================================================================

                                     ASSETS
                                     ------

                                                                            September 30,       December 31,
                                                                                1995                1994
                                                                            -------------       ------------
                                                                                      (Thousands)

PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . . . . . . . . .        $1,282,742          $ 1,264,539
    Less - Accumulated depreciation and amortization  . . . . . . . .           512,847              497,075
                                                                             ----------          -----------
                                                                                769,895              767,464

    Construction work in progress . . . . . . . . . . . . . . . . . .           105,804               43,429
                                                                             ----------          -----------
                                                                                875,699              810,893
                                                                             ----------          -----------
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .             2,306                1,818
    Advances to parent  . . . . . . . . . . . . . . . . . . . . . . .             -                   11,909
    Accounts receivable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28,656               35,578
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . .             1,537                2,055
    Gas stored underground (principally at average cost)  . . . . . .             -                    8,354
    Materials and supplies (principally at average cost)  . . . . . .            10,886               10,826
    Exchange gas due from others  . . . . . . . . . . . . . . . . . .             9,339                6,821
    Costs recoverable through rate adjustments  . . . . . . . . . . .             6,082                2,148
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .            27,597                2,368
    Prepayments and other . . . . . . . . . . . . . . . . . . . . . .             6,078                2,795
                                                                             ----------          -----------
                                                                                 92,481               84,672
                                                                             ----------          -----------
OTHER ASSETS:
    Deferred charges  . . . . . . . . . . . . . . . . . . . . . . . .            29,026               23,207
                                                                             ----------          -----------
                                                                             $  997,206          $   918,772
                                                                             ==========          ===========





_______________________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

                                                                            September 30,       December 31,
                                                                                1995                1994
                                                                            -------------       ------------
                                                                                      (Thousands)

CAPITALIZATION:
    Common stockholder's equity -
      Common stock, par value $1 per share,
        authorized and outstanding, 1,000 shares  . . . . . . . . .         $        1          $        1
      Additional paid-in capital  . . . . . . . . . . . . . . . . .            262,440             262,440
      Retained earnings   . . . . . . . . . . . . . . . . . . . . .            211,516             164,536
                                                                            ----------          ----------
                                                                               473,957             426,977

    Long-term debt, less current maturities   . . . . . . . . . . .            287,219             297,705
                                                                            ----------          ----------
                                                                               761,176             724,682
                                                                            ----------          ----------
CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . . .              8,591               8,591
    Notes payable to banks  . . . . . . . . . . . . . . . . . . . .              1,600                -
    Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,679              15,301
      Affiliated companies  . . . . . . . . . . . . . . . . . . . .              1,463                 371
    Accrued liabilities -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             10,471               1,779
      Taxes, other than income taxes  . . . . . . . . . . . . . . .              9,063               6,724
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .             12,755              11,890
      Employee costs  . . . . . . . . . . . . . . . . . . . . . . .              6,869               6,950
      Exchange gas due to others  . . . . . . . . . . . . . . . . .             18,639              11,007
      Reserves for estimated rate refunds   . . . . . . . . . . . .             38,809              39,998
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .                906               2,704
                                                                            ----------          ----------
                                                                               122,845             105,315
                                                                            ----------          ----------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .            101,020              78,183
                                                                            ----------          ----------
OTHER DEFERRED CREDITS  . . . . . . . . . . . . . . . . . . . . . .             12,165              10,592
                                                                            ----------          ----------
CONTINGENT LIABILITIES AND COMMITMENTS  . . . . . . . . . . . . . .
                                                                            ----------          ----------
                                                                            $  997,206          $  918,772
                                                                            ==========          ==========



_____________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

================================================================================

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                               1995                  1994
                                                                            ---------             ---------
                                                                                      (Thousands)
OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  52,521             $  35,393
    Adjustments to reconcile to cash provided from operations -
       Depreciation and amortization  . . . . . . . . . . . . . . . .          22,822                21,965
       Provision for deferred income taxes  . . . . . . . . . . . . .             268                 1,237
       Amortization of deferred charges and credits . . . . . . . . .             716                 1,010
       Allowance for equity funds used during construction  . . . . .          (2,445)               (1,090)
       Increase (decrease) from changes in:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . .           4,922                 4,438
         Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .           2,594                 5,247
         Other current assets . . . . . . . . . . . . . . . . . . . .          (7,217)                5,275
         Other assets and deferred charges  . . . . . . . . . . . . .          (7,408)               (1,443)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . .           8,988                (8,473)
         Other current liabilities  . . . . . . . . . . . . . . . . .           8,828                14,375
         Other deferred credits . . . . . . . . . . . . . . . . . . .            (185)                 -
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (88)                    9
                                                                            ---------             ---------
    Net cash provided by operating activities . . . . . . . . . . . .          84,316                77,943
                                                                            ---------             ---------
INVESTING ACTIVITIES:
    Property, plant and equipment -
       Capital expenditures . . . . . . . . . . . . . . . . . . . . .         (84,745)              (38,232)
       Asset removal cost . . . . . . . . . . . . . . . . . . . . . .            (191)               (1,485)
       Changes in accounts payable  . . . . . . . . . . . . . . . . .          (1,886)               (1,657)
    Advances to parent  . . . . . . . . . . . . . . . . . . . . . . .          11,909               (17,634)
                                                                            ---------             ---------
    Net cash used by investing activities . . . . . . . . . . . . . .         (74,913)              (59,008)
                                                                            ---------             ---------

FINANCING ACTIVITIES:
    Principal payments on long-term debt  . . . . . . . . . . . . . .         (10,515)              (13,015)
    Proceeds from notes payable to Bank . . . . . . . . . . . . . . .          12,750                  -
    Payments on notes payable to Bank . . . . . . . . . . . . . . . .         (11,150)                 -
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .            -                  (30,000)
                                                                            ---------             ---------
    Net cash used by financing activities . . . . . . . . . . . . . .          (8,915)              (43,015)
                                                                            ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .             488               (24,080)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,818                24,675
                                                                            ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .       $   2,306             $     595
                                                                            =========             =========


_________________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

================================================================================

(1)    GENERAL

       The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1994 Annual Report on Form 10-K.

       Cash payments for interest were $20.0 million and $21.7 million, net of $2.0 million and $.9 million of interest capitalized, in the nine month periods ended September 30, 1995 and 1994, respectively.

       Net cash payments made to The Williams Companies, Inc. ("Williams") for income taxes were $11.3 million and $16.2 million in the nine month periods ended September 30, 1995 and 1994, respectively.


(2)    RETAINED EARNINGS

Noncash Dividends

       On May 1, 1995, Pipeline transferred an aircraft, net of associated deferred income tax liabilities, to Williams by dividend. This asset, which is not included in the accompanying balance sheet as of September 30, 1995, had a net book value of $5.5 million.


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

       Pipeline shares in an $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1995. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

       Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. Pipeline intends to file a settlement proposal with the FERC in November 1995, supported or not opposed by substantially all customers and the FERC Staff. The settlement would resolve all or substantially all the issues in this rate case. Pipeline has not adjusted its reserve accruals in the accompanying financial statements to reflect the proposed settlement.

       On August 1, 1995, Pipeline filed with the FERC for a general rate increase to be effective February 1, 1996. The filing seeks a revenue increase for increases in rate base related primarily to the current mainline expansion projects, increased operating costs primarily associated with an increase in headquarters office rent and increased depreciation expense.

Significant Litigation

       In October 1995, Pipeline received a judge's order following a non-jury trial involving claims arising from a transportation agreement of a former customer. In the decision, it was held that Pipeline was liable to the former customer in the amount of $6.4 million. Although Pipeline recorded an accrued liability in the third quarter 1995, Pipeline plans to file an appeal.

Other Legal and Regulatory Matters

       In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

Summary of Contingent Liabilities

       A review by Pipeline of the rehearing requests in the FERC proceedings and other issues impacting reserve accruals has resulted in a net reversal to income in the third quarter 1995 of a portion of these accruals, including amounts previously accrued for estimated rate refunds, based on management's assessment of the possible outcome of such issues. Reserve additions, including the significant litigation discussed above, amounted to $8.2 million and reserve reversals amounted to $18.6 million for a net increase to income before income taxes of $10.4 million. The impact to reported results of prior and current periods is reflected below:

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

================================================================================

                                      Increase (Decrease)
           Year                   Income Before Income Taxes
           ----                   --------------------------
                                     (Millions of Dollars)

           1993                                $  8.4
           1994                                  10.2
           1995 (third quarter)                  (8.2)
                                               ------

                                               $ 10.4
                                               ======


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

                      Item 2.  Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


       This analysis discusses financial results of Pipeline's operations for the quarters and nine month periods ended September 30, 1995 and 1994.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1995 vs. Quarter Ended September 30, 1994

       Operating revenues increased $18.6 million, or 33%, due primarily to the reversal of certain reserve accruals aggregating $16.3 million, including amounts for estimated rate refunds, and partially to increased rates put into effect on November 1, 1994. The reserve reversals included approximately $8.4 million that related to full year 1993, $8.7 million related to full year 1994, and $.8 million of new reserves in 1995. Reserve reversals applicable to third quarter 1993 and 1994, were $2.9 million and $2.1 million, respectively. Variances due to changes in price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

       Pipeline's transportation service accounted for 92% and 94% of operating revenues for the quarter ended September 30, 1995 and 1994, respectively. Of those amounts, Pipeline's firm transportation service accounted for 99% and 97% of 1995 and 1994, respectively. The remaining 1% and 3% of each period, respectively, represented interruptible transportation service. Additionally, 4% and 5% of operating revenues represented gas storage services for the quarter ended September 30, 1995 and 1994, respectively.

       Operation expenses decreased $.6 million, or 2%, due in general to the timing of operation and maintenance costs incurred in the current year versus the prior year.

       Other expenses increased $4.4 million, primarily due to a reserve accrual of $6.4 million related to the initial judge's order in a non-jury trial involving claims arising from a transportation agreement of a former customer, partially offset by $1.5 million of increases in investing and other income.

       Operating income increased $19.2 million, or 80%, primarily due to the reversal of reserve accruals discussed above and partially to increased rates put into effect on November 1, 1994 along with decreased operation expenses.

       Interest on long-term debt decreased $.2 million, or 3%, due to scheduled debt repayments and certain optional prepayments. Other interest expense decreased $1.5 million resulting in a credit amount of $.3 million primarily due to the reversal of interest on the revenues subject to rate refund which were previously reserved. The allowance for borrowed funds used during construction increased $.6 million reflecting the continued progress of a mainline expansion project.

Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

       Operating revenues increased $14.2 million, or 8%, due primarily to the reversal of reserve accruals associated with estimated rate refunds aggregating $16.3 million and to increased rates put into effect on November 1, 1994, partially offset by decreased storage revenues and the absence of contract reformation surcharges that were completed April 1, 1994. Reserve reversals applicable to the first nine months of 1993 and 1994 were $5.8 million and $8 million, respectively.

       Pipeline's transportation service accounted for 93% and 94% of operating revenues for the nine month periods ended September 30, 1995 and 1994, respectively. Of those amounts, Pipeline's firm transportation service accounted for 97% and 99%, respectively. The remaining 3% and 1% for each period, respectively, represented interruptible transportation service. Additionally, 4% and 5% of operating revenues represented gas storage service for the nine month periods ended September 30, 1995 and 1994, respectively.

       Operating expenses decreased $1.5 million, or nearly 2%, due primarily to the absence of amortization of contract reformation costs. This was partially offset by higher operation and maintenance expenses aggregating $1.4 million and increased depreciation of $.9 million resulting from previous capital additions.

       Operating income increased $15.8 million, or 19%, primarily due to the reversal of reserve accruals, increased rates put into effect November 1, 1994 and the absence of contract reformation amortization expense, partially offset by higher operation and maintenance expenses and increased depreciation expense.

       Other expenses increased $4.4 million primarily due to a reserve accrual of $6.4 million related to the initial judge's order in a non-jury trial involving claims arising from a transportation agreement of a former customer, partially offset by $2.2 million of increases in investing and other income.

       Interest on long-term debt decreased $.8 million, or nearly 4%, due to scheduled debt repayments and certain optional prepayments. Other interest expense decreased $2.4 million, or 49%, primarily due to the absence of deferred carrying costs on contract reformation and the reversal of interest on revenues subject to rate refund which were previously reserved. The allowance for borrowed funds used during construction increased $1.2 million reflecting the continued progress of a mainline expansion project.

       The following table summarizes year-to-date volumes and average daily volumes for the periods indicated:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1995                 1994
                                                 ----------           ----------
                                                       <C
 Total Gas volumes throughput (TBtu)                   579                  479

 Average Daily Transportation Volumes (TBtu)           2.1                  1.8
 Average Daily Firm Reserved Capacity (TBtu)           2.4                  2.4

FINANCIAL CONDITION AND LIQUIDITY

       Pipeline anticipates 1995 capital expenditures will total approximately $169.7 million, of which $84.7 million has been expended through September 30, 1995. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

       In September 1995 Pipeline filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150 million of debt securities. Pipeline expects to draw upon a portion of such availability as the timing of its capital expenditure program dictates.

       Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support expansions of its mainline capacity. Pipeline is currently undertaking expansions of its system for 144 MMcf of gas per day of increased system capacity. On April 19, 1995, FERC issued the certificates of public convenience and necessity authorizing construction and operation of these expansion projects which are estimated to cost approximately $106 million and are expected to be in service during December 1995.

       On May 31, 1995, Pipeline called $1.9 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. No early redemption premium was required. The prepayment was in addition to the scheduled May 31, 1995 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

       Pipeline shares in an $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1995. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

       In November 1995, Pipeline and Transwestern entered into an agreement for the sale by Pipeline to Transwestern of a 77.7% undivided ownership interest in the south end of Pipeline's line from Ignacio, Colorado to Blanco, New Mexico. Transwestern will pay Pipeline at closing 77.7% of the net book value of the South End facilities estimated to be $21 million plus 77.7% of the cost of certain modifications necessary to separate the operation of the South End from Pipeline's mainline estimated to be $4.9 million. The parties executed a letter of intent as of September 22, 1995, and hope to close the sale when each has received appropriate board approvals and FERC certificates. Closing may occur as early as August of 1996.

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case. A number of parties have sought rehearing on the rate of return on equity and various other issues.

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. Pipeline intends to file a settlement proposal with the FERC in November 1995, supported or not opposed by substantially all customers and the FERC Staff. The settlement would resolve all or substantially all the issues in this rate case. Pipeline has not adjusted its reserve accruals in the accompanying financial statements to reflect the proposed settlement.

       On August 1, 1995, Pipeline filed with the FERC for a general rate increase to be effective February 1, 1996. The filing seeks a revenue increase for increases in rate base related primarily to the current mainline expansion projects, increased operating costs primarily associated with an increase in headquarters office rent and increased depreciation expense.

       As discussed above, a review by Pipeline of the rehearing requests and other issues impacting reserve accruals has resulted in reversal to income in the third quarter 1995 of a portion of these accruals, including amounts for estimated rate refunds aggregating approximately $10.4 million based on management's assessment of the possible outcome of such issues.

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



                                              NORTHWEST PIPELINE CORPORATION
                                              ------------------------------
                                                       Registrant



                                         By:      /s/ Curtis C. Kennedy
                                              ------------------------------
                                                      Curtis C. Kennedy
                                                          Controller
                                                (Duly Authorized Officer and
                                                  Chief Accounting Officer)





Date:  November 10, 1995

                              INDEX TO EXHIBITS


Exhibit No.      Description
-----------      -----------

    27           Financial Data Schedule