Form 10-K
period 1995-12-31
NORTHWEST PIPELINE CORP
filed 1996-03-27
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K
                               _________________

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                           Act of 1934 (Fee Required)

                 For the fiscal year ended December 31, 1995

                                     or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934 (No Fee Required)

For the Transition Period from __________________ to _______________________

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

          Securities Registered Pursuant to Section 12(b) of the Act:


                                               Name of Each Exchange
        Title of Each Class                     On Which Registered
  --------------------------               ----------------------------
  10.65% Debentures due 2018                  New York Stock Exchange
      9% Debentures due 2022                  New York Stock Exchange
  7.125% Debentures due 2025                  New York Stock Exchange


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

            No voting stock of registrant is held by non-affiliates.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at March 27, 1996
---------------------------                   -----------------------------
Common stock, $1 par value                            1,000 shares

                     Documents Incorporated by References:
                                      None

The registrant meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this form 10-K with the reduced disclosure format.

                               TABLE OF CONTENTS


                                     PART I

Heading                                                                                               Page
-------                                                                                               ----
Items 1.
 and  2.  BUSINESS AND PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

Item  3.  LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted) . . . . . . . . . . . . . .       4


                                                         PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
          HOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Item  6.  SELECTED FINANCIAL DATA (Omitted) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . .       8

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

                                                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted)  . . . . . . . . . . . . . .      26

Item 11.  EXECUTIVE COMPENSATION (Omitted)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (Omitted)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted)  . . . . . . . . . . . . . . . .      26

                                                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

                         NORTHWEST PIPELINE CORPORATION

                                   FORM 10-K

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

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

TRANSMISSION

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1995, Pipeline's system, having an aggregate mainline deliverability of approximately 2.6 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 43 mainline compressor stations with a combined capacity of approximately 306,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. Pipeline's transportation services (firm and interruptible) represented 100% of its total throughput in 1995 and 1994, reflecting the implementation of FERC's Order No. 636 during 1993.

         In 1995, Pipeline transported natural gas for a total of 127 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest transportation customers of Pipeline in 1995 accounted for approximately 11.6% and 10.1%, respectively, of total transportation volumes. No other customer accounted for more than 10% of total volumes moved on Pipeline's mainline system. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible transportation service under agreements that are generally short term.

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

---------------------
* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units.

         Northwest Pipeline completed mainline expansion projects that were placed into service on December 1, 1995. These expansion projects increased system capacity by an additional 144 MMcf of gas per day and added 14,820 horsepower of new compression and 44 miles of pipeline loop line to Northwest Pipeline's system.

         Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity, although no significant expansions are in the development stage at the present time.

CONTRACT REFORMATION

         Pursuant to FERC policy, Pipeline filed and received approval to recover a portion of contract reformation costs through direct bills to former sales customers and through surcharges to transportation as well as sales commodity rates. Recovery of these amounts was completed in 1994.

         The FERC initially approved a method for Pipeline to direct bill its contract reformation costs, but when challenged on appeal, sought a remand to reassess such method. Pipeline received an order from the FERC that required a different allocation of such costs and rebilled its customers accordingly. This reallocation has had no significant financial impact.

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

         Pipeline owns a one-third interest in the Jackson Prairie underground storage facility located near Chehalis, Washington, with the remaining interests owned by two of Pipeline's distribution customers. The authorized seasonal storage capacity of the facility is 15.1 Bcf of working gas. The facility provides peak day deliveries to Pipeline of up to 550 MMcf per day on a firm basis and up to an additional 72 MMcf per day on a best-efforts basis. Certain of Pipeline's major customers own the working gas stored at the facility.

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

OPERATING STATISTICS

         The following table summarizes volumes and average rates for the periods indicated:

                                                                     Year Ended December 31,
                                                                ---------------------------------
                                                                 1995          1994         1993
                                                                ------        -----         -----
 Gas Volumes (TBtu):
     Gas sales . . . . . . . . . . . . . . . . . . . . .           -             -             18
     Transportation  . . . . . . . . . . . . . . . . . .           826          679           606
                                                                ------        -----         -----
       Total throughput  . . . . . . . . . . . . . . . .           826          679           624
                                                                ======        =====         =====
 Average Daily Transportation Volumes (TBtu) . . . . . .           2.3          1.9           1.7
 Average Daily Firm Reserve Capacity (TBtu)  . . . . . .           2.4          2.4            **


    **   Not applicable

OTHER REGULATORY MATTERS

         Pipeline's transportation of natural gas in interstate commerce is subject to regulation by FERC under the Natural Gas Act and the NGPA.
Pipeline holds certificates of public convenience and necessity issued by FERC authorizing it to own and operate all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act.

         Pipeline is subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case. A number of parties have sought rehearing on the rate of return on equity and various other issues. Pipeline has adjusted its reserve accruals in the accompanying financial statements to reflect the favorable order from the FERC.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolves substantially all the issues in this rate case. The FERC's final order on this settlement was received on February 16, 1996. No requests for rehearing were filed. Pipeline has not adjusted its reserve accruals in the accompanying financial statements to reflect the favorable settlement.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995. This rate case is set for hearing in the fall of 1996. The filing seeks a revenue increase for increases in rate base related primarily to the mainline expansion facilities placed into service December 1, 1995, increased operating costs primarily associated with an increase in headquarters office rent and increased depreciation expense.

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

EMPLOYEES

         At December 31, 1995, Pipeline employed 577 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

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

ITEM 3.  LEGAL PROCEEDINGS

         Other than as described in Note 9 of Notes to Financial Statements and above under Items 1 and 2 - Business and Properties, there are no material
pending legal proceedings.   Pipeline is subject to ordinary routine litigation
incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since Pipeline meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Pipeline is wholly owned by Williams.

         The payment of dividends by Pipeline on its common stock is restricted under various debt agreements. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1995, was approximately $182.9 million. In 1995 and 1994, Pipeline paid cash dividends on common stock of $20 million and $30 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This analysis discusses financial results of Pipeline's operations for the years 1993 through 1995.

RESULTS OF OPERATIONS

Year Ended December 31, 1995 vs. Year Ended December 31, 1994

         Operating revenues increased $16.7 million, or 7%, due primarily to the reversal of a portion of certain accrued liability reserves of approximately $16 million associated with estimated rate refunds, increased transportation rates put into effect in November 1994 and the early in-service of mainline expansion facilities in December 1995, partially offset by the completion in 1994 of billing contract reformation surcharges. The reserve reversals included approximately $8.4 million related to 1993 and $8.7 million related to 1994. Variances due to changes in price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

         Pipeline's transportation service accounted for 93% and 94% of operating revenues for 1995 and 1994, respectively. Of those amounts, Pipeline's firm transportation service accounted for 99% each year. The remaining 1% represented interruptible transportation service. Additionally, 4% and 5% of operating revenues represented gas storage service for 1995 and 1994, respectively.

         Operating expenses decreased $.8 million due primarily to the absence of amortization of contract reformation costs. This was partially offset by higher operation and maintenance expenses aggregating $2.4 million and increased depreciation of $1.1 million resulting from previous capital additions.

         Operating income increased $17.5 million, or nearly 17%, primarily due to the reversal of reserve accruals, increased rates put into effect November 1, 1994, the early in-service of mainline expansion facilities in December and the absence of contract reformation amortization expense, partially offset by higher operation and maintenance expenses and increased depreciation expenses.

         Other expenses increased $1.8 million primarily due to a reserve accrual of $6.4 million related to the initial October 1995 judge's order in a non-jury trial involving claims arising from a transportation agreement of a former customer, partially offset by increases of $2.5 million in investing and other income and the reversal of a $1.5 million reserve accrual.

         Interest on long-term debt decreased $.5 million, or nearly 2%, due to scheduled debt repayments and certain optional prepayments, partially offset by the issuance of $85 million in new debt during December 1995. Other interest expense decreased $2.2 million, or 34%, primarily due to the absence of deferred carrying costs on contract reformation and the reversal of interest on revenues subject to refund which were previously reserved. The allowance for borrowed funds used during construction increased $2.2 million reflecting construction of the mainline expansion project that was placed into service December 1, 1995.

         In summary, a review by Pipeline of the rehearing requests in the FERC proceedings described above and other issues impacting reserve estimates resulted in a net reversal to income in the third quarter 1995 of a portion of these accruals, including amounts previously accrued for estimated rate refunds, based on management's assessment of the possible outcome of such issues. Reserve additions, including the significant litigation discussed above, amounted to $8.2 million and reserve reversals amounted to $18.6 million for a net increase to income before income taxes of $10.4 million. If the reserves had not been recorded in prior years, income before income taxes would have been higher by $8.4 million and $10.2 million for 1993 and 1994, respectively.

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

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing

         Pipeline's expenditures for property, plant and equipment additions amounted to $130.5 million, $62.6 million and $175.7 million for 1995, 1994 and 1993, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

         Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity.

         Pipeline shares in an $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1995. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. These credit facilities are also subject to Pipeline's continued credit worthiness.

OTHER

         Pipeline owns and operates an interstate natural gas pipeline system including facilities for mainline transmission and gas storage. Pipeline's transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act and under the NGPA, and, as such, its rates and charges for the transportation, the extension, enlargement or abandonment of its jurisdictional facilities, and its accounting, among other things, are subject to regulation.

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

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case. A number of parties have sought rehearing on the rate of return on equity and various other issues. Pipeline has adjusted its reserve accruals in the accompanying financial statements to reflect the favorable order from the FERC.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolves substantially all the issues in this rate case. The FERC's final order on this settlement was received on February 16, 1996. No requests for rehearing were filed. Pipeline has not adjusted its reserve accruals in the accompanying financial statements to reflect the favorable settlement.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995. This rate case is set for hearing in the fall of 1996. The filing seeks a revenue increase for increases in rate base related primarily to the mainline expansion facilities placed into service December 1, 1995, increased operating costs primarily associated with an increase in headquarters office rent and increased depreciation expense.


         See Note 2 of Notes to Financial Statements for fair value of financial instruments and Note 7 for the effects of a new accounting standard on other postretirement and postemployment benefits.

Effect of Inflation

         Pipeline generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Pipeline's property, plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Pipeline believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost based regulation along with competition and other market factors limit Pipeline's ability to price services or products based upon inflation's effect on costs.

Contingencies

         Reference is made to Note 9 of Notes to Financial Statements for information about regulatory and judicial developments which cause operating and financial uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9

Covered by report of independent auditors:

    Statement of income for the years ended December 31, 1995,
          1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

    Balance sheet at December 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . .        11

    Statement of cash flows for the years ended
          December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .        13

    Statement of capitalization for the years ended
          December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .        14

    Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Not covered by report of independent auditors:

    Quarterly financial data (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .        25


          All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Northwest Pipeline Corporation


          We have audited the accompanying balance sheet of Northwest Pipeline Corporation as of December 31, 1995 and 1994, and the related statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 9, 1996

                         NORTHWEST PIPELINE CORPORATION

                              STATEMENT OF INCOME

================================================================================

                                                                        Year Ended December 31,
                                                               --------------------------------------------
                                                                 1995             1994              1993
                                                               ---------        ---------         ---------
                                                                         (Thousands of Dollars)
OPERATING REVENUES (Notes 1, 3, 8 and 9)  . . . . . .           $255,219         $238,473          $276,543
                                                               ---------        ---------         ---------
OPERATING EXPENSES:
   Gas Purchases  . . . . . . . . . . . . . . . . . .                  -                -            41,122
   Amortization of contract reformation costs (Note 9)                 -            4,053            14,114
   Operation  . . . . . . . . . . . . . . . . . . . .             77,266           75,894            73,987
   Maintenance  . . . . . . . . . . . . . . . . . . .             11,204           10,136            11,745
   Depreciation and amortization (Note 1) . . . . . .             30,657           29,607            26,457
   Taxes, other than income taxes . . . . . . . . . .             12,640           12,844             9,648
                                                               ---------        ---------         ---------
                                                                 131,767          132,534           177,073
                                                               ---------        ---------         ---------
      Operating income  . . . . . . . . . . . . . . .            123,452          105,939            99,470
                                                               ---------        ---------         ---------
OTHER INCOME (EXPENSES) - net (Note 1)  . . . . . . .               (689)           1,117             7,970
                                                               ---------        ---------         ---------
INTEREST CHARGES:
   Interest on long-term debt . . . . . . . . . . . .             29,253           29,798            31,565
   Other interest . . . . . . . . . . . . . . . . . .              4,228            6,391             8,226
   Allowance for borrowed funds used
      during construction (Note 1)  . . . . . . . . .             (3,146)            (978)           (4,655)
                                                               ---------        ---------         ---------
                                                                  30,335           35,211            35,136
                                                               ---------        ---------         ---------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .              92,428           71,845            72,304

PROVISION FOR INCOME TAXES
  (Notes 1 and 4) . . . . . . . . . . . . . . . . . .             33,101           26,947            28,405
                                                               ---------        ---------         ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . .          $  59,327        $  44,898         $  43,899
                                                               =========        =========         =========
CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . . .          $  20,000        $  30,000         $  18,000
                                                               =========        =========         =========


---------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                 BALANCE SHEET

================================================================================

                                     ASSETS

                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1995                 1994
                                                                                ----------           -----------
                                                                                     (Thousands of Dollars)
 PROPERTY, PLANT AND EQUIPMENT, at cost (Note 5) . . . . . . . . . . . . .      $1,402,437            $1,264,539
     Less - Accumulated depreciation and amortization  . . . . . . . . . .         518,780               497,075
                                                                                ----------           -----------
                                                                                   883,657               767,464

     Construction work in progress . . . . . . . . . . . . . . . . . . . .          31,040                43,429
                                                                                ----------           -----------
                                                                                   914,697               810,893
                                                                                ----------           -----------
 CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .             570                 1,818
     Advances to parent  . . . . . . . . . . . . . . . . . . . . . . . . .          41,215                11,909
     Accounts receivable -
        Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,773                35,578
        Affiliated companies . . . . . . . . . . . . . . . . . . . . . . .           1,234                 2,055
     Gas stored underground (principally at average cost)  . . . . . . . .               -                 8,354
     Materials and supplies (principally at average cost)  . . . . . . . .          11,065                10,826
     Exchange gas due from others  . . . . . . . . . . . . . . . . . . . .           9,390                 6,821
     Costs recoverable through rate adjustments  . . . . . . . . . . . . .           5,951                 2,148
     Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . .           4,480                     -
     Deferred income taxes (Note 4)  . . . . . . . . . . . . . . . . . . .          17,729                 2,368
     Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . .           6,286                 2,795
                                                                                ----------           -----------
                                                                                   134,693                84,672
                                                                                ----------           -----------
 OTHER ASSETS:
     Deferred charges (Note 1) . . . . . . . . . . . . . . . . . . . . . .          26,177                23,207
                                                                                ----------           -----------
                                                                                $1,075,567           $   918,772
                                                                                ==========           ===========


---------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                 BALANCE SHEET

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                          December 31,
                                                                                      1995                   1994
                                                                                   ----------              --------
                                                                                     (Thousands of Dollars)
CAPITALIZATION:
    Common stockholder's equity -
      Common stock, par value $1 per share, authorized
         and outstanding, 1,000 shares  . . . . . . . . . . . . . . . . . .      $          1         $           1
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .           262,440               262,440
      Retained earnings (Note 5)  . . . . . . . . . . . . . . . . . . . . .           197,019               164,536
                                                                                   ----------              --------
                                                                                      459,460               426,977

    Long-term debt, less current maturities (Note 6)  . . . . . . . . . . .           372,228               297,705
                                                                                   ----------              --------
                                                                                      831,688               724,682
                                                                                   ----------              --------
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 6) . . . . . . . . . . . . .             8,591                 8,591
    Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,033                15,301
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . . . . .               423                   371
    Accrued liabilities -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                 1,779
      Taxes, other than income taxes  . . . . . . . . . . . . . . . . . . .             4,404                 6,724
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,752                11,890
      Employee costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,873                 6,950
      Exchange gas due to others  . . . . . . . . . . . . . . . . . . . . .            14,630                11,007
      Reserves for estimated rate refunds   . . . . . . . . . . . . . . . .            43,883                39,998
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,228                 2,704
                                                                                   ----------              --------
                                                                                      128,817               105,315
                                                                                   ----------              --------
DEFERRED INCOME TAXES (Notes 1 and 4) . . . . . . . . . . . . . . . . . . .           105,855                78,183
                                                                                   ----------              --------
OTHER DEFERRED CREDITS (Note 1)   . . . . . . . . . . . . . . . . . . . . .             9,207                10,592
                                                                                   ----------              --------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 9) . . . . . . . . . . . . . .
                                                                                   ----------              --------
                                                                                   $1,075,567              $918,772
                                                                                   ==========              ========


----------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                            STATEMENT OF CASH FLOWS

================================================================================

                                                                            Year Ended December 31,
                                                                 -------------------------------------------------
                                                                   1995                 1994                1993
                                                                 ---------            --------           ---------
                                                                            (Thousands of Dollars)
OPERATING ACTIVITIES:
   Net Income . . . . . . . . . . . . . . . . . . . . . . .       $ 59,327            $ 44,898           $  43,899
   Adjustments to reconcile to cash provided by operations-
      Depreciation and amortization . . . . . . . . . . . .         30,657              29,607              26,457
       Provision (credit) for deferred income taxes . . . .         12,311                 223              (2,627)
      Amortization of deferred charges and credits  . . . .            976               1,212                (768)
      Allowance for equity funds used during construction .         (4,273)             (1,323)             (6,077)
      Premium on early retirement of long-term debt . . . .              -                   -                (170)
      Increase (decrease) from changes in:
         Accounts receivable  . . . . . . . . . . . . . . .         (7,423)             (2,305)             14,166
         Inventory  . . . . . . . . . . . . . . . . . . . .          2,415              10,029               7,054
         Other current assets . . . . . . . . . . . . . . .         (7,294)              7,188               6,185
         Other assets and deferred charges  . . . . . . . .         (3,952)               (362)             10,597
         Accounts payable . . . . . . . . . . . . . . . . .         23,567              (7,898)             22,487
         Other current liabilities  . . . . . . . . . . . .          5,095              14,144              11,234
         Other deferred credits . . . . . . . . . . . . . .           (185)                  -                  (1)
      Other . . . . . . . . . . . . . . . . . . . . . . . .            (85)                  8                 575
                                                                 ---------            --------           ---------
   Net cash provided by operating activities  . . . . . . .        111,136              95,421             133,011
                                                                 ---------            --------           ---------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures  . . . . . . . . . . . . . . . .       (130,481)            (62,583)           (175,726)
      Asset removal cost  . . . . . . . . . . . . . . . . .           (766)             (1,973)             (1,774)
      Changes in accounts payable . . . . . . . . . . . . .         (5,160)              1,202             (65,625)
   Advances to parent . . . . . . . . . . . . . . . . . . .        (29,306)            (11,909)                  -
                                                                 ---------            --------           ---------
   Net cash used by investing activities  . . . . . . . . .       (165,713)            (75,263)           (243,125)
                                                                 ---------            --------           ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt . . . . . . . .         85,000                   -                   -
   Debt issue costs . . . . . . . . . . . . . . . . . . . .         (1,156)                  -                   -
   Principal payments on long-term debt . . . . . . . . . .        (10,515)            (13,015)            (29,165)
   Proceeds from notes payable to banks . . . . . . . . . .         23,450                   -                   -
   Payments on notes payable to banks . . . . . . . . . . .        (23,450)                  -                   -
   Cash dividends paid  . . . . . . . . . . . . . . . . . .        (20,000)            (30,000)            (18,000)
                                                                 ---------            --------           ---------
   Net cash provided (used) by financing activities . . . .         53,329             (43,015)            (47,165)
                                                                 ---------            --------           ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS (Note 1)  . . . .         (1,248)            (22,857)           (157,279)
                                                                 ---------            --------           ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . .          1,818              24,675             181,954
                                                                 ---------            --------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . .      $     570            $  1,818           $  24,675
                                                                 =========            ========           =========


---------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                          STATEMENT OF CAPITALIZATION

================================================================================

                                                                          Year Ended December 31,
                                                                 ---------------------------------------------
                                                                   1995               1994              1993
                                                                 --------           --------          --------
                                                                          (Thousands of Dollars)
COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share,
      authorized and outstanding, 1,000 shares  . . . . . .      $      1           $      1          $      1
                                                                 --------           --------          --------
Additional paid-in capital -
   Balance at beginning and end of period . . . . . . .           262,440            262,440           262,440
                                                                 --------           --------          --------
   Retained earnings (Note 5) -
      Balance at beginning of period  . . . . . . . . . . .       164,536            151,301           126,797
         Net income . . . . . . . . . . . . . . . . . . . .        59,327             44,898            43,899
         Cash dividends . . . . . . . . . . . . . . . . . .       (20,000)           (30,000)          (18,000)
         Noncash dividend (Note 5)  . . . . . . . . . . . .        (6,844)            (1,663)           (1,395)
                                                                 --------           --------          --------
      Balance at end of period  . . . . . . . . . . . . . .       197,019            164,536           151,301
                                                                 --------           --------          --------
         Total common stockholder's equity  . . . . . . . .       459,460            426,977           413,742
                                                                 --------           --------          --------
LONG-TERM DEBT (Note 6):
   Debentures -
      7.125%, payable 2025  . . . . . . . . . . . . . . . .        85,000                  -                 -
      9%, payable through 2001  . . . . . . . . . . . . . .        12,500             17,500            25,000
      9%, payable 2003 through 2022 . . . . . . . . . . . .       149,351            149,313           149,275
      9.25%, payable through 2006 . . . . . . . . . . . . .        15,380             19,228            23,076
      10.65%, payable 1999 through 2018 . . . . . . . . . .       100,000            100,000           100,000
   Adjustable rate notes, payable through 2002  . . . . . .         9,997             11,664            13,331
                                                                 --------           --------          --------
         Total long-term debt . . . . . . . . . . . . . . .       372,228            297,705           310,682
                                                                 --------           --------          --------
         Total capitalization . . . . . . . . . . . . . . .      $831,688           $724,682          $724,424
                                                                 ========           ========          ========


---------------------
See accompanying notes.

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

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

         Depreciation is provided by the straight-line method for transmission plant over its useful life. The composite annual D&A rate was 2.19%, 2% and 2.13% for 1995, 1994 and 1993, respectively.

         The Financial Accounting Standards Board has issued a new Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The standard, which will be adopted in the first quarter of 1996, is not expected to have a material effect on Pipeline's financial position or results of operations.

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

         The composite rate used to capitalize AFUDC was approximately 11.8% for 1995, 1994 and 1993. Equity AFUDC of $4.3 million, $1.3 million and $6.1 million for 1995, 1994 and 1993, respectively, is reflected in other income.

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

Deferred Credits

         The regulatory liability, recorded as a result of new accounting principles for income taxes was adjusted to reflect the increase in the Federal income tax rate from 34 percent to 35 percent in 1993. This liability of $9.1 million and $10.2 million at December 31, 1995 and 1994, respectively, is reflected in other deferred credits. The regulatory liability is being amortized over the lives of the related depreciable assets.

Cash and Cash Equivalents

         Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with a term to maturity of three months or less when acquired.

Exchange Gas Imbalances

         In the course of providing transportation services to customers, Pipeline may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances which are typically settled through the receipt or delivery of gas in the future although some may be settled in cash. Customer imbalances to be repaid or recovered in-kind are recorded as exchange gas due from others or due to others in the accompanying balance sheets. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

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

Interest Payments

         Cash payments for interest were $27.8 million, $28.9 million and $26.8 million, net of $3.1 million, $1 million and $4.7 million of interest capitalized in 1995, 1994 and 1993, respectively.

Stock-Based Compensation

         The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 123 "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As provided for in the standard, Pipeline will not adopt the recognition provisions and will provide the pro forma net income disclosures required by the standard in its 1996 annual financial statements.

(2)      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by Pipeline, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Pipeline could realize in a current market exchange. The use and complexity of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents - The carrying amount of these items are assumed to be indicative of their fair value.

Long-term debt - The fair value of Pipeline's publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. Pipeline used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

       The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $380.8 million and $416.2 million, respectively, at December 31, 1995, and $306.3 million and $314.3 million, respectively, at December 31, 1994.

(3)    REVENUES ATTRIBUTABLE TO MAJOR CUSTOMERS

       During some or all of the periods presented, more than 10% of Pipeline's operating revenues were generated from each of the following customers who are large distribution companies.

                                                             Year Ended December 31,
                                                   --------------------------------------------
                                                     1995              1994              1993
                                                   --------           ------            -------
                                                              (Thousands of Dollars)
       Washington Natural Gas Co.                   $47,219           $48,658           $71,661
       Northwest Natural Gas Co.                     31,232            29,911            31,450
       Pacific Interstate Transmission               25,938            23,493            24,119
       Cascade Natural Gas Corp.                     25,382            25,709            33,594

       Pipeline's major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical losses have been minimal. A portion of the revenues reflected above (subsequent to April 1, 1993) may be subject to refund due to Pipeline's pending rate cases as discussed in Note 9.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(4)    INCOME TAXES

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                           December 31,
                                                                    ----------------------------
                                                                      (Thousands of Dollars)
                                                                      1995               1994
                                                                    ---------          ---------

           Property, plant and equipment                            $ 106,922          $  93,871
           Regulatory assets                                            5,465              4,657
           Other - net                                                    110              2,263
                                                                    ---------          ---------
           Deferred tax liabilities                                   112,497            100,791
                                                                    ---------          ---------
           Rate refunds                                               (15,914)           (14,638)
           Regulatory liabilities                                      (3,547)            (3,982)
           Accrued liabilities                                         (1,629)            (3,533)
           State deferred taxes                                        (3,281)            (2,823)
                                                                    ---------          ---------
           Deferred tax assets                                        (24,371)           (24,976)
                                                                    ---------          ---------
           Net deferred tax liabilities                             $  88,126            $75,815
                                                                    =========          =========
           Reflected as:
             Deferred income taxes - asset                          $ (17,729)          $ (2,368)
             Deferred income taxes - liability                        105,855             78,183
                                                                    ---------          ---------
                                                                     $ 88,126            $75,815
                                                                    =========          =========


       The provision for income taxes includes:

                                                                         Year Ended December 31,
                                                                -------------------------------------------
                                                                 1995              1994              1993
                                                                --------          --------        ---------
                                                                          (Thousands of Dollars)
       Current:
          Federal   . . . . . . . . . . . . . . . . . .         $ 18,536          $ 23,811        $  28,127
          State   . . . . . . . . . . . . . . . . . . .            2,254             2,913            2,905
                                                                --------          --------        ---------
                                                                  20,790            26,724           31,032
                                                                --------          --------        ---------
       Deferred:
          Federal   . . . . . . . . . . . . . . . . . .           11,001               200           (1,113)
          State   . . . . . . . . . . . . . . . . . . .            1,310                23           (1,514)
                                                                --------          --------        ---------
                                                                  12,311               223           (2,627)
                                                                --------          --------        ---------
       Total provision  . . . . . . . . . . . . . . . .         $ 33,101          $ 26,947        $  28,405
                                                                ========          ========        =========

                         NORTHWEST PIPELINE CORPORATION

================================================================================


       A reconciliation of the statutory Federal income tax rate to the provision for income taxes on continuing operations is as follows:

                                                                            Year Ended December 31,
                                                                     ---------------------------------------
                                                                      1995            1994            1993
                                                                     -------         -------         -------
                                                                             (Thousands of Dollars)
     Provision at statutory Federal income tax
       rate of 35%  . . . . . . . . . . . . . . . . . . . . .        $32,350         $25,146         $25,306
     Increase (decrease) in tax provision resulting from -
        Increase in Federal rates on beginning of year
         deferred tax balances  . . . . . . . . . . . . .              -                -              1,936
        Federal audits  . . . . . . . . . . . . . . . . . .           (1,593)           -               -
        State income taxes, net of Federal tax benefit  . .            2,531           1,908             904
        Other - net . . . . . . . . . . . . . . . . . . . .             (187)           (107)            259
                                                                     -------         -------         -------
           Provision for income taxes . . . . . . . . . . . .        $33,101         $26,947         $28,405
                                                                     =======         =======         =======
     Effective tax rate . . . . . . . . . . . . . . . . . . .          35.81%          37.51%          39.29%
                                                                     =======         =======         =======


         Net cash payments made to Williams for income taxes were $27 million, $22.7 million and $36.2 million in 1995, 1994 and 1993, respectively.

(5)      RETAINED EARNINGS

Noncash Dividends

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

         On May 1, 1995, Pipeline transferred an aircraft, net of associated deferred income tax liabilities, to Williams by dividend. This asset, which is not included in the accompanying balance sheet as of December 31, 1995, had a net book value of $5.5 million.

         On December 31, 1995, Pipeline transferred the Green River Area Office, net of associated deferred income tax liabilities, to Williams by dividend. This asset, which is not included in the accompanying balance sheet as of December 31, 1995, had a net book value of $1.3 million.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

Restrictions

         Pipeline's debt indentures contain provisions limiting common stock dividends. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1995, was approximately $182.9 million.

(6)      LONG-TERM DEBT, LEASES AND BANKING ARRANGEMENTS

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

Long-Term Debt

         On April 27, 1994, Pipeline called $2.5 million of its outstanding 9% Series B Debentures and $1.9 million of its outstanding 9.25% Series C Debentures, due 2001 and 2006, respectively, under terms of the optional prepayment provisions in the debenture agreement. No early redemption premium was required. The prepayment was in addition to the May 31, 1994 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

         On May 31, 1995, Pipeline called $1.9 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. No early redemption premium was required. The prepayment was in addition to the scheduled May 31, 1995 sinking fund payment of $1.9 million for the 9.25% Series C.

         On September 14, 1995, Pipeline filed a registration statement for issuance of up to $150 million in public debt securities; and on November 30, 1995, $85 million was marketed and priced, with an interest rate of 7.125%. On December 5, 1995, Pipeline received net proceeds of approximately $83.9 million. The terms of the offering include a 30- year no-call life, maturing December 1, 2025, and no sinking fund requirement.

Adjustable Interest Rate Notes

         The interest rate on these notes will be adjusted periodically, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 1995 was 9%.

Sinking Fund Requirements and Maturities

         As of December 31, 1995, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:

                            (Thousands
                            of Dollars)
                            -----------
       1996  . . .            $ 8,591
       1997  . . .              8,591
       1998  . . .              8,591
       1999  . . .             11,091
       2000  . . .              8,591

                         NORTHWEST PIPELINE CORPORATION

================================================================================

Line-of-Credit Arrangements

         Pipeline shared in a $600 million Revolving Credit Agreement with Williams and two affiliated companies during 1994 and the first two months of 1995. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $300 million, none of which was used by Pipeline during 1994 or the first two months of 1995. Effective February 23, 1995, this agreement was renegotiated to an $800 million Revolving Credit Agreement with Williams and four affiliated companies, with Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, increasing to $400 million, none of which was used by Pipeline at
December 31, 1995.   As with the original agreement, interest rates vary with
current market conditions. The agreement contains restrictions that limit, under certain circumstances, the issuance of additional debt, the attachment of
liens on any assets and any change of ownership of Pipeline.   Any borrowings
by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. These credit facilities are also subject to Pipeline's continued credit worthiness.

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

         Following are the estimated future minimum yearly rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year:

                                (Thousands
                                of Dollars)
                                ----------
   1996   . . . . . . .         $    8,379
   1997   . . . . . . .              8,351
   1998   . . . . . . .              8,351
   1999   . . . . . . .              8,351
   2000   . . . . . . .              8,351
   Thereafter   . . . .             98,508
                                ----------
       Total  . . . . .         $  140,291
                                ==========


         Operating lease rental expense amounted to $4.9 million, $4.6 million and $4.3 million for 1995, 1994 and 1993, respectively. Capital lease payments for the periods presented are not significant.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(7)      EMPLOYEE BENEFIT PLANS

         Pipeline's employees are covered by Williams' noncontributory defined benefit pension plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. Pipeline accrued pension expense of $.8 million, $.5 million and $1.1 million in 1995, 1994 and 1993, respectively. Such accrued expenses have been or are being funded currently.

         Substantially all retirees who were hired prior to January 1, 1992,
are provided medical benefits.   Employees hired after January 1, 1992 will not
be provided postretirement medical benefits. As of January 1, 1993, Northwest Pipeline adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". During 1995, 1994 and 1993 the expense of providing medical benefits to retirees was approximately $2.3 million, $2.8 million and $2.8 million, respectively. Included in 1995, 1994 and 1993 expenses is the amortization of Pipeline's estimated transition obligation of $19.2 million which is being amortized prospectively over 20 years.

         Effective January 1, 1994 Pipeline adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits", which requires the accrual of benefits provided to former or inactive employees after regular employment but before retirement. The adoption of the new standard had no effect on Pipeline's net income and had no significant effect on Pipeline's balance sheet.

         Williams maintains various defined contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. All Company contributions are invested in Williams stock. Contributions by Pipeline to these plans totaled $1.6 million for 1995 and $1.8 million for each of the years 1994 and 1993.


(8)      RELATED PARTY TRANSACTIONS

         Williams' corporate overhead expenses allocated to Pipeline were $4 million, $4.6 million and $4.2 million for 1995, 1994 and 1993, respectively. Such expenses have been allocated to Pipeline by Williams, primarily based on the Massachusetts formula until April 30, 1995 and the Distrigas formula thereafter, which are FERC approved methods utilizing a combination of operating revenues or net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis which amounted to $3.2 million, $3.4 million and $4.9 million for 1995, 1994 and 1993, respectively. In addition, Pipeline received interest income from advances to parent of $1.1 million and $1.2 million during 1995 and 1994, respectively. There were no advances to parent during 1993.

         During the periods presented, Pipeline's revenues reflect gas sales, transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $1.8 million, $3.4 million and $4.8 million for 1995, 1994 and 1993, respectively.

         Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above described transactions are charged on the basis of commercial relationships and prevailing market prices or general industry practices.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(9)      CONTINGENT LIABILITIES AND COMMITMENTS

Contract Reformation

         Pursuant to FERC policy, Pipeline filed and received approval to recover a portion of contract reformation costs through direct bills to former sales customers and through surcharges to transportation as well as sales commodity rates. Recovery of these amounts was completed in 1994.

         The FERC initially approved a method for Pipeline to direct bill its contract reformation costs, but when challenged on appeal, sought a remand to reassess such method. Pipeline received an order from the FERC that required a different allocation of such costs and rebilled its customers accordingly. This reallocation has had no significant financial impact.


Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case. A number of parties have sought rehearing on the rate of return on equity and various other issues. Pipeline has adjusted its reserve accruals in the accompanying financial statements to reflect the favorable order from the FERC.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolves substantially all the issues in this rate case. The FERC's final order on this settlement was received on February 16, 1996. No requests for rehearing were
filed.   Pipeline has not adjusted its reserve accruals in the accompanying financial statements to reflect the favorable settlement.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995. This rate
case is set for hearing in the fall of 1996.   The filing seeks a revenue
increase for increases in rate base related primarily to the mainline expansion facilities placed into service December 1, 1995, increased operating costs primarily associated with an increase in headquarters office rent and increased depreciation expense.

Significant Litigation

         In October 1995, Pipeline received a judge's order following a non-jury trial involving claims arising from a transportation agreement of a former customer. In the decision which was amended in January 1996, it was held that Pipeline was liable to the former customer in the amount of $5.3 million, plus interest. Although Pipeline recorded a charge to "other expenses" in the third quarter 1995, Pipeline is appealing the decision.

Other Legal and Regulatory Matters

         In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

Summary of Contingent Liabilities

         Management believes that the ultimate resolution of the foregoing matters, after consideration of amounts accrued, insurance coverage and other indemnification arrangements, will not have a materially adverse effect upon Pipeline's future financial position, results of operations, and future cash flow requirements.


Other Matters

         Commitments for construction and acquisition of property, plant and equipment are approximately $24.5 million at December 31, 1995.

         During 1994 Pipeline sold, with limited recourse, certain receivables. Until the expiration of the arrangement in July 1994, net proceeds to Pipeline were limited to $40 million, none of which was utilized at the expiration date. During 1994, Pipeline utilized this facility at varying times up to $18 million.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 1995 and 1994:


                                                                       Quarter of 1995
                                                   ----------------------------------------------------------
                                                     First           Second           Third           Fourth
                                                   --------         --------         --------        --------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .        $ 59,073         $ 59,052        $ 75,638         $ 61,456
Operating income  . . . . . . . . . . . . .          26,407           27,297          43,323           26,425
Net income  . . . . . . . . . . . . . . . .          12,578           15,599          24,344            6,806


         Operating results in the third quarter include the reversal of certain reserve accruals, including amounts previously accrued for rate refunds. (See Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 9 of Notes to Financial Statements.)


                                                                       Quarter of 1994
                                                   ----------------------------------------------------------
                                                    First            Second           Third           Fourth
                                                   --------         --------         --------        --------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .       $ 64,686          $ 57,816        $ 57,022         $ 58,949
Operating income  . . . . . . . . . . . . .         30,475            26,673          24,110           24,681
Net income  . . . . . . . . . . . . . . . .         12,894            12,282          10,217            9,505


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1 AND 2. FINANCIAL STATEMENTS AND SCHEDULES (included in Parts II and IV of this report).

         The financial statements are listed in the Index to Financial Statements on page 8. No schedules are required to be filed.

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

         *(c) Indenture, dated as of November 15, 1988, between Pipeline and The Chase Manhattan Bank, relating to Pipeline's 10.65% Debentures (Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-3, No. 33-25512, filed November 18,
                 1988).

         *(d) Senior Indenture, dated as of August 1, 1992, between Pipeline and Continental Bank, N.A., relating to Pipeline's 9% Debentures, due 2022 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-49150, filed July 2, 1992).

         *(e) Senior Indenture, dated as of November 30, 1995 between Pipeline and Chemical Bank, relating to Pipeline's 7.125% Debentures, due 2025 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33- 62639, filed September 14, 1995).

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


---------------
      *Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

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


                                           NORTHWEST PIPELINE CORPORATION
                                                        (Registrant)


                                            By  /s/ Brian E. O'Neill
                                                -----------------------------
                                                    Brian E. O'Neill, President

Date:  March 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                                   Title
             ---------                                   -----
     /s/ Keith E. Bailey                 Chairman of the Board and Director
----------------------------------
         Keith E. Bailey

     /s/ Brian E. O'Neill                President (Principal Executive Officer) and Director
----------------------------------
         Brian E. O'Neill

     /s/ J. Douglas Whisenant            Sr. Vice President and General Manager and Director
----------------------------------
         J. Douglas Whisenant

     /s/ Timothy J. Hausler              Vice President - Finance and Administration, Treasurer and Director
----------------------------------            (Principal Financial Officer)
         Timothy J. Hausler

     /s/ Matt J. Gillis                  Vice President - Operations and Director
----------------------------------
         Matt J. Gillis

     /s/ Ronald M. Mucci                 Vice President - Marketing and Director
----------------------------------
         Ronald M. Mucci

     /s/ Lewis A. Posekany, Jr.          Vice President and Director
----------------------------------
         Lewis A. Posekany, Jr.

     /s/ Curtis C. Kennedy               Controller (Principal Accounting Officer)
----------------------------------
         Curtis C. Kennedy

     /s/ Robert L. Sluder, Jr.           Director
----------------------------------
         Robert L. Sluder, Jr.

Date:  March 27, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  23          Consent of Independent Auditors

  27          Financial Data Schedule
