Form 10-Q
period 1996-03-31
NORTHWEST PIPELINE CORP
filed 1996-05-13
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-Q

                              -----------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number 1-7414

                       NORTHWEST PIPELINE CORPORATION
                 ------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                              87-0269236
- -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               295 Chipeta Way
                         Salt Lake City, Utah 84108
            ----------------------------------------------------
            (Address of principal executive offices and Zip Code)

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

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                               Outstanding at May 13, 1996
- ----------------------------------------             ---------------------------
Common stock, $1 par value                                    1,000 shares


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS





                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Statement of Income, three months
         ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . 1

      Balance Sheet as of March 31, 1996 and
         December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . 2

      Statement of Cash Flows, three
         months ended March 31, 1996 and 1995   . . . . . . . . . . . . . 4

      Notes to Financial Statements   . . . . . . . . . . . . . . . . . . 5

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations   . . . . . . . . . . 7


PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . .10


                        PART I.   FINANCIAL INFORMATION

                         Item 1.   Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                              STATEMENT OF INCOME
                                  (Unaudited)



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                               1996                 1995
                                                                             -----------------------------
                                                                                      (Thousands)
 OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . .              $ 67,584              $ 59,073
                                                                              --------              --------
 OPERATING EXPENSES:
    Operation  . . . . . . . . . . . . . . . . . . . . . . . . .                20,215                19,720
    Maintenance  . . . . . . . . . . . . . . . . . . . . . . . .                 2,118                 1,780
    Depreciation and amortization  . . . . . . . . . . . . . . .                 8,769                 7,690
    Taxes, other than income taxes . . . . . . . . . . . . . . .                 3,994                 3,476
                                                                              --------              --------
                                                                                35,096                32,666
                                                                              --------              --------
         Operating income  . . . . . . . . . . . . . . . . . . .                32,488                26,407
                                                                              --------              --------
 OTHER INCOME - net  . . . . . . . . . . . . . . . . . . . . . .                   783                   839
                                                                              --------              --------
 INTEREST CHARGES:
    Interest on long-term debt . . . . . . . . . . . . . . . . .                 8,608                 7,333
    Other interest . . . . . . . . . . . . . . . . . . . . . . .                   866                 1,320
    Allowance for borrowed funds used during construction  . . .                   (23)                 (435)
                                                                              --------              --------
                                                                                 9,451                 8,218
                                                                              --------              --------
 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . .                23,820                19,028
 PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . .                 8,642                 6,450
                                                                              --------              --------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 15,178              $ 12,578
                                                                              ========              ========
 CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . . . . . . . .              $  7,000              $     -
                                                                              ========              ========


- ------------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET


                                     ASSETS

                                                                             March 31,
                                                                               1996              December 31,
                                                                            (Unaudited)              1995
                                                                            -----------          ------------
                                                                                    (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . . . . . . .          $ 1,444,031           $ 1,402,437
   Less - Accumulated depreciation and amortization . . . . . . .             (526,531)             (518,780)
                                                                           -----------           -----------
                                                                               917,500               883,657

   Construction work in progress  . . . . . . . . . . . . . . . .                4,664                31,040
                                                                           -----------           -----------
                                                                               922,164               914,697
                                                                           -----------           -----------
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .                  545                   570
   Advances to parent . . . . . . . . . . . . . . . . . . . . . .               43,987                41,215
   Accounts receivable -
       Trade  . . . . . . . . . . . . . . . . . . . . . . . . . .               34,826                36,773
       Affiliated companies   . . . . . . . . . . . . . . . . . .                1,194                 1,234
   Materials and supplies (principally at average cost) . . . . .               11,294                11,065
   Exchange gas due from others . . . . . . . . . . . . . . . . .               10,712                 9,390
   Costs recoverable through rate adjustments . . . . . . . . . .                2,010                 5,951
   Income taxes receivable  . . . . . . . . . . . . . . . . . . .                   -                  4,480
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . .               16,104                17,729
   Prepayments and other  . . . . . . . . . . . . . . . . . . . .                7,838                 6,286
                                                                           -----------           -----------
                                                                               128,510               134,693
                                                                           -----------           -----------
OTHER ASSETS:
   Deferred charges . . . . . . . . . . . . . . . . . . . . . . .               25,182                26,177
                                                                           -----------           -----------
                                                                           $ 1,075,856           $ 1,075,567
                                                                           ===========           ===========

- ------------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                             March 31,
                                                                                1996            December 31,
                                                                             (Unaudited)            1995
                                                                            ------------        ------------
                                                                                      (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
      Common stock, par value $1 per share;
        authorized and outstanding, 1,000 shares  . . . . . . . .       $           1        $           1
      Additional paid-in capital  . . . . . . . . . . . . . . . .             262,440              262,440
      Retained earnings   . . . . . . . . . . . . . . . . . . . .             205,197              197,019
                                                                        -------------        -------------
                                                                              467,638              459,460

   Long-term debt, less current maturities  . . . . . . . . . . .             370,235              372,228
                                                                        -------------        -------------
                                                                              837,873              831,888
                                                                        -------------        -------------
CURRENT LIABILITIES:
   Current maturities of long-term debt . . . . . . . . . . . . .               8,591                8,591
   Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .              11,291               30,033
      Affiliated companies  . . . . . . . . . . . . . . . . . . .               2,584                  423
   Accrued liabilities -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . .               2,129                   -
      Taxes, other than income taxes  . . . . . . . . . . . . . .               6,851                4,404
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . .              14,589               12,752
      Employee costs  . . . . . . . . . . . . . . . . . . . . . .               7,713                6,873
      Exchange gas due to others  . . . . . . . . . . . . . . . .              12,006               14,630
      Reserve for estimated rate refunds  . . . . . . . . . . . .              47,097               43,883
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . .               9,961                7,228
                                                                        -------------        -------------
                                                                              122,812              128,817
                                                                        -------------        -------------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .             106,263              105,855

OTHER DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .               8,908                9,207
                                                                        -------------        -------------
CONTINGENT LIABILITIES AND COMMITMENTS                                  $  1,075,856         $  1, 075,567
                                                                        =============        =============


- ------------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                          ----------------------------------
                                                                              1996                  1995
                                                                          ---------                ---------
                                                                                      (Thousands)
 OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .        $    15,178           $     12,578
    Adjustments to reconcile to cash provided by operations -
       Depreciation and amortization . . . . . . . . . . . . . .              8,769                  7,690
       Provision (credit) for deferred income taxes  . . . . . .              2,033                 (2,028)
       Amortization of deferred charges and credits  . . . . . .                 86                    250
       Allowance for equity funds used during construction . . .                (29)                  (474)
       Increase (decrease) from changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . .              5,145                  6,814
         Inventory . . . . . . . . . . . . . . . . . . . . . . .               (229)                 2,673
         Other current assets  . . . . . . . . . . . . . . . . .              2,389                 (6,096)
         Other assets and deferred charges . . . . . . . . . . .                286                    (30)
         Accounts payable  . . . . . . . . . . . . . . . . . . .             (7,918)                   545
         Other current liabilities . . . . . . . . . . . . . . .             13,200                 15,058
         Other deferred credits  . . . . . . . . . . . . . . . .                 (2)                   286
       Other . . . . . . . . . . . . . . . . . . . . . . . . . .                (12)                   (31)
                                                                        -----------           ------------
    Net cash provided by operating activities  . . . . . . . . .             38,896                 37,235
                                                                        -----------           ------------
 INVESTING ACTIVITIES:
    Property, plant and equipment -
       Capital expenditures  . . . . . . . . . . . . . . . . . .            (15,621)               (12,564)
       Asset removal cost  . . . . . . . . . . . . . . . . . . .               (307)                   (23)
       Changes in accounts payable . . . . . . . . . . . . . . .            (11,554)                  (823)
    Advances to parent . . . . . . . . . . . . . . . . . . . . .             (2,772)               (23,354)
                                                                        -----------           ------------
    Net cash used by investing activities. . . . . . . . . . . .            (30,254)               (36,764)
                                                                        -----------           ------------
FINANCING ACTIVITIES:
    Principal payments on long-term debt . . . . . . . . . . . .             (1,667)                (1,667)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . .             (7,000)                   -
                                                                        -----------           ------------
    Net cash used by financing activities  . . . . . . . . . . .             (8,667)                (1,667)
                                                                        -----------           ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .                (25)                (1,196)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . .                570                  1,818
                                                                        -----------           ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . .        $       545           $        622
                                                                        ===========           ============

- ------------------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



(1)    GENERAL

       The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1995 Annual Report Form 10-K.

       Cash payments for interest were $7.3 million and $6.9 million, net of interest capitalized, in the three month periods ended March 31, 1996 and 1995, respectively.

       No payments were made to The Williams Companies, Inc. ("Williams") for income taxes in the three month period ended March 31, 1996. Net cash payments made were $2.1 million in the three month period ended March 31, 1995.


(2)  LONG-TERM DEBT AND BANKING ARRANGEMENTS

       Pipeline shares in a $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1996. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

       Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness. Additionally, on September 14, 1995, Pipeline filed a registration statement for issuance of up to $150 million in public debt securities; and on November 30, 1995, $85 million was issued.


(3)    ADOPTION OF ACCOUNTING STANDARD

       Effective January 1, 1996, Pipeline adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Pipeline's financial position or results of operations.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




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

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolves substantially all the issues in this rate case. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions
were filed with respect to that order.   Pipeline has adjusted its reserve
accruals in the accompanying financial statements to reflect the settlement.

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

                      Item 2.  Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


       This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 1996 and 1995.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995

       Operating revenues increased $8.5 million, or 14%, due primarily to increased transportation rates effective February 1, 1996, resulting from the completion of Pipeline's mainline expansion in December of 1995. Two other items also affecting revenues were an increase of $4.1 million for the February 1996 settlement of previous rate cases offset by $3.9 million for a potential fuel refund for volumes that have been disallowed by the FERC. Variances due to changes in price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

       Pipeline's transportation service accounted for 94% of operating revenues for both the first quarters of 1996 and 1995. Of those amounts, Pipeline's firm transportation service accounted for 99.9% and 98% in the first quarters of 1996 and 1995, respectively. The remaining .1% and 2% for each period, respectively, represented interruptible transportation service. Additionally, 4% of revenues represented gas storage service for both the first quarters of 1996 and 1995, respectively.

       Operating expenses increased $2.4 million, or 7%, due primarily to Pipeline's mainline expansion which increased maintenance costs, depreciation and amortization and taxes, other than income taxes by increasing property values. Operation costs increased due primarily to the increase in headquarters office rent.

       Operating income increased $6.1 million, or 23%, primarily due to the completion of Pipeline's mainline expansion, partially offset by the increased costs associated with that expansion and the increase in the headquarters office rent.

       Interest on long-term debt increased $1.3 million as the result of the issuance of $85 million in debentures during the fourth quarter of 1995.

       The following table summarizes year-to-date volumes and average daily volumes for the periods indicated:

                                                                                Quarter Ended March 31,
                                                                            ------------------------------
                                                                               1996                1995
                                                                             ---------          ----------
                    Total Gas volumes throughput (TBtu)                         237                 208

                    Average Daily Transportation Volumes (TBtu)                 2.6                 2.3
                    Average Daily Firm Reserve Capacity (TBtu)                  2.6                 2.4



FINANCIAL CONDITION AND LIQUIDITY

Pipeline anticipates 1996 capital expenditures will total approximately $79.1 million, of which $15.6 million has been expended through March 31, 1996. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timeing of issuance of long-term securities, financing may be provided on an iterim basis with bank debt and from sources discussed below.

       Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity, although no significant expansions are in the development stage at the present time.

       Pipeline shares in a $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1996. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

       Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness. Additionally, on September 14, 1995, Pipeline filed a registration statement for issuance of up to $150 million in public debt securities; and on November 30, 1995, $85 million was issued.


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

       The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 123 "Accounting for Stock- Based Compensation," effective for fiscal years beginning after December 15, 1995. As provided for in the standard, Pipeline will not adopt the recognition provisions and will provide the pro forma net income and earnings-per-share disclosure required by the standard in its 1996 annual financial statements.

       Pipeline currently follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this standard, because the exercise price of Williams' fixed plan common stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

       In November 1995, Pipeline and Transwestern Pipeline Company entered into an agreement for the sale by Pipeline to Transwestern of a 77.7% undivided ownership interest in the south end of Pipeline's transmission line from Ignacio, Colorado to Blanco, New Mexico. Transwestern will pay Pipeline at closing 77.7% of the net book value of the South End facilities estimated to be $21 million plus 77.7% of the cost of certain modifications necessary to separate the operation of the South End facilities from Pipeline's mainline estimated to be $4.9 million. The parties executed a letter of intent as of September 22, 1995, and expect to close the sale when each has received appropriate board approvals. On April 29, 1996, Pipeline did receive from the FERC an order approving the abandonment and sale of the facilities to Transwestern. Pipeline is satisfied with the order and will not seek a rehearing. Closing is expected to be during the third or fourth quarter of 1996.

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from FERC on this rate case. A number of parties have sought rehearing on the rate of return on equity and various other issues. Pipeline has adjusted its reserve accruals in the accompanying financial statements to reflect the favorable order from the FERC.

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing seeks a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolves substantially all the issues in this rate case. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions
were filed with respect to that order.   Pipeline has adjusted its reserve
accruals in the accompanying financial statements to reflect the settlement.

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



                                        NORTHWEST PIPELINE CORPORATION
                                      ----------------------------------
                                                 Registrant



                                  By:      /s/ CURTIS C. KENNEDY
                                      ----------------------------------
                                               Curtis C. Kennedy
                                           Controller and Treasurer
                                         (Duly Authorized Officer and
                                           Chief Financial Officer)





Date:   May 13, 1996

                                EXHIBIT INDEX

  Exhibit
  -------

    27               Financial Data Schedule