Form 10-Q
period 1996-06-30
NORTHWEST PIPELINE CORP
filed 1996-08-14
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

                               -----------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

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




         Class                                   Outstanding at August 13, 1996
- --------------------------                       ------------------------------
Common stock, $1 par value                                  1,000 shares



The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS




                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Statement of Income, three and six months
       ended June 30, 1996 and 1995.  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1

      Balance Sheet as of June 30, 1996 and
       December 31, 1995.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2

      Statement of Cash Flows, six
       months ended June 30, 1996 and 1995    . . . . . . . . . . . . . . . . . . . . . . .            4

      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . .            7


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                              STATEMENT OF INCOME

                                  (Unaudited)



                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ----------------------     --------------------------
                                                            1996         1995           1996           1995
                                                         --------      --------     ----------       ---------
                                                                              (Thousands)
 OPERATING REVENUES  . . . . . . . . . . . . . . . .     $ 68,868      $ 59,052     $  136,452       $ 118,125
                                                         --------      --------     ----------       ---------

 OPERATING EXPENSES:
   Operation . . . . . . . . . . . . . . . . . . . .       20,357        18,803         40,572          38,523
   Maintenance . . . . . . . . . . . . . . . . . . .                      2,104          3,924           3,884
   Depreciation and amortization . . . . . . . . . .        1,806         7,605         17,725          15,295
   Taxes, other than income taxes  . . . . . . . . .        8,956         3,243          7,415           6,719
                                                            3,421
                                                         --------      --------     ----------       ---------
                                                           34,540        31,755         69,636          64,421
                                                         --------      --------     ----------       ---------

     Operating income  . . . . . . . . . . . . . . .       34,328        27,297         66,816          53,704
                                                         --------      --------     ----------       ---------
 OTHER INCOME - net  . . . . . . . . . . . . . . . .        1,949           903          2,732           1,742
                                                         --------      --------     ----------       ---------
 INTEREST CHARGES:
   Interest on long-term debt  . . . . . . . . . . .        8,503         7,228         17,111          14,561
   Other interest  . . . . . . . . . . . . . . . . .        1,422         1,568          2,288           2,888
   Allowance for borrowed funds used during                  (111)         (667)          (134)         (1,102)
     construction. . . . . . . . . . . . . . . . . .     --------      --------     ----------       ---------

                                                            9,814         8,129         19,265          16,347
                                                         --------      --------     ----------       ---------
 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .       26,463        20,071         50,283          39,099

 PROVISION FOR INCOME TAXES  . . . . . . . . . . . .       10,916         4,472         19,558          10,922
                                                         --------      --------     ----------       ---------
 NET INCOME  . . . . . . . . . . . . . . . . . . . .     $ 15,547      $ 15,599     $   30,725       $  28,177
                                                         ========      ========     ==========       =========


 CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . .     $      -      $      -     $    7,000       $       -
                                                         ========      ========     ==========       =========




________________________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET



                                     ASSETS

                                                                           June 30,
                                                                             1996                December 31,
                                                                          (Unaudited)                1995
                                                                          -----------            ------------
                                                                                      (Thousands)
 PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . . . .               $1,446,410             $ 1,402,437
   Less - Accumulated depreciation and amortization  . . . .                  535,364                 518,780
                                                                           ----------             -----------
                                                                              911,046                 883,657

   Construction work in progress . . . . . . . . . . . . . .                   12,164                  31,040
                                                                           ----------             -----------
                                                                              923,210                 914,697
                                                                           ----------             -----------
 CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .                      525                     570
   Advances to parent  . . . . . . . . . . . . . . . . . . .                   35,524                  41,215
   Accounts receivable -
      Trade  . . . . . . . . . . . . . . . . . . . . . . . .                   28,738                  36,773
      Affiliated companies . . . . . . . . . . . . . . . . .                      639                   1,234
   Materials and supplies (principally at average cost)  . .                   11,355                  11,065
   Exchange gas due from others  . . . . . . . . . . . . . .                    6,508                   9,390
   Costs recoverable through rate adjustments  . . . . . . .                      481                   5,951
   Income taxes receivable . . . . . . . . . . . . . . . . .                    3,224                   4,480
   Deferred income taxes . . . . . . . . . . . . . . . . . .                   15,564                  17,729
   Prepayments and other . . . . . . . . . . . . . . . . . .                    7,043                   6,286
                                                                           ----------             -----------
                                                                              109,601                 134,693
                                                                           ----------             -----------
 OTHER ASSETS:
   Deferred charges  . . . . . . . . . . . . . . . . . . . .                   25,717                  26,177
                                                                           ----------             -----------
                                                                           $1,058,528             $ 1,075,567
                                                                           ==========             ===========




____________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET



                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                          June 30,
                                                                            1996            December 31,
                                                                         (Unaudited)            1995
                                                                        -------------      ---------------
                                                                                   (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
      Common stock, par value, $1 per share;
        authorized and outstanding, 1,000 shares  . . . . . . . .       $           1      $             1
      Additional paid-in capital  . . . . . . . . . . . . . . . .             262,440              262,440
      Retained earnings   . . . . . . . . . . . . . . . . . . . .             220,744              197,019
                                                                        -------------      ---------------
                                                                              483,185              459,460

   Long-term debt, less current maturities (Note 2) . . . . . . .             361,399              372,228
                                                                        -------------      ---------------
                                                                              844,584              831,688
                                                                        -------------      ---------------
CURRENT LIABILITIES:
   Current maturities of long-term debt . . . . . . . . . . . . .               8,591                8,591
   Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .              14,120               30,033
      Affiliated companies  . . . . . . . . . . . . . . . . . . .               1,946                  423
   Accrued liabilities -
      Taxes, other than income taxes  . . . . . . . . . . . . . .               5,890                4,404
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . .              12,560               12,752
      Employee costs  . . . . . . . . . . . . . . . . . . . . . .               7,297                6,873
      Exchange gas due to others  . . . . . . . . . . . . . . . .               6,546               14,630
      Reserves for estimated rate refunds   . . . . . . . . . . .              30,498               43,883
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . .               7,677                7,228
                                                                        -------------      ---------------
                                                                               95,125              128,817
                                                                        -------------      ---------------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .             110,207              105,855
                                                                        -------------      ---------------
OTHER DEFERRED CREDITS  . . . . . . . . . . . . . . . . . . . . .               8,612                9,207
                                                                        -------------      ---------------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 4) . . . . . . . . .
                                                                        -------------      ---------------
                                                                        $   1,058,528      $     1,075,567
                                                                        =============      ===============

- ----------------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                ----------------------------
                                                                                  1996                1995
                                                                                --------            --------
                                                                                        (Thousands)
 OPERATING ACTIVITIES:
     Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 30,725            $ 28,177
     Adjustments to reconcile to cash provided by operations -
       Depreciation and amortization . . . . . . . . . . . . . . . .              17,725              15,295
       Provision for deferred income taxes . . . . . . . . . . . . .               6,517               5,673
       Amortization of deferred charges and credits  . . . . . . . .                 167                 450
       Allowance for equity funds used during construction . . . . .                (205)             (1,054)
       Increase (decrease) from changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . . . .              12,768              (1,663)
         Inventory . . . . . . . . . . . . . . . . . . . . . . . . .                (290)              2,366
         Other current assets  . . . . . . . . . . . . . . . . . . .               4,713              (9,790)
         Other assets and deferred charges . . . . . . . . . . . . .                  99                (770)
         Accounts payable  . . . . . . . . . . . . . . . . . . . . .             (13,209)            (15,533)
         Other current liabilities . . . . . . . . . . . . . . . . .             (11,218)             11,520
         Other deferred credits  . . . . . . . . . . . . . . . . . .                (714)                166
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (21)                (45)
                                                                                --------            --------
     Net cash provided by operating activities . . . . . . . . . . .              47,057              34,792
                                                                                --------            --------
 INVESTING ACTIVITIES:
     Property, plant and equipment -
       Capital expenditures  . . . . . . . . . . . . . . . . . . . .             (25,390)            (36,932)
       Asset removal cost  . . . . . . . . . . . . . . . . . . . . .                (355)               (235)
       Changes in accounts payable . . . . . . . . . . . . . . . . .              (9,532)             20,295
     Advances to parent  . . . . . . . . . . . . . . . . . . . . . .               5,691              (8,676)
                                                                                --------            --------
     Net cash used by investing activities . . . . . . . . . . . . .             (29,586)            (25,548)
                                                                                --------            --------
 FINANCING ACTIVITIES:
     Principal payments on long-term debt  . . . . . . . . . . . . .             (10,516)            (10,515)
     Cash dividends paid . . . . . . . . . . . . . . . . . . . . . .              (7,000)                  -
                                                                                --------            --------
     Net cash used by financing activities . . . . . . . . . . . . .             (17,516)            (10,515)
                                                                                --------            --------
 NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .                                  (1,271)
                                                                                     (45)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . .                 570               1,818
                                                                                --------            --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . .            $    525            $    547
                                                                                ========            ========




- ------------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)    GENERAL

       The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 1996 and December 31, 1995, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1995 Annual Report Form 10-K.

       Cash payments for interest were $17 million and $13.6 million, net of $.1 million and $1.1 million of interest capitalized, in the six month periods ended June 30, 1996 and 1995, respectively.

       Net cash payments made to The Williams Companies, Inc. ("Williams") for income taxes were $11.8 million and $7.7 million in the six month periods ended June 30, 1996 and 1995, respectively.


(2)    LONG-TERM DEBT AND BANKING ARRANGEMENTS

       On May 31, 1996, Pipeline called $1.9 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. The prepayment was in addition to the scheduled May 31, 1996 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

       Pipeline shares in a $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1996. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




(4)    CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the Federal Energy Regulatory Commission ("FERC") on this rate case. In an order on rehearing issued July 19, 1996, FERC required that an Administrative Law Judge ("ALJ") reconsider one element of the rate of return formula, but upheld its May 31, 1995 decision on all other issues. Pipeline adjusted its reserve accruals in the accompanying financial statements to reflect the May 31, 1995 order from the FERC as upheld on rehearing. Any further reserve accrual adjustments are pending a final resolution of the rate of return issue.

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolved substantially all the issues in this rate case. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions
were filed with respect to that order.   During the second quarter of 1996,
Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying financial statements.

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

Significant Litigation

       In October 1995, Pipeline received a judge's order following a non-jury trial involving claims arising from a transportation agreement of a former customer. In the decision, which was amended in January 1996, it was held that Pipeline was liable to the former customer in the amount of $5.3 million, plus interest. Although Pipeline recorded a charge to "other expenses" in the third quarter 1995, Pipeline is appealing the decision.

       On July 18, 1996, Jack J. Grynberg filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of the Williams' natural gas pipeline subsidiaries are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The pipelines intend to vigorously defend against these claims.

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

                      Item 2.  Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


       This analysis discusses financial results of Pipeline's operations for the quarters and six month periods ended June 30, 1996 and 1995. Variances due to changes in price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 vs. Quarter Ended June 30, 1995

       Operating revenues increased $9.8 million, or 17%, due primarily to increased transportation rates effective February 1, 1996, resulting from mainline expansion facilities placed in service during December of 1995. Also affecting revenues was an increase of $4.3 million from the reversal of reserves for potential fuel refunds.

       Pipeline's transportation service accounted for 95% and 92% of operating revenues for the quarters ended June 30, 1996 and 1995, respectively. Of those amounts, Pipeline's firm transportation service accounted for 99.98% and 99% in the quarters ended June 30, 1996 and 1995, respectively. The remaining .02% and 1% for each period, respectively, represented interruptible transportation service. Additionally, 5% and 4% of operating revenues represented gas storage service for the quarters ended June 30, 1996 and 1995, respectively.

       Operating expenses increased $2.8 million, or 9%, due primarily to increased operation expenses resulting from an increase in the headquarters office rent and increased depreciation and property taxes related to Pipeline's mainline expansion.

       Operating income increased $7 million, or 26%, primarily due to revenues from higher rates associated with mainline expansion facilities placed in service during December of 1995 and the reversal of reserves for potential fuel refunds, partially offset by the increase in the headquarters office rent and increased operating expenses associated with the mainline expansion.

       Interest on long-term debt increased $1.3 million due to the issuance of $85 million in debentures during the fourth quarter of 1995.

Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

       Operating revenues increased $18.3 million, or 16%, due primarily to increased transportation rates effective February 1, 1996, resulting from mainline expansion facilities placed in service during December of 1995. A $4.6 million settlement of a previous rate case in February 1996 also had a positive impact on revenues.

       Pipeline's transportation service accounted for 93% of operating revenues for each of the six month periods ended June 30, 1996 and 1995. Of those amounts, Pipeline's firm transportation service accounted for 99.89% and 98% in the six month periods ended June 30, 1996 and 1995, respectively. The remaining .11% and 2% for each period, respectively, represented interruptible transportation service. Additionally, 6% and 4% of operating revenues represented gas storage service for the six month periods ended June 30, 1996 and 1995, respectively.

       Operating expenses increased $5.2 million, or 8%, due primarily to increased depreciation and property taxes related to Pipeline's mainline expansion and increased operation expense caused by an increase in the headquarters office rent.

       Operating income increased $13.1 million, or 24%, primarily due to revenues from higher rates associated with mainline expansion facilities placed in service during December of 1995 and the settlement of a previous rate case, partially offset by increased operating expenses associated with the mainline expansion and the increase in the headquarters office rent.

       Interest on long-term debt increased $2.6 million due to the issuance of $85 million in debentures during the fourth quarter of 1995.

       The following table summarizes year-to-date volumes and average daily volumes for the periods indicated:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                          1996         1995
                                                          ----         ----
       Total Gas volumes throughput (TBtu)                 439          397

       Average Daily Transportation Volumes (TBtu)         2.4          2.2
       Average Daily Firm Reserved Capacity (TBtu)         2.6          2.4


FINANCIAL CONDITION AND LIQUIDITY

       Pipeline anticipates 1996 capital expenditures will total approximately $76.8 million, of which $25.4 million has been expended through June 30, 1996. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

           Pipeline shares in a $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1996. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

       The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 123 "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As provided for in the standard, Pipeline will not adopt the recognition provisions and will provide the pro forma financial statement disclosures required by the standard in its 1996 annual financial statements.

       Pipeline currently follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this standard, because the exercise price of Williams' fixed plan common stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

       In November 1995, Pipeline and Transwestern Pipeline Company entered into an agreement for the sale by Pipeline to Transwestern of a 77.7% undivided ownership interest in the south end of Pipeline's transmission line from Ignacio, Colorado to Blanco, New Mexico. Transwestern will pay Pipeline at closing 77.7% of the net book value of the South End facilities estimated to be $21 million plus 77.7% of the cost of certain modifications necessary to separate the operation of the South End facilities from Pipeline's mainline estimated to be $4.9 million. The parties executed a letter of intent as of September 22, 1995, and have tentatively agreed to a closing date of September 1, 1996. On April 29, 1996, Pipeline did receive from the FERC an order approving the abandonment and sale of the facilities to Transwestern.

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





Date:   August 13, 1996

                                 EXHIBIT INDEX


Exhibit
- -------
  27                     Financial Data Schedule