Form 10-Q
period 1996-09-30
NORTHWEST PIPELINE CORP
filed 1996-11-14
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

                             -------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1996

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

                                295 Chipeta Way
                           Salt Lake City, Utah 84108
                  -------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 (801) 583-8800
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
      ----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at November 12, 1996
--------------------------                      --------------------------------
Common stock, $1 par value                                 1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS




                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

         Statement of Income, three and nine months
             ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .     1

         Balance Sheet as of September 30, 1996 and
             December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

         Statement of Cash Flows, nine
             months ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .     4

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .     8

PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                              STATEMENT OF INCOME
                                  (Unaudited)


===================================================================================================================
                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                         September 30,
                                                  --------------------------------         -------------------------
                                                      1996                1995                1996           1995
                                                  ------------         -----------         ----------     ----------
                                                                                 (Thousands)
OPERATING REVENUES  . . . . . . . . . . . . .     $     69,188         $    75,638         $  205,640     $  193,763
                                                  ------------         -----------         ----------     ----------
OPERATING EXPENSES:
   Operation  . . . . . . . . . . . . . . . .           19,347              17,979             59,919         56,502
   Maintenance  . . . . . . . . . . . . . . .            2,600               3,385              6,524          7,269
   Depreciation and amortization  . . . . . .            9,043               7,527             26,768         22,822
   Taxes, other than income taxes . . . . . .            2,229               3,424              9,644         10,143
                                                  ------------         -----------         ----------     ----------
                                                        33,219              32,315            102,855         96,736
                                                  ------------         -----------         ----------     ----------
     Operating income   . . . . . . . . . . .           35,969              43,323            102,785         97,027
                                                  ------------         -----------         ----------     ----------
OTHER INCOME (EXPENSES) - net . . . . . . . .            2,190              (3,829)             4,922         (2,087)
                                                  ------------         -----------         ----------     ----------
INTEREST CHARGES:
   Interest on long-term debt . . . . . . . .            8,302               7,094             25,413         21,655
   Other interest . . . . . . . . . . . . . .            2,055                (342)             4,343          2,546
   Allowance for borrowed funds used
     during construction  . . . . . . . . . .             (202)               (932)              (336)        (2,034)
                                                  ------------         -----------         ----------     ----------
                                                        10,155               5,820             29,420         22,167
                                                  ------------         -----------         ----------     ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . .           28,004              33,674             78,287         72,773
PROVISION FOR INCOME TAXES  . . . . . . . . .            8,604               9,330             28,162         20,252
                                                  ------------         -----------         ----------     ----------
NET INCOME  . . . . . . . . . . . . . . . . .     $     19,400         $    24,344         $   50,125     $   52,521
                                                  ============         ===========         ==========     ==========
CASH DIVIDEND ON COMMON STOCK . . . . . . . .     $     55,241         $       -           $   62,241     $     -
                                                  ============         ===========         ==========     ==========


------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

================================================================================

                                     ASSETS

                                                                           September 30,         December 31,
                                                                               1996                  1995
                                                                           -------------         ------------
                                                                                       (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . . . . . . . . .        $1,451,506           $1,402,437
    Less - Accumulated depreciation and amortization  . . . . . . . .           560,347              518,780
                                                                             ----------           ----------
                                                                                891,159              883,657

    Construction work in progress . . . . . . . . . . . . . . . . . .            20,471               31,040
                                                                             ----------           ----------
                                                                                911,630              914,697
                                                                             ----------           ----------
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .               610                  570
    Advances to parent  . . . . . . . . . . . . . . . . . . . . . . .            27,344               41,215
    Accounts receivable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            36,312               36,773
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . .               254                1,234
    Materials and supplies (principally at average cost)  . . . . . .            10,568               11,065
    Exchange gas due from others  . . . . . . . . . . . . . . . . . .             4,143                9,390
    Costs recoverable through rate adjustments  . . . . . . . . . . .             2,246                5,951
    Income taxes receivable . . . . . . . . . . . . . . . . . . . . .               -                  4,480
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .            18,213               17,729
    Prepayments and other . . . . . . . . . . . . . . . . . . . . . .             5,700                6,286
                                                                             ----------           ----------
                                                                                105,390              134,693
                                                                             ----------           ----------
OTHER ASSETS:
    Deferred charges  . . . . . . . . . . . . . . . . . . . . . . . .            25,082               26,177
                                                                             ----------           ----------
                                                                             $1,042,102           $1,075,567
                                                                             ==========           ==========


------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                          September 30,         December 31,
                                                                               1996                 1995
                                                                          -------------         ------------
                                                                                      (Thousands)
CAPITALIZATION:
    Common stockholder's equity -
      Common stock, par value $1 per share,
        authorized and outstanding, 1,000 shares  . . . . . . . . .         $        1           $        1
      Additional paid-in capital  . . . . . . . . . . . . . . . . .            262,440              262,440
      Retained earnings   . . . . . . . . . . . . . . . . . . . . .            184,903              197,019
                                                                            ----------           ----------
                                                                               447,344              459,460

    Long-term debt, less current maturities   . . . . . . . . . . .            361,411              372,228
                                                                            ----------           ----------
                                                                               808,755              831,688
                                                                            ----------           ----------
CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . . .              8,591                8,591
    Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,130               30,033
      Affiliated companies  . . . . . . . . . . . . . . . . . . . .              4,798                  423
    Accrued liabilities -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .              1,646                 -
      Taxes, other than income taxes  . . . . . . . . . . . . . . .              7,833                4,404
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .             15,411               12,752
      Employee costs  . . . . . . . . . . . . . . . . . . . . . . .              8,217                6,873
      Exchange gas due to others  . . . . . . . . . . . . . . . . .              9,898               14,630
      Reserves for estimated rate refunds   . . . . . . . . . . . .             37,846               43,883
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,584                7,228
                                                                            ----------           ----------
                                                                               112,954              128,817
                                                                            ----------           ----------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .            111,911              105,855
                                                                            ----------           ----------
OTHER DEFERRED CREDITS  . . . . . . . . . . . . . . . . . . . . . .              8,482                9,207
                                                                            ----------           ----------
CONTINGENT LIABILITIES AND COMMITMENTS  . . . . . . . . . . . . . .               -                    -
                                                                            ----------           ----------
                                                                            $1,042,102           $1,075,567
                                                                            ==========           ==========

------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


========================================================================================================================
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                          ---------------------------------
                                                                              1996                 1995
                                                                          -----------            ----------
                                                                                      (Thousands)
OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    50,125            $   52,521
    Adjustments to reconcile to cash provided by operations -
       Depreciation and amortization  . . . . . . . . . . . . . . . .          26,768                22,822
       Provision for deferred income taxes  . . . . . . . . . . . . .           5,572                   268
       Amortization of deferred charges and credits . . . . . . . . .             212                   716
       Allowance for equity funds used during construction  . . . . .            (516)               (2,445)
       Increase (decrease) from changes in:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . .          11,168                 4,922
         Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .             497                 2,594
         Other current assets . . . . . . . . . . . . . . . . . . . .           4,291                (7,217)
         Other assets and deferred charges  . . . . . . . . . . . . .             765                (7,408)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . .          (9,079)                8,988
         Other current liabilities  . . . . . . . . . . . . . . . . .           2,397                 8,828
         Other deferred credits . . . . . . . . . . . . . . . . . . .            (909)                 (185)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (95)                  (88)
                                                                          -----------            ----------
    Net cash provided by operating activities . . . . . . . . . . . .          91,196                84,316
                                                                          -----------            ----------
INVESTING ACTIVITIES:
    Property, plant and equipment -
       Capital expenditures . . . . . . . . . . . . . . . . . . . . .         (39,728)              (84,745)
       Proceeds from sales  . . . . . . . . . . . . . . . . . . . . .          17,161                  -
       Asset removal cost . . . . . . . . . . . . . . . . . . . . . .            (256)                 (191)
       Changes in accounts payable  . . . . . . . . . . . . . . . . .          (9,448)               (1,886)
    Advances to parent  . . . . . . . . . . . . . . . . . . . . . . .          13,871                11,909
                                                                          -----------            ----------
    Net cash used by investing activities . . . . . . . . . . . . . .         (18,400)              (74,913)
                                                                          -----------            ----------
FINANCING ACTIVITIES:
    Principal payments on long-term debt  . . . . . . . . . . . . . .         (10,515)              (10,515)
    Proceeds from notes payable to bank . . . . . . . . . . . . . . .            -                   12,750
    Payments on notes payable to bank . . . . . . . . . . . . . . . .            -                  (11,150)
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .         (62,241)                 -
                                                                          -----------            ----------
    Net cash used by financing activities . . . . . . . . . . . . . .         (72,756)               (8,915)
                                                                          -----------            ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .              40                   488

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             570                 1,818
                                                                          -----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .     $       610            $    2,306
                                                                          ===========            ==========

------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

================================================================================

(1)    GENERAL

       The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1995 Annual Report on Form 10-K.

       Cash payments for interest were $24 million and $20 million, net of $.3 million and $2 million of interest capitalized, in the nine month periods ended September 30, 1996 and 1995, respectively.

       Net cash payments made to The Williams Companies, Inc. ("Williams") for income taxes were $16.5 million and $11.3 million in the nine month periods ended September 30, 1996 and 1995, respectively.


(2)    SALE OF SOUTH END FACILITIES

       In November 1995, Pipeline and Transwestern Pipeline Company ("Transwestern") entered into an agreement for the sale by Pipeline to Transwestern of a 77.7% undivided ownership interest in the south end of Pipeline's transmission line from Ignacio, Colorado to Blanco, New Mexico. On April 29, 1996, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") approving the abandonment and sale of the facilities to Transwestern. Requests for rehearing of this order have been filed and rehearing is currently pending before the FERC. On September 1, 1996, Transwestern paid Pipeline $17.2 million, representing 77.7% of the net book value of the South End facilities plus 77.7% of the cost of certain modifications necessary to separate the operation of the South End facilities from Pipeline's mainline. According to the terms of the agreement, Pipeline reimbursed Transwestern $.8 million for Pipeline's 22.3% share of the necessary modifications for separation of the operation paid for by Transwestern.

(3)    LONG-TERM DEBT AND BANKING ARRANGEMENTS

       On May 31, 1996, Pipeline called $1.9 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. The prepayment was in addition to the scheduled May 31, 1996 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

       Pipeline shares in a $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1996. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

(4)    ADOPTION OF ACCOUNTING STANDARD

       Effective January 1, 1996, Pipeline adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Pipeline's financial position or results of operations.


(5)    CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. Pipeline made certain reserve adjustments to reflect the anticipated outcome of the May 31, 1995 order, subject to final action on rehearing before the Commission. In an order on rehearing issued July 19, 1996, FERC required that an Administrative Law Judge ("ALJ") reconsider one element of the rate of return formula, but upheld its May 31, 1995 decision on all other issues. However, on October 22, 1996, the ALJ issued an initial decision on remand giving preference to alternative sources of data in the rate of return formula which would result in an equity rate of return of 11.62 percent. Northwest will take exception with this decision before the FERC. Since the ALJ decision still needs to be reviewed by the FERC, no further reserve accrual adjustments are being made pending a final resolution of this rate of return issue. The final decision from the FERC is not expected until late Spring 1997.

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

       On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995. On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbons products extracted from Pipeline's stream
at Ignacio, Colorado.   The litigation of all remaining issues commenced in
October 1996 and is still in progress. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent.

       On August 30, 1996, Pipeline filed a general rate case seeking the implementation of new rates that will become effective on March 1, 1997. The application seeks an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities as well as the redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south end facilities.


Significant Litigation

       In October 1995, Pipeline received a judge's order following a non-jury trial involving claims arising from a transportation agreement of a former customer. In the decision, which was amended in January 1996, it was held that Pipeline was liable to the former customer in the amount of $5.3 million, plus interest. Although Pipeline has recorded charges to "other expenses" and "other interest charges", Pipeline is appealing the decision.

                         NORTHWEST PIPELINE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

================================================================================

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

Other Legal and Regulatory Matters

       On October 21, 1996, Pipeline received an order from the FERC with respect to a one-time catch-up adjustment under the recovery mechanism for gas lost, gained and unaccounted for. The order reaffirmed a previous position that Pipeline is entitled to collect a 3.2 TBtu volume adjustment, but mandated an offset of .8 Tbtu for volumes collected in prior years. Pipeline is evaluating the recently issued order but anticipates that it may be at risk for refunding approximately $1.1 million which is not reflected in the accompanying financial statements.

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

                      Item 2.  Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


       This analysis discusses financial results of Pipeline's operations for the quarters and nine month periods ended September 30, 1996 and 1995. Variances due to changes in price and volume do not have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 vs Quarter Ended September 30, 1995

       Operating revenues decreased $6.4 million, or 8%, due primarily to the 1995 reversal of certain reserve accruals aggregating $16.3 million including amounts for estimated rate refunds, partially offset by a $3.2 million favorable 1996 regulatory decision and increased transportation rates effective February 1, 1996 associated with the completion of Pipeline's Northwest Natural and Expansion II facilities in December of 1995.

       Pipeline's transportation service accounted for 94% and 92% of operating revenues for the quarters ended September 30, 1996 and 1995, respectively. Of those amounts, Pipeline's firm transportation service accounted for 98% and 99% in the quarters ended September 30, 1996 and 1995, respectively. The remaining 2% and 1% for each period, respectively, represented interruptible transportation service. Additionally, 4% of operating revenues represented gas storage service for each of the quarters ended September 30, 1996 and 1995.

       Operating expenses increased $.9 million, or 3%, due primarily to depreciation related to Pipeline's mainline expansion and higher pension costs, partially offset by a decrease in taxes, other than income.

       Operating income decreased $7.3 million, or 17%, primarily due to the reversal in 1995 of certain reserve accruals including amounts for estimated rate refunds and increased depreciation related to the completion of Pipeline's Northwest Natural and Expansion II facilities in December of 1995, partially offset by revenues from higher rates associated with mainline expansion facilities and a $3.2 million favorable 1996 regulatory decision.

       Other income and expenses includes a $6 million reserve accrual in 1995 for a lawsuit involving a former transportation customer.

       Interest on long-term debt increased $1.2 million due to the issuance of $85 million in debentures during the fourth quarter of 1995. Other interest expense increased $2.4 million primarily due to the 1995 reversal of previously accrued interest on revenues subject to rate refund and the reclassification of a previously accrued reserve.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

       Operating revenues increased $11.9 million, or 6 percent, due primarily to increased transportation rates effective February 1, 1996 associated with the completion of Pipeline's Northwest Natural and Expansion II facilities in December of 1995, a $4.6 million settlement of a previous rate case in February 1996 and a $3.2 million favorable regulatory decision, partially offset by the 1995 reversal of certain reserve accruals aggregating $16.3 million including amounts for estimated rate refunds.

       Pipeline's transportation service accounted for 94% and 93% of operating revenues for the nine month periods ended September 30, 1996 and 1995, respectively. Of those amounts, Pipeline's firm transportation service accounted for 99.3% and 97% in the nine month periods ended September 30, 1996 and 1995, respectively. The remaining .7% and 3% for each period, respectively, represented interruptible transportation service. Additionally, 5% and 4% of operating revenues represented gas storage service for the nine month periods ended September 30, 1996 and 1995, respectively.

       Operating expenses increased $6.1 million, or 6%, due primarily to depreciation related to Pipeline's Northwest Natural and Expansion II expansions and higher pension costs and headquarters office rent.

       Operating income increased $5.8 million, or 6%, primarily due to revenues from higher rates associated with Northwest Natural and Expansion II facilities placed in service during December of 1995, the settlement of a previous rate case and a favorable regulatory decision, partially offset by the reversal of certain reserve accruals in 1995, increased depreciation expenses associated with the Northwest Natural and Expansion II facilities and higher pension costs and headquarters office rent.

       Other income and expenses includes a $7 million reserve accrual in 1995 for a lawsuit involving a former transportation customer.

       Interest on long term debt increased $3.7 million due to the issuance of $85 million in debentures during the fourth quarter of 1995. Other interest expense increased $1.8 million primarily due to the 1995 reversal of previously reserved interest on revenues subject to rate refund. The allowance for borrowed funds used during construction decreased $1.7 million resulting from the completion of the mainline expansion project in 1995.

       The following table summarizes year-to-date volumes and average daily volumes for the periods indicated:

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                     1996                 1995
                                                    -------              ------
 Total Gas volumes throughput (TBtu)                  631                  579
 Average Daily Transportation Volumes (TBtu)          2.3                  2.1
 Average Daily Firm Reserved Capacity (TBtu)          2.6                  2.4


FINANCIAL CONDITION AND LIQUIDITY

       Pipeline anticipates 1996 capital expenditures will total approximately $78.6 million, of which $39.7 million has been expended through September 30, 1996. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

       Pipeline shares in a $800 million Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1996. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

       On August 30, 1996, Pipeline filed a general rate case seeking the implementation of new rates that will become effective on March 1, 1997. The application seeks an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities as well as the redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south end facilities.

       Reference is made to Note 5 of Notes to Financial Statements included in this filing for a description of certain contingent liabilities and commitments.

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





Date:  November 12, 1996

                                 EXHIBIT  INDEX


Exhibit
-------
  27                                                Financial Data Schedule