Form 10-K405
period 1996-12-31
NORTHWEST PIPELINE CORP
filed 1997-03-28
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K
                               _________________

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                  For the fiscal year ended December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the Transition Period from ______________ to _________________________

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
    ------------------------------       -------------------------
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

            No voting stock of registrant is held by non-affiliates.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at March 25, 1997
--------------------------                 -----------------------------
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

                                                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted)  . . . . . . . . . . . . . .      27

Item 11.  EXECUTIVE COMPENSATION (Omitted)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (Omitted)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted)  . . . . . . . . . . . . . . . .      27

                                                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27

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

TRANSMISSION

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1996, Pipeline's system, having an aggregate mainline deliverability of approximately 2.5 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 40 mainline compressor stations with a combined capacity of approximately 307,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. Pipeline's transportation services (firm and interruptible) represented 100% of its total throughput in 1996, 1995 and 1994.

         In 1996, Pipeline transported natural gas for a total of 143 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest transportation customers of Pipeline in 1996 accounted for approximately 11.8% and 10.4%, respectively, of total transportation volumes. No other customer accounted for more than 10% of total volumes moved on Pipeline's mainline system. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible transportation service under agreements that are generally short term.

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

__________________________

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

OPERATING STATISTICS

         The following table summarizes volumes and average rates for the periods indicated:

                                                                     Year Ended December 31,
                                                                  -------------------------------
                                                                  1996          1995         1994
                                                                  ----          ----         ----
Total throughput (TBtu) . . . . . . . . . . . . . . . . .          834           826         679
Average Daily Transportation Volumes (TBtu) . . . . . . .          2.3           2.3         1.9
Average Daily Firm Reserved Capacity (TBtu) . . . . . . .          2.5           2.4         2.4




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

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. Pipeline made certain reserve adjustments to reflect the anticipated outcome of the May 31, 1995 order, subject to final action on rehearing before the Commission. In an order on rehearing issued July 19, 1996, FERC required that an Administrative Law Judge ("ALJ") reconsider one element of the rate of return formula, but upheld its May 31, 1995 decision on all other issues. However, on October 22, 1996, the ALJ issued an initial decision on remand giving preference to alternative sources of data in the rate of return formula which would result in an equity rate of return of 11.62 percent. Northwest has taken exception with this decision before the FERC. Since the ALJ decision still needs to be reviewed by the FERC, no further reserve accrual adjustments are being made pending a final resolution of this rate of return issue. The final decision from the FERC is not expected until late Spring 1997.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequent to year-end, a decision upholding Pipeline's position was issued by the ALJ. Pipeline is awaiting the FERC's approval of the ALJ's decision. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no
rehearing petitions were filed with respect to that order.   During the second
quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying financial statements.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995. On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's
transportation stream at Ignacio, Colorado.   The litigation of all remaining
issues took place in late 1996 and Pipeline is awaiting the initial decision of the presiding ALJ. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent.

         On August 30, 1996, Pipeline filed a general rate case seeking the implementation of new rates that will become effective on March 1, 1997. The application seeks an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south- end facilities.

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


EMPLOYEES

         At December 31, 1996 Pipeline employed 573 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

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


FORWARD-LOOKING INFORMATION

         Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Pipeline believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

         As required by such Act, Pipeline hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Pipeline in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which Pipeline is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Pipeline or which may be brought against Pipeline and conditions of the capital markets utilized by Pipeline to access capital to finance operations; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return; and (iii) risks and uncertainties related to the ability to develop expanded markets as well as maintaining existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.


ITEM 3.  LEGAL PROCEEDINGS

         Other than as described in Note 10 of Notes to Financial Statements and above under Items 1 and 2 - Business and Properties, there are no material
pending legal proceedings.   Pipeline is subject to ordinary routine litigation
incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since Pipeline meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Pipeline is wholly owned by Williams.

         The payment of dividends by Pipeline on its common stock is restricted under various debt agreements. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1996, was approximately $164.5 million. In 1996 and 1995, Pipeline paid cash dividends on common stock of $75.2 million and $20 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This analysis discusses financial results of Pipeline's operations for the years 1994 through 1996. Variances due to changes in price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.


RESULTS OF OPERATIONS

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

         Operating revenues increased $14.5 million, or 6%, due primarily to increased transportation rates effective February 1, 1996, associated with the completion of Pipeline's Northwest Natural and Expansion II facilities in December of 1995, a $4.6 million rate reserve reversal associated with a settlement of a previous rate case in February 1996 and a $3.2 million favorable regulatory decision related to fuel reimbursement, partially offset by the 1995 reversal of certain reserve accruals aggregating $16.3 million including amounts for estimated rate refunds.

         Pipeline's transportation service accounted for 95% and 93% of operating revenues for the years ended December 31, 1996 and 1995, respectively. Of those amounts, Pipeline's firm transportation service accounted for 99.6% and 99% in the years ended December 31, 1996 and 1995, respectively. The remaining .4% and 1% for each year, respectively, represented interruptible transportation service. Additionally, 5% and 4% of operating revenues represented gas storage service for the years ended December 31, 1996 and 1995, respectively.

         Operating expenses increased $13 million, or 10%, due primarily to depreciation related to Pipeline's Northwest Natural and Expansion II expansions and higher pension costs and headquarters rent.

         Operating income increased $1.5 million, or 1%, primarily due to revenues from higher rates associated with Northwest Natural and Expansion II facilities placed in service during December of 1995, the settlement of a previous rate case and a favorable regulatory decision, partially offset by the reversal of certain reserve accruals in 1995, increased depreciation expenses associated with the Northwest Natural and Expansion II facilities and higher pension costs and headquarters office rent.

         Other income and expenses includes a $6.4 million reserve accrual in 1995 for a lawsuit involving a former transportation customer.

         Interest on long-term debt increased $4.5 million due to the issuance of $85 million in debentures during the fourth quarter of 1995. The allowance for borrowed funds used during construction decreased $2.7 million resulting from the completion of the mainline expansion project in 1995.

Year Ended December 31, 1995 vs. Year Ended December 31, 1994

         Operating revenues increased $16.7 million, or 7%, due primarily to the reversal of a portion of certain accrued liability reserves of $16.3 million associated with estimated rate refunds, increased transportation rates put into effect in November 1994 and the early in-service of mainline expansion facilities in December 1995, partially offset by the completion in 1994 of billing contract reformation surcharges. The reserve reversals included approximately $8.4 million related to 1993 and $8.7 million related to 1994.

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

         Interest on long-term debt decreased $.5 million, or nearly 2%, due to scheduled debt repayments and certain optional prepayments, partially offset by the issuance of $85 million in new debt during December 1995. Other interest expense decreased $2.2 million, or 34%, primarily due to the absence of deferred carrying costs on contract reformation and the reversal of interest on revenues subject to refund which were previously reserved. The allowance for borrowed funds used during construction increased $2.2 million, reflecting construction of the mainline expansion project that was placed into service December 1, 1995.

         In summary, a review by Pipeline of the rehearing requests in the FERC proceedings described above and other issues impacting reserve estimates resulted in a net reversal to income in the third quarter 1995 of a portion of these accruals, including amounts previously accrued for estimated rate refunds, based on management's assessment of the possible outcome of such issues. Reserve additions, including the significant litigation discussed above, amounted to $8.2 million and reserve reversals amounted to $18.6 million for a net increase to income before income taxes of $10.4 million. If the reserves had not been recorded in prior years, income before income taxes would have been higher by $10.2 million for 1994.

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing

         Pipeline's expenditures for property, plant and equipment additions amounted to $62.8 million, $130.5 million and $62.6 million for 1996, 1995 and 1994, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

         Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity, although no significant expansions are in the development stage at the present time.

         Pipeline shares in a $1 billion Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1996. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. Pipeline made certain reserve adjustments to reflect the anticipated outcome of the May 31, 1995 order, subject to final action on rehearing before the Commission. In an order on rehearing issued July 19, 1996, FERC required that an ALJ reconsider one element of the rate of return formula, but upheld its May 31, 1995 decision on all other issues. However, on October 22, 1996, the ALJ issued an initial decision on remand giving preference to alternative sources of data in the rate of return formula which would result in an equity rate of return of 11.62 percent. Northwest has taken exception with this decision before the FERC. Since the ALJ decision still needs to be reviewed by the FERC, no further reserve accrual adjustments are being made pending a final resolution of this rate of return issue. The final decision from the FERC is not expected until late Spring 1997.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequent to year-end, a decision upholding Pipeline's position was issued by the ALJ. Pipeline is awaiting the FERC's approval of the ALJ's decision. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no
rehearing petitions were filed with respect to that order.   During the second
quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying financial statements.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995. On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's
transportation stream at Ignacio, Colorado.   The litigation of all remaining
issues took place in late 1996 and Pipeline is awaiting the initial decision of the ALJ. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent.

         On August 30, 1996, Pipeline filed a general rate case seeking the implementation of new rates that will become effective on March 1, 1997. The application seeks an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities.

         See Note 2 of Notes to Financial Statements for fair value of financial instruments.


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

While amounts in excess of historical cost are not recoverable under current FERC practices, Pipeline believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost-based regulation along with competition and other market factors limit Pipeline's ability to price services or products based upon inflation's effect on costs.

Contingencies

         Reference is made to Note 10 of Notes to Financial Statements for information about regulatory and judicial developments which cause operating and financial uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

Covered by report of independent auditors:

    Statement of income for the years ended December 31, 1996,
          1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

    Balance sheet at December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . .        12

    Statement of cash flows for the years ended
          December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .        14

    Statement of capitalization for the years ended
          December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .        15

    Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . .        16

Not covered by report of independent auditors:

    Quarterly financial data (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .        26





          All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Northwest Pipeline Corporation


          We have audited the accompanying balance sheet of Northwest Pipeline Corporation as of December 31, 1996 and 1995, and the related statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 7, 1997

                         NORTHWEST PIPELINE CORPORATION

                              STATEMENT OF INCOME

================================================================================

                                                                          Year Ended December 31,
                                                                 --------------------------------------------
                                                                  1996              1995              1994
                                                                 --------         --------           --------
                                                                           (Thousands of Dollars)
OPERATING REVENUES (Notes 1, 3, 9 and 10) . . . . . . .          $269,740         $255,219           $238,473
                                                                 --------         --------           --------
OPERATING EXPENSES:
   Amortization of contract reformation costs (Note 10)               -                -                4,053
   Operation  . . . . . . . . . . . . . . . . . . . . .            83,389           77,266             75,894
   Maintenance  . . . . . . . . . . . . . . . . . . . .             9,882           11,204             10,136
   Depreciation and amortization (Note 1) . . . . . . .            38,877           30,657             29,607
   Taxes, other than income taxes . . . . . . . . . . .            12,626           12,640             12,844
                                                                 --------         --------           --------
                                                                  144,774          131,767            132,534
                                                                 --------         --------           --------
      Operating income  . . . . . . . . . . . . . . . .           124,966          123,452            105,939
                                                                 --------         --------           --------
OTHER INCOME (EXPENSES) - net (Note 1)  . . . . . . . .             5,356             (689)             1,117
                                                                 --------         --------           --------
INTEREST CHARGES:
   Interest on long-term debt . . . . . . . . . . . . .            33,782           29,253             29,798
   Other interest . . . . . . . . . . . . . . . . . . .             5,182            4,228              6,391
   Allowance for borrowed funds used
      during construction (Note 1)  . . . . . . . . . .              (473)          (3,146)              (978)
                                                                 --------         --------           --------
                                                                   38,491           30,335             35,211
                                                                 --------         --------           --------
INCOME  BEFORE INCOME TAXES . . . . . . . . . . . . . .            91,831           92,428             71,845

PROVISION FOR INCOME TAXES
  (Notes 1 and 4) . . . . . . . . . . . . . . . . . . .            33,672           33,101             26,947
                                                                 --------         --------           --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . .          $ 58,159         $ 59,327          $  44,898
                                                                 ========         ========          =========
CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . . . .          $ 75,178         $ 20,000          $  30,000
                                                                 ========         ========          =========





______________________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                 BALANCE SHEET

================================================================================

                                     ASSETS

                                                                                          December 31,
                                                                                 ---------------------------------
                                                                                    1996                   1995
                                                                                 ----------             ----------
                                                                                     (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 5) . . . . . . . . . . . . . .      $1,452,181             $1,402,437
    Less - Accumulated depreciation and amortization  . . . . . . . . . . .         550,104                518,780
                                                                                 ----------             ----------
                                                                                    902,077                883,657

    Construction work in progress . . . . . . . . . . . . . . . . . . . . .          24,040                 31,040
                                                                                 ----------             ----------
                                                                                    926,117                914,697
                                                                                 ----------             ----------
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .             240                    570
    Advances to parent  . . . . . . . . . . . . . . . . . . . . . . . . . .          16,676                 41,215
    Accounts receivable -
       Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,189                 36,773
       Affiliated companies . . . . . . . . . . . . . . . . . . . . . . . .           1,229                  1,234
    Materials and supplies (principally at average cost)  . . . . . . . . .          10,510                 11,065
    Exchange gas due from others  . . . . . . . . . . . . . . . . . . . . .           8,264                  9,390
    Costs recoverable through rate adjustments  . . . . . . . . . . . . . .          11,998                  5,951
    Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . .          -                       4,480
    Deferred income taxes (Note 4)  . . . . . . . . . . . . . . . . . . . .          23,306                 17,729
    Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . .           5,051                  6,286
                                                                                 ----------             ----------
                                                                                    108,463                134,693
                                                                                 ----------             ----------
OTHER ASSETS:
    Deferred charges (Note 1) . . . . . . . . . . . . . . . . . . . . . . .          22,607                 26,177
                                                                                 ----------             ----------
                                                                                 $1,057,187             $1,075,567
                                                                                 ==========             ==========





________________________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                 BALANCE SHEET

===============================================================================

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                          December 31,
                                                                                  ----------------------------------
                                                                                     1996                    1995
                                                                                  ----------             ----------
                                                                                       (Thousands of Dollars)
CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share, authorized
          and outstanding, 1,000 shares . . . . . . . . . . . . . . . . . .      $         1             $        1
       Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .          262,844                262,440
       Retained earnings (Note 5) . . . . . . . . . . . . . . . . . . . . .          179,485                197,019
                                                                                  ----------             ----------
                                                                                     442,330                459,460

    Long-term debt, less current maturities (Note 6)  . . . . . . . . . . .          361,424                372,228
                                                                                  ----------             ----------
                                                                                     803,754                831,688
                                                                                  ----------             ----------
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 6) . . . . . . . . . . . . .            8,591                  8,591
    Accounts payable -
       Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,313                 30,033
       Affiliated companies . . . . . . . . . . . . . . . . . . . . . . . .            2,805                    423
    Accrued liabilities -
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,048                -
       Taxes, other than income taxes . . . . . . . . . . . . . . . . . . .            3,890                  4,404
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,676                 12,752
       Employee costs . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,763                  6,873
       Exchange gas due to others . . . . . . . . . . . . . . . . . . . . .           19,817                 14,630
       Reserves for estimated rate refunds  . . . . . . . . . . . . . . . .           46,795                 43,883
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,821                  7,228
                                                                                  ----------             ----------
                                                                                     134,519                128,817
                                                                                  ----------             ----------
DEFERRED INCOME TAXES (Notes 1 and 4) . . . . . . . . . . . . . . . . . . .          110,699                105,855
                                                                                  ----------             ----------
OTHER DEFERRED CREDITS    . . . . . . . . . . . . . . . . . . . . . . . . .            8,215                  9,207
                                                                                  ----------             ----------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 10)  . . . . . . . . . . . . .
                                                                                  ----------             ----------
                                                                                  $1,057,187             $1,075,567
                                                                                  ==========             ==========





________________________________________
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                            STATEMENT OF CASH FLOWS
===============================================================================

                                                                            Year Ended December 31,
                                                                -------------------------------------------------
                                                                   1996                1995                1994
                                                                ---------           ---------           ---------
                                                                            (Thousands of Dollars)
OPERATING ACTIVITIES:
   Net Income . . . . . . . . . . . . . . . . . . . . . . .      $ 58,159            $ 59,327           $  44,898
   Adjustments to reconcile to cash provided by operations-
      Depreciation and amortization . . . . . . . . . . . .        38,877              30,657              29,607
      Provision (credit) for deferred income taxes  . . . .          (733)             12,311                 223
      Amortization of deferred charges and credits  . . . .        (1,268)                976               1,212
      Allowance for equity funds used during construction .          (730)             (4,273)             (1,323)
      Increase (decrease) from changes in:
         Accounts receivable  . . . . . . . . . . . . . . .        11,195              (7,423)             (2,305)
         Inventory  . . . . . . . . . . . . . . . . . . . .           555               2,415              10,029
         Other current assets . . . . . . . . . . . . . . .        (4,812)             (7,294)              7,188
         Other assets and deferred charges  . . . . . . . .         3,557              (3,952)               (362)
         Accounts payable . . . . . . . . . . . . . . . . .        (5,362)             23,567              (7,898)
         Other current liabilities  . . . . . . . . . . . .        11,853               5,095              14,144
         Other deferred credits . . . . . . . . . . . . . .       -                      (185)             -
      Other . . . . . . . . . . . . . . . . . . . . . . . .          (118)                (85)                  8
                                                                ---------           ---------           ---------
   Net cash provided by operating activities  . . . . . . .       111,173             111,136              95,421
                                                                ---------           ---------           ---------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures  . . . . . . . . . . . . . . . .       (62,778)           (130,481)            (62,583)
      Proceeds from sales . . . . . . . . . . . . . . . . .        13,485            -                   -
      Asset removal cost  . . . . . . . . . . . . . . . . .       -                      (766)             (1,973)
      Changes in accounts payable . . . . . . . . . . . . .        (1,056)             (5,160)              1,202
   Payments from (advances to) parent . . . . . . . . . . .        24,539             (29,306)            (11,909)
                                                                ---------           ---------           ---------
   Net cash used by investing activities  . . . . . . . . .       (25,810)           (165,713)            (75,263)
                                                                ---------           ---------           ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt . . . . . . . .      -                     85,000             -
   Debt issue costs . . . . . . . . . . . . . . . . . . . .      -                     (1,156)            -
   Principal payments on long-term debt . . . . . . . . . .       (10,515)            (10,515)            (13,015)
   Proceeds from notes payable to banks . . . . . . . . . .      -                     23,450             -
   Payments on notes payable to banks . . . . . . . . . . .      -                    (23,450)            -
   Cash dividends paid  . . . . . . . . . . . . . . . . . .       (75,178)            (20,000)            (30,000)
                                                                ---------           ---------           ---------
   Net cash (used) provided by financing activities . . . .       (85,693)             53,329             (43,015)
                                                                ---------           ---------           ---------
NET DECREASE IN CASH AND CASH  EQUIVALENTS (Note 1) . . . .          (330)             (1,248)            (22,857)
                                                                ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF   YEAR  . . . . .           570               1,818              24,675
                                                                ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . .    $      240           $     570           $   1,818
                                                                =========           =========           =========





_________________________________________
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                          STATEMENT OF CAPITALIZATION

===============================================================================

                                                                             Year Ended December 31,
                                                                  -------------------------------------------------
                                                                    1996                 1995                1994
                                                                  --------             --------            --------
                                                                             (Thousands of Dollars)
COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share,
      authorized and outstanding, 1,000 shares  . . . . . .       $      1             $      1            $      1
                                                                  --------             --------            --------

   Additional paid-in capital -
      Balance at beginning of period  . . . . . . . . .            262,440              262,440             262,440
         Noncash contribution of capital from parent  .                404             -                    -
                                                                  --------             --------            --------
      Balance at end of period  . . . . . . . . . . . .            262,844              262,440             262,440
                                                                  --------             --------            --------
   Retained earnings (Note 5) -
      Balance at beginning of period  . . . . . . . . . . .        197,019              164,536             151,301
         Net income . . . . . . . . . . . . . . . . . . . .         58,159               59,327              44,898
         Cash dividends . . . . . . . . . . . . . . . . . .        (75,178)             (20,000)            (30,000)
         Noncash dividend (Note 5)  . . . . . . . . . . . .           (515)              (6,844)             (1,663)
                                                                  --------             --------            --------
      Balance at end of period  . . . . . . . . . . . . . .        179,485              197,019             164,536
                                                                  --------             --------            --------
         Total common stockholder's equity  . . . . . . . .        442,330              459,460             426,977
                                                                  --------             --------            --------

LONG-TERM DEBT (Note 6):
   Debentures -
      7.125%, payable 2025  . . . . . . . . . . . . . . . .         84,672               85,000            -
      9%, payable through 2001  . . . . . . . . . . . . . .          7,500               12,500              17,500
      9%, payable 2003 through 2022 . . . . . . . . . . . .        149,390              149,351             149,313
      9.25%, payable through 2006 . . . . . . . . . . . . .         11,532               15,380              19,228
      10.65%, payable 1999 through 2018 . . . . . . . . . .        100,000              100,000             100,000
   Adjustable rate notes, payable through 2002  . . . . . .          8,330                9,997              11,664
                                                                  --------             --------            --------
         Total long-term debt . . . . . . . . . . . . . . .        361,424              372,228             297,705
                                                                  --------             --------            --------
         Total capitalization . . . . . . . . . . . . . . .       $803,754             $831,688            $724,682
                                                                  ========             ========            ========





________________________________________

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

===============================================================================

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

         Depreciation is provided by the straight-line method for transmission plant over its useful life. The composite annual D&A rate was 2.18%, 2.19% and 2% for 1996, 1995 and 1994, respectively.

         Effective January 1, 1996, Pipeline adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of." Adoption of the standard had no effect on Pipeline's financial position or results of operations.

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

         The composite rate used to capitalize AFUDC was approximately 11.6% for 1996 and 11.8% for 1995 and 1994. Equity AFUDC of $.7 million, $4.3 million and $1.3 million for 1996, 1995 and 1994, respectively, is reflected in other income.

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

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

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

Interest Payments

       Cash payments for interest were $33.4 million, $27.8 million and $28.9 million, net of $.5 million, $3.1 million and $1 million of interest capitalized in 1996, 1995 and 1994, respectively.


(2)    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by Pipeline, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Pipeline could realize in a current market exchange. The use and complexity of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

       The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $370 million and $386 million, respectively, at December 31, 1996, and $380.8 million and $416.2 million, respectively, at December 31, 1995.

(3)    REVENUES ATTRIBUTABLE TO MAJOR CUSTOMERS

       During some or all of the periods presented, more than 10% of Pipeline's operating revenues were generated from each of the following customers who are large distribution companies.

                                                                          Year Ended December 31,
                                                                --------------------------------------------
                                                                  1996               1995             1994
                                                                ---------          -------           -------
                                                                           (Thousands of Dollars)
                    Washington Natural Gas Co.                   $41,687           $47,219           $48,658
                    Northwest Natural Gas Co.                     41,378            31,232            29,911
                    Pacific Interstate Transmission               27,929            25,938            23,493
                    Cascade Natural Gas Corp.                     25,849            25,382            25,709



       Pipeline's major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical losses have been minimal. A portion of the revenues reflected above may be subject to refund due to Pipeline's pending rate cases as discussed in
Note 10.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

(4)    INCOME TAXES

        Significant components of the deferred tax liabilities and assets are as follows:

                                                                                  December 31,
                                                                           -----------------------------
                                                                             (Thousands of Dollars)
                                                                             1996               1995
                                                                           ---------            --------
                 Property, plant and equipment                             $ 111,935           $ 106,922
                 Regulatory assets                                             5,541               5,465
                 Other - net                                                     123                 110
                                                                           ---------            --------
                 Deferred tax liabilities                                    117,599             112,497
                                                                           ---------            --------
                 Rate refunds                                                (19,500)            (15,914)
                 Regulatory liabilities                                       (3,113)             (3,547)
                 Accrued liabilities                                          (4,324)             (1,629)
                 State deferred taxes                                         (3,269)             (3,281)
                                                                           ---------            --------
                 Deferred tax assets                                         (30,206)            (24,371)
                                                                           ---------            --------
                 Net deferred tax liabilities                              $  87,393             $88,126
                                                                           =========            ========
                 Reflected as:
                   Deferred income taxes - asset                           $ (23,306)           $(17,729)
                   Deferred income taxes - liability                         110,699             105,855
                                                                           ---------            --------
                                                                            $ 87,393             $88,126
                                                                           =========            ========



       The provision (credit) for income taxes includes:

                                                                         Year Ended December 31,
                                                              ---------------------------------------------
                                                                 1996              1995              1994
                                                              ---------          --------         ---------
                                                                          (Thousands of Dollars)
        Current:
           Federal  . . . . . . . . . . . . . . . . . .       $  32,053          $ 18,536         $  23,811
           State  . . . . . . . . . . . . . . . . . . .           2,352             2,254             2,913
                                                              ---------          --------         ---------
                                                                 34,405            20,790            26,724
                                                              ---------          --------         ---------

        Deferred:
           Federal  . . . . . . . . . . . . . . . . . .            (702)           11,001               200
           State  . . . . . . . . . . . . . . . . . . .             (31)            1,310                23
                                                              ---------          --------         ---------
                                                                   (733)           12,311               223
                                                              ---------          --------         ---------
        Total provision . . . . . . . . . . . . . . . .       $  33,672          $ 33,101         $  26,947
                                                              =========          ========         =========

                         NORTHWEST PIPELINE CORPORATION

===============================================================================


       A reconciliation of the statutory Federal income tax rate to the provision for income taxes on continuing operations is as follows:

                                                                            Year Ended December 31,
                                                                    ---------------------------------------
                                                                      1996            1995            1994
                                                                    -------         -------         -------
                                                                             (Thousands of Dollars)
     Provision at statutory Federal income tax
       rate of 35%  . . . . . . . . . . . . . . . . . . . . .       $32,142         $32,350         $25,146
     Increase (decrease) in tax provision resulting from -
        Federal audits  . . . . . . . . . . . . . . . . . . .           156          (1,593)         -
        State income taxes net of Federal tax benefit                 2,425           2,531           1,908
        State Investment Tax Credit . . . . . . . . . . . . .          (865)        -                -
        Other - net . . . . . . . . . . . . . . . . . . . . .          (186)           (187)           (107)
                                                                    -------         -------         -------
           Provision for income taxes . . . . . . . . . . . .       $33,672         $33,101         $26,947
                                                                    =======         =======         =======
     Effective tax rate . . . . . . . . . . . . . . . . . . .         36.67%          35.81%          37.51%
                                                                    =======         =======         =======


         Net cash payments made to Williams for income taxes were $25.2 million, $27 million and $22.7 million in 1996, 1995 and 1994, respectively.

(5)      RETAINED EARNINGS

Noncash Dividends

         On January 31, 1994, Pipeline transferred certain telecommunication and measurement assets, net of associated deferred income tax liabilities, to Williams by dividend. These assets had a net book value of $.9 million.

         On September 30, 1994, Pipeline transferred certain gas transmission assets located in Oklahoma, net of associated deferred income tax liabilities, to Williams by dividend. These assets had a net book value of $.7 million.

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

         On December 31, 1996, Pipeline transferred certain telecommunication and gas transmission assets, net of associated deferred income tax liabilities, to Williams by dividend. These assets, which are not included in the accompanying balance sheet as of December 31, 1996, had a net book value of $.5 million.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================


Restrictions

         Pipeline's debt indentures contain provisions limiting common stock dividends. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1996, was approximately $164.5 million.

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

         On September 14, 1995, Pipeline filed a registration statement for issuance of up to $150 million in public debt securities; and on November 30, 1995, $85 million was marketed and priced, with an interest rate of 7.125%. On December 5, 1995, Pipeline received net proceeds of approximately $83.9 million. The terms of the offering include a 30-year no-call life, maturing December 1, 2025, and no sinking fund requirement.

         On May 31, 1996, Pipeline called $1.9 million of its outstanding 9.25% Series C Debentures, due 2006, under terms of the optional prepayment provisions in the debenture agreement. The prepayment was in addition to the scheduled May 31, 1996 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

Adjustable Interest Rate Notes

         The interest rate on these notes will be adjusted periodically, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 1996 was 9%.

Sinking Fund Requirements and Maturities

         As of December 31, 1996, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:

                                                                (Thousands
                                                                of Dollars)
                                                                 ----------
                                            1997  . . .              8,591
                                            1998  . . .              8,591
                                            1999  . . .             11,091
                                            2000  . . .              8,591
                                            2001  . . .              8,591

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

Line-of-Credit Arrangements

         Pipeline shared in a $1 billion Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $400 million, none of which was used by Pipeline at December 31, 1995 or 1996. Interest rates vary with current market conditions. The agreement contains restrictions that limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

         Following are the estimated future minimum yearly rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year:

                                         (Thousands
                                         of Dollars)
                                          --------
            1997   . . . . . . .          $  8,351
            1998   . . . . . . .             8,351
            1999   . . . . . . .             8,351
            2000   . . . . . . .             8,351
            2001   . . . . . . .             8,351
            Thereafter   . . . .            90,157
                                          --------
                Total  . . . . .          $131,912
                                          ========



         Operating lease rental expense amounted to $8.1 million, $4.9 million and $4.6 million for 1996, 1995 and 1994, respectively. Capital lease payments for the periods presented are not significant.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

(7)      EMPLOYEE BENEFIT PLANS

         Pipeline's employees are covered by Williams' noncontributory defined benefit pension plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. Pipeline accrued pension expense of $2.1 million, $.8 million and $.5 million in 1996, 1995 and 1994, respectively. Such accrued expenses have been or are being funded currently.

         Substantially all retirees who were hired prior to January 1, 1992, are provided medical benefits under the Williams' plan. Employees hired after January 1, 1992 will not be provided postretirement medical benefits. During 1996, 1995 and 1994, the expense of providing medical benefits to retirees was approximately $2.5 million, $2.3 million and $2.8 million, respectively.

         Williams maintains various defined contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. All Company contributions are invested in Williams stock. Contributions by Pipeline to these plans totaled $1.5 million, $1.6 million and $1.8 million for the years 1996, 1995 and 1994, respectively.


(8)      STOCK-BASED COMPENSATION

         Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire 10 years after grant.

         Williams' employee stock-based awards are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

         FAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in FAS 123 had been applied in measuring compensation cost. Pro forma net income for Pipeline, beginning with 1995 employee stock-based awards was $58.1 million and $58.5 million for 1996 and 1995, respectively. Reported net income was $58.2 million and $59.3 million for 1996 and 1995, respectively. Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995 as these awards fully vested as a result of the accelerated vesting provisions. Pro forma amounts for 1996 reflect compensation expense that may not be representative of future years amounts because the compensation expense from stock options is recognized over the future years vesting period, and additional awards generally are made each year.

         Stock options granted to employees of Pipeline in 1996 were 226,001 shares at a weighted average grant date fair value of $7.84. At December 31, 1996, stock options outstanding and options exercisable for employees of Pipeline were 552,046 shares and 275,301 shares, respectively.


(9)      RELATED PARTY TRANSACTIONS

         Williams' corporate overhead expenses allocated to Pipeline were $4.8 million, $4 million and $4.6 million for 1996, 1995 and 1994, respectively. Such expenses have been allocated to Pipeline by Williams, primarily based on the Massachusetts formula until April 30, 1995 and the Modified Massachusetts formula thereafter, which are FERC approved methods utilizing a combination of operating revenues or net revenues,

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis which amounted to $3.8 million, $3.2 million and $3.4 million for 1996, 1995 and 1994, respectively. In addition, Pipeline received interest income from advances to parent of $1.9 million, $1.1 million, and $1.2 million during 1996, 1995 and 1994, respectively.

         During the periods presented, Pipeline's revenues reflect transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $1.3 million, $1.8 million and $3.4 million for 1996, 1995 and 1994, respectively.

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

Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the FERC on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. Pipeline made certain reserve adjustments to reflect the anticipated outcome of the May 31, 1995 order, subject to final action on rehearing before the Commission. In an order on rehearing issued July 19, 1996, FERC required that an Administrative Law Judge ("ALJ") reconsider one element of the rate of return formula, but upheld its May 31, 1995 decision on all other issues. However, on October 22, 1996, the ALJ issued an initial decision on remand giving preference to alternative sources of data in the rate of return formula which would result in an equity rate of return of 11.62 percent. Northwest has taken exception with this decision before the FERC. Since the ALJ decision still needs to be reviewed by the FERC, no further reserve accrual adjustments are being made pending a final resolution of this rate of return issue. The final decision from the FERC is not expected until late Spring 1997.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequent to year-end, a decision upholding Pipeline's position was issued by the ALJ. Pipeline is awaiting the FERC's approval of the ALJ's decision. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no
rehearing petitions were filed with respect to that order.   During the second
quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying financial statements.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995. On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's
transportation stream at Ignacio, Colorado.   The litigation of all remaining
issues took place in late 1996 and Pipeline is awaiting the initial decision of the presiding ALJ. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent.

         On August 30, 1996, Pipeline filed a general rate case seeking the implementation of new rates that will become effective on March 1, 1997. The application seeks an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities.

Significant Litigation

         In October 1995, Pipeline received a judge's order following a non-jury trial involving claims arising from a transportation agreement of a former customer. In the decision, which was amended in January 1996, it was held that Pipeline was liable to the former customer in the amount of $5.3 million, plus interest. Although Pipeline recorded charges to "other expenses" and "other interest charges" in 1995, Pipeline is appealing the decision.

       On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of the Williams' natural gas pipeline subsidiaries are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The pipelines intend to vigorously defend against these claims.

 Other Legal and Regulatory Matters

       On October 21, 1996, Pipeline received an order from the FERC with respect to a one-time catch-up adjustment under the recovery mechanism for gas lost, gained and unaccounted for. The order reaffirmed a previous position that Pipeline is entitled to collect a 3.2 TBtu volume adjustment, but mandated an offset of .8 TBtu for volumes collected in prior years. The dollar exposure of approximately $1.1 million has been reflected in the accompanying financial statements.

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

Other Matters

       Commitments for construction and acquisition of property, plant and
equipment are approximately    $13.9 million at December 31, 1996.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 1996 and 1995:


                                                                       Quarter of 1996
                                                  -----------------------------------------------------------
                                                   First             Second           Third           Fourth
                                                  --------          --------        --------         --------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .       $ 67,584          $ 68,868        $ 69,188         $ 64,100
Operating income  . . . . . . . . . . . . .         32,488            34,328          35,969           22,181
Net income  . . . . . . . . . . . . . . . .         15,178            15,547          19,400            8,034



                                                                       Quarter of 1995
                                                  -----------------------------------------------------------
                                                   First             Second           Third           Fourth
                                                  --------          --------        --------         --------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .       $ 59,073          $ 59,052        $ 75,638         $ 61,456
Operating income  . . . . . . . . . . . . .         26,407            27,297          43,323           26,425
Net income  . . . . . . . . . . . . . . . .         12,578            15,599          24,344            6,806


       Operating results in the third quarter of 1995 include the reversal of certain reserve accruals, including amounts previously accrued for rate refunds. (See Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 9 of Notes to Financial Statements.)



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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1 AND 2.     FINANCIAL STATEMENTS AND SCHEDULES (included in Parts II and IV of this report).

       The financial statements are listed in the Index to Financial Statements on page 9. No schedules are required to be filed.

(A)3.           EXHIBITS:

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

       *(a) Merger Agreement, dated as of September 20, 1983, between Williams and Northwest Energy Company ("Energy") (Exhibit 18 to Energy schedule 14D-9 (Amendment No. 3) dated September 22,
                1983).

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

       *(e) Senior Indenture, dated as of November 30, 1995 between Pipeline and Chemical Bank, relating to Pipeline's 7.125% Debentures, due 2025 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-62639, filed September 14, 1995).

       *(f) Amended and Restated Credit Agreement dated as of December 20, 1996, by and among Pipeline, Williams, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation, Williams Pipe Line Company, Williams Holdings of Delaware, Inc., and Citibank N.A., as agent, and the banks named therein (Exhibit 4(c) to Williams Form 10-K for the year ended 1996, Commission File Number 1-4174).

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





----------------------

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


                                      NORTHWEST PIPELINE CORPORATION
                                                                (Registrant)


                                       By      /s/ Brian E. O'Neill
                                           ------------------------------------
                                                   Brian E. O'Neill, President

Date:  March 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                                   Title
             ---------                                   -----
     /s/ Keith E. Bailey                 Chairman of the Board and Director
-----------------------------------
         Keith E. Bailey

     /s/ Brian E. O'Neill                President (Principal Executive Officer) and Director
-----------------------------------
         Brian E. O'Neill

     /s/ J. Douglas Whisenant            Sr. Vice President and General Manager and Director
-----------------------------------
         J. Douglas Whisenant

     /s/ Matt J. Gillis                  Vice President - Operations and Director
-----------------------------------
         Matt J. Gillis

     /s/ Ronald M. Mucci                 Vice President - Marketing and Director
-----------------------------------
         Ronald M. Mucci

     /s/ Lewis A. Posekany, Jr.          Vice President and Director
-----------------------------------
         Lewis A. Posekany, Jr.

     /s/ Curtis C. Kennedy               Controller and Treasurer (Principal Financial Officer)
-----------------------------------
         Curtis C. Kennedy

     /s/ Robert L. Sluder, Jr.           Director
-----------------------------------
         Robert L. Sluder, Jr.

Date:  March 25, 1997

                               INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------
23              Consent of Independent Auditors

27              Financial Data Schedule