Form 10-Q
period 1997-03-31
NORTHWEST PIPELINE CORP
filed 1997-05-14
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                                   ----------

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Transition Period from                     to
                                 --------------------   --------------------


                         Commission File Number 1-7414


                         NORTHWEST PIPELINE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       87-0269236
   ------------------------------                     ------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                                295 Chipeta Way
                           Salt Lake City, Utah 84108
             -----------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 (801) 583-8800
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                              Outstanding at May 12, 1997
   ------------------------------                  ---------------------------
      Common stock, $1 par value                          1,000 shares


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Consolidated Statement of Income, three months
         ended March 31, 1997 and 1996....................................   1

      Consolidated Balance Sheet as of March 31, 1997 and
         December 31, 1996 ...............................................   2

      Consolidated Statement of Cash Flows, three
         months ended March 31, 1997 and 1996 ............................   4

      Notes to Consolidated Financial Statements .........................   5

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations ......................   8


PART II.  OTHER INFORMATION ..............................................  10















Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

===============================================================================

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         1997            1996
                                                                     ------------    ------------
                                                                             (Thousands)
OPERATING REVENUES ...............................................   $     67,206    $     67,584
                                                                     ------------    ------------
OPERATING EXPENSES:
   General and administrative ....................................         12,418          12,146
   Operation and maintenance .....................................          8,940          10,187
   Depreciation and amortization .................................         11,989           8,769
   Taxes, other than income taxes ................................          4,418           3,994
                                                                     ------------    ------------
                                                                           37,765          35,096
                                                                     ------------    ------------
        Operating income .........................................         29,441          32,488
                                                                     ------------    ------------
OTHER INCOME - net ...............................................            783             783
                                                                     ------------    ------------
INTEREST CHARGES:
   Interest on long-term debt ....................................          8,369           8,608
   Other interest ................................................          1,285             866
   Allowance for borrowed funds used during construction .........           (215)            (23)
                                                                     ------------    ------------
                                                                            9,439           9,451
                                                                     ------------    ------------
INCOME BEFORE INCOME TAXES .......................................         20,785          23,820
PROVISION FOR INCOME TAXES .......................................          6,292           8,642
                                                                     ------------    ------------
NET INCOME .......................................................   $     14,493    $     15,178
                                                                     ============    ============
CASH DIVIDENDS ON COMMON STOCK ...................................   $      8,763    $      7,000
                                                                     ============    ============

--------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                           CONSOLIDATED BALANCE SHEET

===============================================================================

                                     ASSETS

                                                                  March 31,
                                                                    1997         December 31,
                                                                 (Unaudited)        1996
                                                               --------------   --------------
                                                                        (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost .....................   $    1,474,390   $    1,452,181
   Less - Accumulated depreciation and amortization ........          555,553          550,104
                                                               --------------   --------------
                                                                      918,837          902,077

   Construction work in progress ...........................           10,642           24,040
                                                               --------------   --------------
                                                                      929,479          926,117
                                                               --------------   --------------
CURRENT ASSETS:
   Cash and cash equivalents ...............................              641              240
   Advances to parent ......................................           41,596           16,676
   Accounts receivable -
        Trade ..............................................           20,083           31,189
        Affiliated companies ...............................              677            1,229
   Materials and supplies (principally at average cost) ....           15,530           10,510
   Exchange gas due from others ............................           11,139            8,264
   Costs recoverable through rate adjustments ..............            2,031           11,998
   Deferred income taxes ...................................           22,319           23,306
   Prepayments and other ...................................            5,129            5,051
                                                               --------------   --------------
                                                                      119,145          108,463
                                                               --------------   --------------
OTHER ASSETS:
   Deferred charges ........................................           17,852           22,607
                                                               --------------   --------------
                                                               $    1,066,476   $    1,057,187
                                                               ==============   ==============


--------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                           CONSOLIDATED BALANCE SHEET

===============================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                              March 31,
                                                                1997         December 31,
                                                             (Unaudited)        1996
                                                           --------------   --------------
                                                                     (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares ......   $            1   $            1
       Additional paid-in capital ......................          262,844          262,844
       Retained earnings ...............................          185,215          179,485
                                                           --------------   --------------
                                                                  448,060          442,330

   Long-term debt, less current maturities .............          359,769          361,424
                                                           --------------   --------------
                                                                  807,829          803,754
                                                           --------------   --------------
CURRENT LIABILITIES:
   Current maturities of long-term debt ................            8,591            8,591
   Accounts payable -
       Trade ...........................................           13,338           16,313
       Affiliated companies ............................              195            2,805
   Accrued liabilities -
       Income taxes ....................................           10,289            6,048
       Taxes, other than income taxes ..................            7,376            3,890
       Interest ........................................           16,844           14,676
       Employee costs ..................................            7,766            7,763
       Exchange gas due to others ......................           12,727           19,817
       Reserve for estimated rate refunds ..............           52,541           46,795
       Other ...........................................            7,866            7,821
                                                           --------------   --------------
                                                                  137,533          134,519
                                                           --------------   --------------
DEFERRED INCOME TAXES ..................................          111,763          110,699
                                                           --------------   --------------
OTHER DEFERRED CREDITS .................................            9,351            8,215
                                                           --------------   --------------
CONTINGENT LIABILITIES AND COMMITMENTS
                                                           --------------   --------------
                                                           $    1,066,476   $    1,057,187
                                                           ==============   ==============


-----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

===============================================================================


                                                                              Three Months Ended
                                                                                  March 31,
                                                                         ----------------------------
                                                                             1997           1996
                                                                         ------------    ------------
                                                                                 (Thousands)
OPERATING ACTIVITIES:
   Net income ........................................................   $     14,493    $     15,178
   Adjustments to reconcile to cash provided by operations -
      Depreciation and amortization ..................................         11,989           8,769
      Provision for deferred income taxes ............................          2,051           2,033
      Amortization of deferred charges and credits ...................           (392)             86
      Sale of receivables ............................................         10,000            --
      Allowance for equity funds used during construction ............           (199)            (29)
      Increase (decrease) from changes in:
        Accounts receivable ..........................................         (1,217)          5,145
        Inventory ....................................................         (5,020)           (229)
        Other current assets .........................................          9,889           2,389
        Other assets and deferred charges ............................          4,869             286
        Accounts payable .............................................         (2,962)         (7,918)
        Other current liabilities ....................................         15,689          13,200
        Other deferred credits .......................................          1,426              (2)
      Other ..........................................................           (112)            (12)
                                                                         ------------    ------------
   Net cash provided by operating activities .........................         60,504          38,896
                                                                         ------------    ------------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ...........................................        (15,030)        (15,621)
      Asset removal cost .............................................            (10)           (307)
      Changes in accounts payable ....................................         (9,713)        (11,554)
   Advances to parent ................................................        (24,920)         (2,772)
                                                                         ------------    ------------
   Net cash used by investing activities .............................        (49,673)        (30,254)
                                                                         ------------    ------------
FINANCING ACTIVITIES:
   Principal payments on long-term debt ..............................         (1,667)         (1,667)
   Dividends paid ....................................................         (8,763)         (7,000)
                                                                         ------------    ------------
   Net cash used by financing activities .............................        (10,430)         (8,667)
                                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .......................................................            401             (25)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................            240             570
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $        641    $        545
                                                                         ============    ============


---------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

===============================================================================

(1)     GENERAL

        The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1996 Annual Report Form 10-K.

        Cash payments for interest were $7 million and $7.3 million, net of interest capitalized, in the three month periods ended March 31, 1997 and 1996, respectively.

        No payments were made to The Williams Companies, Inc. ("Williams") for income taxes in the three month periods ended March 31, 1997 and 1996.

(2)     BASIS OF PRESENTATION

        Financial position of Pipeline as of March 31, 1997 and the results of operations and cash flows for the three month period ended March 31, 1997 include the operating results of NWP Enterprises ("Enterprises") a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.

(3)     LONG-TERM DEBT AND BANKING ARRANGEMENTS

        Pipeline shares in a $1 billion Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1997. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

(4)     CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed October 1, 1992. On May 31, 1995, Pipeline received a favorable order from the Federal Energy Regulatory Commission (" FERC") on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. Pipeline made certain reserve adjustments to reflect the anticipated outcome of the May 31, 1995 order, subject to final action on rehearing before the Commission. In an order on rehearing issued July 19, 1996, FERC required that an Administrative Law Judge ("ALJ") reconsider one element of the rate of return formula, but upheld its May 31, 1995 decision on all other issues. However, on October 22, 1996, the ALJ issued an initial decision on remand giving preference to alternative sources of data in the rate of return formula which would result in an equity rate of return of 11.62 percent. Northwest has taken exception with this decision before the FERC. Since the ALJ decision still needs to be reviewed by the FERC, no further reserve accrual adjustments are being made pending a final resolution of this rate of return issue. The final decision from the FERC is not expected until late Spring 1997.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

===============================================================================

        On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the rate case filed on October 1, 1992. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions were filed with respect to that order. During the second quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying balance sheet. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequently, a decision upholding Pipeline's position was issued by the ALJ. Pipeline is awaiting the FERC's approval of the ALJ's decision.

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

        On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996. The application seeks an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996.

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

        On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of the Williams' natural gas pipeline subsidiaries are named as defendants in the lawsuit. The plaintiff claimed, on behalf of the United States under the False Claims Act, that the pipelines had incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claimed that the United States had lost royalty payments as a result of these practices. The court recently dismissed the claims against the pipelines and most of the other defendants.

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

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

===============================================================================

Other Matters

        In February 1997, Enterprises entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at March 31, 1997. The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to impact Pipeline's consolidated results of operations, financial position or cash flows.

                      Item 2. Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


        This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 1997 and 1996. Variances due to changes in gas price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996

        Operating revenues decreased $.4 million, or 1 percent, due primarily to the 1996 sale of the south-end facilities offset by new transportation rates that became effective March 1 of this year.

         Pipeline's transportation service accounted for 95% and 94% of operating revenues in the first quarter of 1997 and 1996, respectively. Additionally, 4% of revenues represented gas storage service for each of the first quarters of 1997 and 1996, respectively.

        Operating expenses increased $2.7 million, or 8%, due primarily to increased depreciation expenses associated with Pipeline's new rates that went into effect on March 1, 1997.

        Operating income decreased $3 million, or 9%, primarily due to adjustments to rate refund accruals and the impact of the sale of the south-end facilities not reflected in rates until March 1, 1997, when new transportation rates went into effect.

        The following table summarizes year-to-date volumes and average daily volumes for the periods indicated:

                                                     Quarter Ended March 31,
                                                    -------------------------
                                                      1997             1996
                                                    -------           -------
Total Gas volumes throughput (TBtu)                    200              237
Average Daily Transportation Volumes (TBtu)            2.2              2.6
Average Daily Firm Reserved Capacity (TBtu)            2.4              2.6


FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 1997 capital expenditures will total approximately $48.1 million, of which $15 million has been expended through March 31, 1997. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

        Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity, although no significant expansions are in the development stage at the present time.

        Pipeline shares in a $1 billion Revolving Credit Agreement with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1997. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

        Reference is made to Note 4 of Notes to Consolidated Financial Statements for information about regulatory, judicial and business developments which cause operating and financial uncertainties.

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



                                             NORTHWEST PIPELINE CORPORATION
                                         -------------------------------------
                                                      Registrant



                                      By:      /s/ Curtis C. Kennedy
                                          -------------------------------------
                                                   Curtis C. Kennedy
                                                Controller and Treasurer
                                             (Duly Authorized Officer and
                                                Chief Financial Officer)







Date:   May 12, 1997

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

  27               Financial Data Schedule