Form 10-Q
period 1997-06-30
NORTHWEST PIPELINE CORP
filed 1997-08-13
CIK 110019

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q
                               _________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

                               295 Chipeta Way
                         Salt Lake City, Utah 84108
       ---------------------------------------------------------------
            (Address of principal executive offices and Zip Code)

                               (801) 583-8800
      -----------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                    No Change
            --------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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


        Class                                     Outstanding at August 13, 1997
--------------------------                        ------------------------------
Common stock, $1 par value                                 1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                               TABLE OF CONTENTS




                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

     Consolidated Statement of Income, three and six months
       ended June 30, 1997 and 1996.  . . . . . . . . . . . . . . . . . . .   1

     Consolidated Balance Sheet as of June 30, 1997 and
       December 31, 1996.   . . . . . . . . . . . . . . . . . . . . . . . .   2

     Consolidated Statement of Cash Flows, six
       months ended June 30, 1997 and 1996    . . . . . . . . . . . . . . .   4

     Notes to Consolidated Financial Statements   . . . . . . . . . . . . .   5

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . . . . . . . . . .   8


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  10





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

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                  (Unaudited)



                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                            ------------------          -------------------
                                                            1997          1996          1997           1996
                                                            ----          ----          ----           ----
                                                                              (Thousands)
OPERATING REVENUES  . . . . . . . . . . . . . . .        $ 66,050       $ 68,868      $133,256       $136,452
                                                         --------       --------      --------       --------
OPERATING EXPENSES:
  General and administrative  . . . . . . . . . .          11,821         12,308        24,239         24,454
  Operation and maintenance . . . . . . . . . . .           7,962          9,855        16,902         20,042
  Depreciation and amortization . . . . . . . . .          13,279          8,956        25,268         17,725
  Taxes, other than income taxes  . . . . . . . .           3,257          3,421         7,675          7,415
                                                         --------       --------      --------       --------

                                                           36,319         34,540        74,084         69,636
                                                         --------       --------      --------       --------

     Operating income . . . . . . . . . . . . . .          29,731         34,328        59,172         66,816
                                                         --------       --------      --------       --------

OTHER INCOME - net  . . . . . . . . . . . . . . .           1,186          1,949         1,969          2,732
                                                         --------       --------      --------       --------

INTEREST CHARGES:
  Interest on long-term debt  . . . . . . . . . .           8,275          8,503        16,644         17,111
  Other interest  . . . . . . . . . . . . . . . .           2,270          1,422         3,555          2,288
  Allowance for borrowed funds used during
     construction . . . . . . . . . . . . . . . .            (110)          (111)         (325)          (134)
                                                         --------       --------      --------       --------

                                                           10,435          9,814        19,874         19,265
                                                         --------       --------      --------       --------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . .          20,482         26,463        41,267         50,283

PROVISION FOR INCOME TAXES  . . . . . . . . . . .           9,121         10,916        15,413         19,558
                                                         --------       --------      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . . .        $ 11,361       $ 15,547     $  25,854       $ 30,725
                                                         ========       ========     =========       ========

CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . .        $ 21,674       $   -        $  30,437       $  7,000
                                                         ========       ========     =========       ========





----------------------------------------------------------

See accompanying notes.

                        NORTHWEST PIPELINE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)



                                    ASSETS

                                                                            June 30,              December 31,
                                                                             1997                    1996
                                                                           ----------              ----------
                                                                                   (Thousands)

 PROPERTY, PLANT AND EQUIPMENT, at cost  . . . . . . . . . .               $1,474,818              $1,452,181
   Less - Accumulated depreciation and amortization  . . . .                  567,273                 550,104
                                                                           ----------              ----------
                                                                              907,545                 902,077

   Construction work in progress . . . . . . . . . . . . . .                   15,940                  24,040
                                                                           ----------              ----------

                                                                              923,485                 926,117
                                                                           ----------              ----------

 CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .                      361                     240
   Advances to parent  . . . . . . . . . . . . . . . . . . .                   42,137                  16,676
   Accounts receivable -
     Trade   . . . . . . . . . . . . . . . . . . . . . . . .                   20,110                  31,189
     Affiliated companies  . . . . . . . . . . . . . . . . .                      406                   1,229
   Materials and supplies (principally at average cost)  . .                   10,588                  10,510
   Exchange gas due from others  . . . . . . . . . . . . . .                    7,080                   8,264
   Costs recoverable through rate adjustments  . . . . . . .                    1,807                  11,998
   Deferred income taxes . . . . . . . . . . . . . . . . . .                   20,782                  23,306
   Prepayments and other . . . . . . . . . . . . . . . . . .                    5,579                   5,051
                                                                           ----------              ----------
                                                                              108,850                 108,463
                                                                           ----------              ----------

 OTHER ASSETS:
   Deferred charges  . . . . . . . . . . . . . . . . . . . .                   24,741                  22,607
                                                                           ----------              ----------

                                                                           $1,057,076             $ 1,057,187
                                                                           ==========             ===========







----------------------------

See accompanying notes.

                        NORTHWEST PIPELINE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)



                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                            June 30,          December 31,
                                                                              1997                1996
                                                                           ----------          ----------

                                                                                   (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
      Common stock, par value, $1 per share;
        authorized and outstanding, 1,000 shares  . . . . . . . .          $        1          $        1
      Additional paid-in capital  . . . . . . . . . . . . . . . .             262,844             262,844
      Retained earnings   . . . . . . . . . . . . . . . . . . . .             174,477             179,485
                                                                           ----------          ----------
                                                                              437,322             442,330

   Long-term debt, less current maturities (Note 3) . . . . . . .             352,379             361,424
                                                                           ----------          ----------

                                                                              789,701             803,754
                                                                           ----------          ----------

CURRENT LIABILITIES:
   Current maturities of long-term debt . . . . . . . . . . . . .               8,591               8,591
   Accounts payable -
      Trade   . . . . . . . . . . . . . . . . . . . . . . . . . .              14,178              16,313
      Affiliated companies  . . . . . . . . . . . . . . . . . . .               7,482               2,805
   Accrued liabilities -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . .               6,048               6,048
      Taxes, other than income taxes  . . . . . . . . . . . . . .               5,594               3,890
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . .              17,612              14,676
      Employee costs  . . . . . . . . . . . . . . . . . . . . . .               9,040               7,763
      Exchange gas due to others  . . . . . . . . . . . . . . . .               8,443              19,817
      Reserves for estimated rate refunds   . . . . . . . . . . .              62,222              46,795
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . .               7,109               7,821
                                                                           ----------          ----------
                                                                              146,319             134,519
                                                                           ----------          ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .             112,153             110,699
                                                                           ----------          ----------

OTHER DEFERRED CREDITS  . . . . . . . . . . . . . . . . . . . . .               8,903               8,215
                                                                           ----------          ----------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 4) . . . . . . . . .
                                                                           ----------          ----------

                                                                           $1,057,076          $1,057,187
                                                                           ==========          ==========



----------------------------

See accompanying notes.

                        NORTHWEST PIPELINE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             -------------------------------
                                                                                 1997                1996
                                                                             ----------           ----------

                                                                                       (Thousands)
 OPERATING ACTIVITIES:
     Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 25,854             $ 30,725
     Adjustments to reconcile to cash provided by operations -
       Depreciation and amortization . . . . . . . . . . . . . . . .             25,268               17,725
       Provision for deferred income taxes . . . . . . . . . . . . .              3,978                6,517
       Amortization of deferred charges and credits  . . . . . . . .               (747)                 167
       Sale of receivables . . . . . . . . . . . . . . . . . . . . .              8,000                 -
       Allowance for equity funds used during construction . . . . .               (349)                (205)
       Increase (decrease) from changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . . . .              5,086               12,768
         Inventory . . . . . . . . . . . . . . . . . . . . . . . . .                (78)                (290)
         Other current assets  . . . . . . . . . . . . . . . . . . .              9,663                4,713
         Other assets and deferred charges . . . . . . . . . . . . .             (1,988)                  99
         Accounts payable  . . . . . . . . . . . . . . . . . . . . .                804              (13,209)
         Other current liabilities . . . . . . . . . . . . . . . . .             20,632              (11,218)
         Other deferred credits  . . . . . . . . . . . . . . . . . .              1,314                 (714)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (479)                 (21)
                                                                             ----------           ----------
     Net cash provided by operating activities . . . . . . . . . . .             96,958               47,057
                                                                             ----------           ----------

 INVESTING ACTIVITIES:
     Property, plant and equipment -
       Capital expenditures  . . . . . . . . . . . . . . . . . . . .            (23,055)             (25,390)
       Proceeds from sales . . . . . . . . . . . . . . . . . . . . .                822                 -
       Asset removal cost  . . . . . . . . . . . . . . . . . . . . .               -                    (355)
       Changes in accounts payable . . . . . . . . . . . . . . . . .             (9,636)              (9,532)
     Advances to parent  . . . . . . . . . . . . . . . . . . . . . .            (25,461)               5,691
                                                                             ----------           ----------

     Net cash used by investing activities . . . . . . . . . . . . .            (57,330)             (29,586)
                                                                             ----------           ----------
 FINANCING ACTIVITIES:
     Principal payments on long-term debt  . . . . . . . . . . . . .             (9,070)             (10,516)
     Cash dividends paid . . . . . . . . . . . . . . . . . . . . . .            (30,437)              (7,000)
                                                                             ----------           ----------

     Net cash used by financing activities . . . . . . . . . . . . .            (39,507)             (17,516)
                                                                             ----------           ----------

 NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .                                     (45)
                                                                                    121
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . .                240                  570
                                                                             ----------           ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . .         $      361           $      525
                                                                             ==========           ==========







------------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)    GENERAL

       The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 1997 and December 31, 1996, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1996 Annual Report Form 10-K.

       Effective May 1, 1997, Pipeline became a wholly-owned subsidiary of Williams Interstate Natural Gas systems, Inc., which is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 1, 1997, Pipeline was a wholly-owned subsidiary of Williams.

       Cash payments for interest were $16.4 million and $17 million, net of $.3 million and $.1 million of interest capitalized, in the six month periods ended June 30, 1997 and 1996 respectively.

       Net cash payments made to Williams for income taxes were $11.4 million and $11.8 million in the six month periods ended June 30, 1997 and 1996, respectively.

(2)    BASIS OF PRESENTATION

       Financial position of Pipeline as of June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and cash flows for the six month period ended June 30, 1997 include the operating results of NWP Enterprises ("Enterprises") a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.

(3)    LONG-TERM DEBT AND BANKING ARRANGEMENTS

       On May 31, 1997, Pipeline called $.5 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. The prepayment was in addition to the scheduled May 31, 1997 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

       Pipeline shares in a $1 billion Revolving Credit Agreement with Williams and five affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1997. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

       Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(4)    CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

       On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission (" FERC") on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the Commission reconsider several aspects of its new rate of return on equity policy. In addition, Pipeline expects the Commission to further scrutinize its new rate of return on equity policy in rate proceedings of other pipelines or in a further rulemaking proceeding. A further decision on rehearing is not expected until late 1997.

       On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the 1993 Rate Case. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions were filed with respect to
that order.   During the second quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying balance sheet. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequently, a decision upholding Pipeline's position was issued by the ALJ. Pipeline is awaiting the FERC's approval of the ALJ's decision. Any change in rate design pursuant to this decision would be prospective only.

       On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products
extracted from Pipeline's transportation stream at Ignacio, Colorado.   The
litigation of all remaining issues took place in late 1996 and Pipeline is awaiting the initial decision of the presiding ALJ. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. As a result of the rate of return policy in Pipeline's 1993 Rate Case which was issued on June 11, 1997, the presiding ALJ on June 17, 1997, required submission of supplemental information on long-term growth for his consideration. While Pipeline filed comments with the ALJ that such growth information must not be used in deciding the rate of return on equity issues in the 1995 Rate Case without additional hearing procedures, the required growth information was submitted to the ALJ under a stipulation of the parties on July 11, 1997.

       On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996. The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. Pipeline filed a settlement on July 22, 1997, with the Commission which, if approved, will resolve all issues in this rate case. While comments have not yet been filed, Pipeline believes that all of its customers either support or do not oppose approval of the settlement. Pipeline has reflected in its financial statements adjustments as necessary to reflect all provisions of the settlement.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

Other Matters

       In February 1997, Pipeline's subsidiary, Enterprises entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $8 million was utilized at June 30, 1997. The Financial Accounting Standards Board ("FAS") has issued a new accounting standard, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996.
The adoption of this standard is not expected to impact Pipeline's consolidated results of operations, financial position or cash flows.

                      Item 2.  Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


       This analysis discusses financial results of Pipeline's operations for the quarters and six month periods ended June 30, 1997 and 1996. Variances due to changes in price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 vs. Quarter Ended June 30, 1996

       Operating revenues decreased $2.8 million, or 4%, due primarily to increases in rate reserves in 1997 and the reversal in 1996 of reserves for potential fuel refunds, partially offset by new transportation rates effective March 1, 1997.

       Pipeline's transportation service accounted for 94% and 95% of operating revenues for the quarters ended June 30, 1997 and 1996, respectively. Additionally, 5% of operating revenues represented gas storage service for each of the quarters ended June 30, 1997 and 1996.

       Operating expenses increased $1.8 million, or 5%, due primarily to increased depreciation expenses associated with Pipeline's new rates effective March 1, 1997, partially offset by decreases in the operation and maintenance and general and administrative expenses.

       Operating income decreased $4.6 million, or 13%, primarily due to adjustments to rate refund accruals in 1997 and the reversal in 1996 of reserves for potential fuel refunds, partially offset by decreases in the operation and maintenance and general and administrative expenses.

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

       Operating revenues decreased $3.2 million, or 2%, due primarily to increases in rate reserves in 1997 and the recognition in 1996 of the favorable settlement of a previous rate case, partially offset by new transportation rates that became effective March 1, 1997.

       Pipeline's transportation service accounted for 94% and 93% of operating revenues for the six month periods ended June 30, 1997 and 1996, respectively. Additionally, 4% and 6% of operating revenues represented gas storage service for the six month periods ended June 30, 1997 and 1996, respectively.

       Operating expenses increased $4.4 million, or 6%, due primarily to increased depreciation expenses associated with Pipeline's new rates effective March 1, 1997, partially offset by decreases in the operation and maintenance and general and administrative expenses.

       Operating income decreased $7.6 million, or 11%, primarily due to adjustments to rate refund accruals partially offset by decreases in operation and maintenance and general and administrative expenses.


       The following table summarizes year-to-date volumes and average daily volumes for the periods indicated:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                       1997               1996
                                                       ----               ----
       Total Gas volumes throughput (Tbtu)             374                  439
       Average Daily Transportation Volumes (TBtu)     2.1                  2.4
       Average Daily Firm Reserved Capacity (TBtu)     2.4                  2.6

FINANCIAL CONDITION AND LIQUIDITY

       Pipeline anticipates 1997 capital expenditures will total approximately $44 million, of which $23.1 million has been expended through June 30, 1997. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

       Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity, although no significant expansions are in the development stage at the present time.

           Pipeline shares in a $1 billion Revolving Credit Agreement with Williams and five affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1997. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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



                                       NORTHWEST PIPELINE CORPORATION
                                   --------------------------------------
                                                  Registrant



                             By:            /s/ Curtis C. Kennedy
                                   --------------------------------------------
                                               Curtis C. Kennedy
                                                   Controller
                                           (Duly Authorized Officer and
                                             Chief Accounting Officer)





Date:   August  13, 1997

                                 EXHIBIT  INDEX


Exhibit
-------
  27                            Financial Data Schedule