Form 10-Q
period 1997-09-30
NORTHWEST PIPELINE CORP
filed 1997-11-13
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            87-0269236
-------------------------------                           --------------------
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

         Class                                Outstanding at November 12, 1997
--------------------------                    --------------------------------
Common stock, $1 par value                                1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

         Consolidated Statement of Income, three and nine months
              ended September 30, 1997 and 1996 .........................................         1

         Consolidated Balance Sheet as of September 30, 1997 and
              December 31, 1996 .........................................................         2

         Consolidated Statement of Cash Flows, nine
              months ended September 30, 1997 and 1996 ..................................         4

         Notes to Consolidated Financial Statements......................................         5

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations .......................................         9

PART II.  OTHER INFORMATION..............................................................        11



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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

==================================================================================================

                                            Three Months Ended                Nine Months Ended
                                                September 30,                   September 30,
                                          ------------------------       -------------------------
                                            1997           1996             1997            1996
                                          --------       ---------       ---------       ---------
                                                                (Thousands)

OPERATING REVENUES .................      $ 71,197       $  69,188       $ 204,453       $ 205,640
                                          --------       ---------       ---------       ---------

OPERATING EXPENSES:
   General and administrative ......        10,262          11,208          34,501          35,662
   Operation and maintenance .......         9,178          10,739          26,080          30,781
   Depreciation and amortization ...        13,222           9,043          38,490          26,768
   Taxes, other than income taxes ..         2,966           2,229          10,641           9,644
                                          --------       ---------       ---------       ---------

                                            35,628          33,219         109,712         102,855
                                          --------       ---------       ---------       ---------

      Operating income .............        35,569          35,969          94,741         102,785
                                          --------       ---------       ---------       ---------

OTHER INCOME  - net ................           587           2,190           2,556           4,922
                                          --------       ---------       ---------       ---------

INTEREST CHARGES:
   Interest on long-term debt ......         8,164           8,302          24,808          25,413
   Other interest ..................         1,840           2,055           5,395           4,343
   Allowance for borrowed
     funds used during
     construction ..................          (168)           (202)           (493)           (336)
                                          --------       ---------       ---------       ---------

                                             9,836          10,155          29,710          29,420
                                          --------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES .........        26,320          28,004          67,587          78,287

PROVISION FOR INCOME TAXES .........         7,794           8,604          23,207          28,162
                                          --------       ---------       ---------       ---------

NET INCOME .........................      $ 18,526       $  19,400       $  44,380       $  50,125
                                          ========       =========       =========       =========

CASH DIVIDEND ON COMMON STOCK ......      $ 21,400       $  55,241       $  51,837       $  62,241
                                          ========       =========       =========       =========


-----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

=====================================================================================

                                     ASSETS

                                                      September 30,     December 31,
                                                          1997               1996
                                                        ----------      ----------
                                                               (Thousands)

PROPERTY, PLANT AND EQUIPMENT, at cost ...........      $1,461,599      $1,452,181
    Less - Accumulated depreciation and
    amortization..................................         563,688         550,104
                                                        ----------      ----------
                                                           897,911         902,077
    Construction work in progress ................          21,259          24,040
                                                        ----------      ----------
                                                           919,170         926,117
                                                        ----------      ----------

CURRENT ASSETS:
    Cash and cash equivalents ....................             839             240
    Advances to parent ...........................          43,813          16,676
    Accounts receivable -
       Trade .....................................          22,641          31,189
       Affiliated companies ......................             246           1,229
    Materials and supplies (principally
    at average cost) .............................          10,613          10,510
    Exchange gas due from others .................           7,335           8,264
    Costs recoverable through rate adjustments ...           5,920          11,998
    Income taxes receivable ......................           2,657              --
    Deferred income taxes ........................          22,354          23,306
    Prepayments and other.........................           5,472           5,051
                                                        ----------      ----------
                                                           121,890         108,463
                                                        ----------      ----------

OTHER ASSETS:
    Deferred charges .............................          48,172          22,607
                                                        ----------      ----------
                                                        $1,089,232      $1,057,187
                                                        ==========      ==========



-----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

=======================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                        September 30,     December 30,
                                                             1997             1996
                                                          ----------      ----------
                                                                  (Thousands)

CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share,
         authorized and outstanding, 1,000 shares ..      $        1      $        1
       Additional paid-in capital ..................         262,844         262,844
       Retained earnings ...........................         171,603         179,485
                                                          ----------      ----------
                                                             434,448         442,330
    Long-term debt, less current maturities
     (Note 3).......................................         167,395         361,424
                                                          ----------      ----------
                                                             601,843         803,754
                                                          ----------      ----------
CURRENT LIABILITIES:
    Current maturities of long-term debt ...........          11,091           8,591
      Notes payable to banks  (Note 3) .............         207,000              --
    Accounts payable -
       Trade .......................................          13,715          16,313
       Affiliated companies ........................           7,628           2,805
    Accrued liabilities -
       Income taxes ................................              --           6,048
       Taxes, other than income taxes ..............           5,875           3,890
       Interest ....................................          16,278          14,676
       Employee costs ..............................           8,183           7,763
       Exchange gas due to others ..................          12,811          19,817
       Reserves for estimated rate refunds .........          66,402          46,795
       Other .......................................           7,046           7,821
                                                          ----------      ----------
                                                             356,029         134,519
                                                          ----------      ----------
DEFERRED INCOME TAXES ..............................         122,852         110,699
                                                          ----------      ----------
OTHER DEFERRED CREDITS .............................           8,508           8,215
                                                          ----------      ----------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 4) ....              --              --
                                                          ----------      ----------
                                                          $1,089,232      $1,057,187
                                                          ==========      ==========


-------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

============================================================================================
                                                                      Nine Months Ended
                                                                         September 30,
                                                                   ------------------------
                                                                     1997            1996
                                                                   ---------       --------
                                                                          (Thousands)

OPERATING ACTIVITIES:
Net income ..................................................      $  44,380       $ 50,125
    Adjustments to reconcile to cash provided by operations -
        Depreciation and amortization .......................         38,490         26,768
        Provision for deferred income taxes .................         13,105          5,572
        Amortization of deferred charges and credits ........         (1,099)           212
        Sale of receivables .................................          8,000             --
        Allowance for equity funds used during construction .           (577)          (516)
        Increase (decrease) from changes in:
          Accounts receivable ...............................           (197)        11,168
          Inventory .........................................           (103)           497
          Other current assets ..............................          5,657          4,291
          Other assets and deferred charges .................         (2,190)           765
          Accounts payable ..................................          4,510         (9,079)
          Other current liabilities .........................         16,791          2,397
          Other deferred credits ............................          1,203           (909)
        Other ...............................................           (516)           (95)
                                                                   ---------       --------
    Net cash provided by operating activities ...............        127,454         91,196
                                                                   ---------       --------
INVESTING ACTIVITIES:
    Property, plant and equipment -
        Capital expenditures ................................        (31,241)       (39,728)
        Proceeds from sales .................................            366         17,161
        Asset removal cost ..................................             --           (256)
        Changes in accounts payable .........................         (9,291)        (9,448)
    Advances to parent ......................................        (27,137)        13,871
                                                                   ---------       --------
    Net cash used by investing activities ...................        (67,303)       (18,400)
                                                                   ---------       --------
FINANCING ACTIVITIES:
    Principal payments on long-term debt ....................       (192,020)       (10,515)
    Premium on early retirement of long-term debt ...........        (22,695)            --
    Proceeds from notes payable to bank .....................        207,000             --
    Cash dividends paid .....................................        (51,837)       (62,241)
                                                                   ---------       --------
    Net cash used by financing activities ...................        (59,552)       (72,756)
                                                                   ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...................            599             40
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD .................................................            240            570
                                                                   ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................      $     839       $    610
                                                                   =========       ========


-----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

===============================================================================

(1)  GENERAL

     The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1996 Annual Report on Form 10-K.

     Effective May 1, 1997, Pipeline became a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). Prior to May 1, 1997, Pipeline was a wholly-owned subsidiary of Williams.

     Cash payments for interest were $27.4 million and $24 million, net of $.5 million and $.3 million of interest capitalized, in the nine month periods ended September 30, 1997 and 1996, respectively.

     Net cash payments made to Williams for income taxes were $11.4 million and $16.5 million in the nine month periods ended September 30, 1997 and 1996, respectively.

(2)  BASIS OF PRESENTATION

     Financial position of Pipeline as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and cash flows for the nine month period ended September 30, 1997 include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.

(3)  LONG-TERM DEBT AND BANKING ARRANGEMENTS

     During October 1997, Pipeline made negotiated prepayments of the remaining $11.1 million of its 9.25% Series C Debentures, due 2006, with redemption premiums totaling $1 million. The early redemption premiums and the unamortized debt expense associated with the prepaid 9.25% Series C Debentures, totaling $1.1 million, will be amortized over the life of the retired debt. Excess funds previously advanced to Williams were used to fund the prepayment and premium.

     On October 15, 1997, Pipeline made an optional prepayment with a redemption premium of the remaining $7.5 million of its 9% Series B Debentures, due 2001. The early redemption premium and the unamortized debt expense associated with the 9% Series B Debentures, totaling $.2 million, will be amortized over the life of the retired debt. Excess funds previously advanced to Williams were used to fund the prepayment and premium.

     On September 8, 1997, Pipeline filed a registration statement for issuance of up to $350 million in public debt securities in conjunction with the announcement of Williams' debt restructuring plan to reduce annual interest expense. No securities had been issued at September 30, 1997.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
===============================================================================

     Between September 8, 1997 and September 19, 1997, Pipeline purchased, through a tender offer, $66 million of its 10.65% Debentures, due 2018, and $117 million of its 9% Debentures, due 2022, at premiums of $6.8 million and $15.9 million, respectively. The early redemption premiums and fees, the unamortized debt expenses on both issues and the unamortized debt discount on the 9% Debentures, totaling $7.3 million for the 10.65% Debentures and $17.6 million for the 9% Debentures, are being amortized over the life of the retired debt. The Revolving Credit Facility (see below) was used to fund the tender offer.

     On May 31, 1997, Pipeline called $.5 million of its outstanding 9.25% Series C Debentures, due 2006 under terms of the optional prepayment provisions in the debenture agreement. The prepayment was in addition to the scheduled May 31, 1997 sinking fund payments of $5 million for the 9% Series B and $1.9 million for the 9.25% Series C.

     Pipeline shares in a $1 billion Revolving Credit Agreement with Williams and five affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, $207 million of which was used by Pipeline at September 30, 1997. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

     Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

(4)  CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

     On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider several aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity. Pipeline plans to seek judicial review of the FERC's order. In addition, Pipeline expects the FERC to further scrutinize its new rate of return on equity policy in rate proceedings of other pipelines or in a further rulemaking proceeding.

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

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
===============================================================================

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

     On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996. The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south- end facilities in the third quarter of 1996. Pipeline filed a settlement on July 22, 1997, with the Commission which, if approved, will resolve all issues in this rate case. Based on comments submitted by one producer, the ALJ certified the settlement to the FERC with respect to all but three parties which were severed for a separate hearing. Issues concerning the ALJ's action in severing the three parties have been certified to the FERC for separate review. Pipeline has reflected in its financial statements adjustments as necessary to reflect the provisions of the settlement.

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

     On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of the Williams' natural gas pipeline subsidiaries were named as defendants in the lawsuit. The plaintiff claimed, on behalf of the United States under the False Claims Act, that the pipelines had incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claimed that the United States had lost royalty payments as a result of these practices. The court dismissed the claims against the pipelines and most of the other defendants.

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

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

===============================================================================

Other Matters

     In February 1997, Pipeline's subsidiary, Enterprises entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $8 million was utilized at September 30, 1997. The Financial Accounting Standards Board ("FAS") has issued an accounting standard, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard did not impact Pipeline's consolidated results of operations, financial position or cash flows.

     The FAS has issued two new accounting standards, FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to impact Pipeline's consolidated results of operations, financial position or cash flows.

                       Item 2. Management's Discussion and
                       Analysis of Financial Condition and
                              Results of Operations

     This analysis discusses financial results of Pipeline's operations for the quarters and nine month periods ended September 30, 1997 and 1996. Variances due to changes in price and volume do not have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 vs Quarter Ended September 30, 1996

     Operating revenues increased $2 million, or 3%, due primarily to new transportation rates effective March 1, 1997, partially offset by the effect of a $3.2 million favorable 1996 regulatory decision.

     Pipeline's transportation service accounted for 94% of operating revenues for each of the quarters ended September 30, 1997 and 1996, respectively. Additionally, 4% of operating revenues represented gas storage service for each of the quarters ended September 30, 1997 and 1996.

     Operating expenses increased $2.4 million, or 7%, due primarily to increased depreciation expenses associated with Pipeline's new rates effective March 1, 1997, partially offset by decreases in the operation and maintenance and general and administrative expenses.

     Operating income decreased $.4 million, or 1%, primarily due to a 1996 favorable regulatory decision, partially offset by decreases in the operation and maintenance and general and administrative expenses.

Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

     Operating revenues decreased $1.2 million, or 1%, due primarily to increases in rate reserves in 1997 and the 1996 recognition of the favorable settlement of a previous rate case and a favorable regulatory decision, partially offset by new transportation rates that became effective March 1, 1997.

     Pipeline's transportation service accounted for 94% of operating revenues for each of the nine month periods ended September 30, 1997 and 1996, respectively. Additionally, 4% and 5% of operating revenues represented gas storage service for the nine month periods ended September 30, 1997 and 1996, respectively.

     Operating expenses increased $6.9 million, or 7%, due primarily to increased depreciation expenses associated with Pipeline's new rates effective March 1, 1997, partially offset by decreased operation and maintenance expense.

     Operating income decreased $8 million, or 8%, primarily due to increases in rate reserves in 1997 and the 1996 recognition of the favorable settlement of a previous rate case and a favorable regulatory decision, partially offset by decreased operation and maintenance expense.

     The following table summarizes year-to-date volumes and average daily volumes for the periods indicated:

                                                  Nine Months Ended
                                                    September 30,
                                             -------------------------
                                                1997           1996
                                             -----------   -----------

Total Gas Volumes Throughput (TBtu)             521           631
Average Daily Transportation Volumes (TBtu)     1.9           2.3
Average Daily Firm Reserved Capacity (TBtu)     2.4           2.6

     The decrease in gas volumes throughput is a result of the sale of Pipeline's south end facilities in September 1996.

FINANCIAL CONDITION AND LIQUIDITY

     Pipeline anticipates 1997 capital expenditures will total approximately $41.6 million, of which $31.2 million has been expended through September 30, 1997. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

     Pipeline shares in a $1 billion Revolving Credit Agreement with Williams and five affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, $207 million of which was used by Pipeline at September 30, 1997. Interest rates vary with current market conditions. The agreement contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline using this agreement are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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


                                    NORTHWEST PIPELINE CORPORATION
                                  -----------------------------------
                                              Registrant


                               By:        /s/ Curtis C. Kennedy
                                  -----------------------------------
                                              Curtis C. Kennedy
                                              Controller
                                              (Duly Authorized Officer and
                                              Chief Accounting Officer)


Date:  November 12, 1997

                                  EXHIBIT INDEX


Exhibit            Description
-------            -----------
  27           Financial Data Schedule