Form 10-K405
period 1997-12-31
NORTHWEST PIPELINE CORP
filed 1998-03-30
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the Transition Period from ____________________ to ______________________

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
   Title of Each Class                                     On Which Registered
 --------------------------                              -----------------------
 6.625% Debentures due 2007                              New York Stock Exchange
 10.65% Debentures due 2018                              New York Stock Exchange
     9% Debentures due 2022                              New York Stock Exchange
 7.125% Debentures due 2025                              New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                      ----
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            No voting stock of registrant is held by non-affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding at March 27, 1998
-------------------------                         -----------------------------
Common Stock, $1 par value                                  1,000 shares


                     Documents Incorporated by References:
                                      None

The registrant meets the conditions set forth in General Instruction (l)(1)(a) and (b) of Form 10-K and is therefore filing this form 10-K with the reduced disclosure format.

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

                         NORTHWEST PIPELINE CORPORATION

                                   FORM 10-K

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

BUSINESS ENVIRONMENT

         Effective May 1, 1997, Northwest Pipeline Corporation ("Pipeline") became a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc., ("WINGS") which is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). Prior to May 1, 1997, Pipeline was a wholly-owned subsidiary of Williams.

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

TRANSMISSION

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1997, Pipeline's system, having an aggregate mainline deliverability of approximately 2.5 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 40 mainline compressor stations with a combined capacity of approximately 307,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. Pipeline's transportation services (firm and interruptible) represented 100% of its total throughput in 1997, 1996 and 1995.

         In 1997, Pipeline transported natural gas for a total of 153 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The four largest transportation customers of Pipeline in 1997 accounted for approximately 14.7%, 13.4%, 11.4% and 10.2%, respectively, of total transportation volumes. No other customer accounted for more than 10% of total volumes moved on Pipeline's mainline system. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible transportation service under agreements that are generally short term.




--------------------------

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

OPERATING STATISTICS

         The following table summarizes volumes and capacity for the periods indicated:

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                 1997          1996         1995
                                                                 ----          ----         ----
 Total throughput (TBtu) . . . . . . . . . . . . . . . .          714           834         826
 Average Daily Transportation Volumes (TBtu) . . . . . .          2.0           2.3         2.3
 Average Daily Firm Reserved Capacity (TBtu) . . . . . .          2.5           2.5         2.4


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

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the FERC on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline has sought judicial review of the FERC's order. In addition, Pipeline expects the FERC to further scrutinize its new rate of return on equity policy in rate proceedings of other pipelines or in a further rulemaking proceeding.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the 1993 Rate Case. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions were filed with respect to that order. During the second quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying financial statements. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequently, a decision upholding Pipeline's position was issued by the ALJ. During the first quarter of 1998, the FERC affirmed the ALJ's decision.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity. However, the ALJ only allowed a return on equity of 11.2 percent. Pipeline is seeking review of this and other aspects of the ALJ decision.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996. The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party has sought rehearing of the FERC's order. Pipeline has reflected in its financial statements adjustments as necessary to reflect the provisions of the settlement.

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

EMPLOYEES

         At December 31, 1997, Pipeline employed 499 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

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

         As required by such Act, Pipeline hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Pipeline in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, the availability and cost of capital, changes in laws and regulations to which Pipeline is subject, including tax, environmental and employment laws and regulations, and the cost and effects of legal and administrative claims and proceedings against Pipeline or which may be brought against Pipeline; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return and the resolution of other matters discussed herein; and (iii) risks and uncertainties related to the ability to develop expanded markets as well as the ability to maintain existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand and weather conditions, among other things. Further, gas prices which directly impact transportation and operating profits may fluctuate in unpredictable ways.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as described in Note 10 of Notes to Financial Statements and above under Items 1 and 2 - Business and Properties, there are no material pending legal proceedings. Pipeline is subject to ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Pipeline is wholly-owned by WINGS, a wholly-owned subsidiary of Williams.

         The payment of dividends by Pipeline on its common stock is restricted under various debt agreements. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1997, was approximately $147.9 million. In 1997 and 1996, Pipeline paid cash dividends on common stock of $73.6 million and $75.2 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This analysis discusses financial results of Pipeline's operations for the years 1995 through 1997. Variances due to changes in price and volume no longer have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

         Operating revenues increased $3.3 million, or 1%, primarily due to new transportation rates effective March 1, 1997 and a $3.5 million gain on the sale of system balancing gas, partially offset by increases in rate reserves in 1997 and the 1996 recognition of the favorable settlement of a previous rate case and a favorable regulatory decision.

         Pipeline's transportation service accounted for 94% and 95% of operating revenues for the years ended December 31, 1997 and 1996, respectively. Additionally, 3% and 5% of operating revenues represented gas storage service for the years ended December 31, 1997 and 1996, respectively.

         Operating expenses increased $3.9 million, or 3%, due primarily to increased depreciation expenses associated with Pipeline's new rates effective March 1, 1997, partially offset by decreased operation and maintenance and general and administrative expenses.

         Operating income decreased $.5 million primarily due to increases in rate reserves in 1997 and the 1996 recognition of the favorable settlement of a previous rate case and a favorable regulatory decision, significantly offset by lower operation and maintenance and general and administrative expenses and a gain on the sale of system balancing gas.

         Interest on long-term debt decreased $4.9 million as a result of the early retirement of over $200 million of high-interest debentures under a Williams-wide debt restructuring plan. Other interest increased $5.9 million due to increased revenues subject to refund and use of a revolving credit agreement facility.

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

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing

         Pipeline's expenditures for property, plant and equipment additions amounted to $44.4 million, $62.8 million and $130.5 million for 1997, 1996 and 1995, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

         Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity, although no significant expansions are in the development stage at the present time.

         Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1997. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the FERC on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline has sought judicial review of the FERC's order. In addition, Pipeline expects the FERC to further scrutinize its new rate of return on equity policy in rate proceedings of other pipelines or in a further rulemaking proceeding.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the 1993 Rate Case. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions were filed with respect to that order. During the second quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying financial statements. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequently, a decision upholding Pipeline's position was issued by the ALJ. During the first quarter of 1998, the FERC affirmed the ALJ's decision.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity. However, the ALJ only allowed a return on equity of 11.2 percent. Pipeline is seeking review of this and other aspects of the ALJ decision.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996. The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party has sought rehearing of the FERC's order. Pipeline has reflected in its financial statements adjustments as necessary to reflect the provisions of the settlement.

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

Year 2000 Compliance

         Williams and its wholly-owned subsidiaries which include Pipeline have initiated an enterprise-wide project to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to Pipeline should be substantially complete by the end of the first quarter of 1998. Necessary conversion and replacement activities will begin in 1998 and continue through mid-1999. Testing of systems has begun and will continue throughout the process. Pipeline has initiated a formal communications process with other companies with which Pipeline systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance, and where necessary, Pipeline will be working with those companies to mitigate any material adverse effect on Pipeline.

Pipeline expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. For example, implementation pf previously planned financial and human resources systems is currently in process. These systems will address the year 2000 compliance issues in certain areas. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. Pipeline considers costs associated with the year 2000 compliance to be prudent costs incurred in the ordinary course of business, and, therefore, recoverable through rates. While the total cost of this project is still being evaluated, Pipeline estimates that external costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will be immaterial. Pipeline will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

Contingencies

         Reference is made to Note 10 of Notes to Financial Statements for information about regulatory and judicial developments which cause operating and financial uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

Covered by report of independent auditors:

    Consolidated statement of income for the years ended December 31, 1997,
          1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

    Consolidated balance sheet at December 31, 1997 and 1996    . . . . . . . . . . . .        12

    Consolidated statement of cash flows for the years ended
          December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .        14

    Consolidated statement of capitalization for the years ended
          December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .        15

    Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . .        16

Not covered by report of independent auditors:

    Quarterly financial data (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .        26





         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Northwest Pipeline Corporation


         We have audited the accompanying consolidated balance sheet of Northwest Pipeline Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Pipeline Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                          /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
February 13, 1998

                         NORTHWEST PIPELINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME



                                                                         Year Ended December 31,
                                                                 ---------------------------------------
                                                                 1997              1996             1995
                                                                 ----              ----             ----
                                                                         (Thousands of Dollars)

 OPERATING REVENUES (Notes 3, 9 and 10)  . . . . . .           $273,083         $269,740          $255,219

 OPERATING EXPENSES:
    General and administrative . . . . . . . . . . .             46,548           49,045            42,430
    Operation and maintenance  . . . . . . . . . . .             37,422           44,226            46,040
    Depreciation and amortization  . . . . . . . . .             50,883           38,877            30,657
    Taxes, other than income taxes . . . . . . . . .             13,771           12,626            12,640

                                                                148,624          144,774           131,767

       Operating income  . . . . . . . . . . . . . .            124,459          124,966           123,452
 OTHER INCOME (EXPENSES) - net   . . . . . . . . . .              2,908            5,356              (689)

 INTEREST CHARGES:
    Interest on long-term debt . . . . . . . . . . .             28,908           33,782            29,253
    Other interest . . . . . . . . . . . . . . . . .             11,051            5,182             4,228
    Allowance for borrowed funds used
       during construction . . . . . . . . . . . . .               (394)            (473)           (3,146)

                                                                 39,565           38,491            30,335

 INCOME  BEFORE INCOME TAXES . . . . . . . . . . . .             87,802           91,831            92,428

 PROVISION FOR INCOME TAXES (Note 4) . . . . . . . .             30,626           33,672            33,101

 NET INCOME  . . . . . . . . . . . . . . . . . . . .          $  57,176         $ 58,159         $  59,327


 CASH DIVIDENDS ON COMMON STOCK  . . . . . . . . . .          $  73,616        $  75,178         $  20,000




-----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           CONSOLIDATED BALANCE SHEET

================================================================================

                                     ASSETS

                                                                                          December 31,
                                                                                   -------------------------
                                                                                   1997                 1996
                                                                                   ----                 ----
                                                                                     (Thousands of Dollars)


 PROPERTY, PLANT AND EQUIPMENT (Note 5)  . . . . . . . . . . . . . . . . .      $1,471,027            $1,452,181
     Less - Accumulated depreciation and amortization  . . . . . . . . . .         570,521               550,104
                                                                                ----------           -----------

                                                                                   900,506               902,077

     Construction work in progress . . . . . . . . . . . . . . . . . . . .          18,819                24,040
                                                                                ----------           -----------

                                                                                   919,325               926,117
                                                                                ----------           -----------

 CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .             627                   240
     Advances to parent  . . . . . . . . . . . . . . . . . . . . . . . . .          71,823                16,676
     Accounts receivable -
        Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26,873                31,189
        Affiliated companies . . . . . . . . . . . . . . . . . . . . . . .             668                 1,229
     Materials and supplies (principally at average cost)  . . . . . . . .          10,619                10,510
     Exchange gas due from others  . . . . . . . . . . . . . . . . . . . .          12,859                 8,264
     Costs recoverable through rate adjustments  . . . . . . . . . . . . .          -                     11,998
     Deferred income taxes (Note 4)  . . . . . . . . . . . . . . . . . . .          25,867                23,306
     Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . .           2,597                 5,051
                                                                                ----------           -----------

                                                                                   151,933               108,463
                                                                                ----------           -----------
 OTHER ASSETS:
     Deferred charges (Note 1) . . . . . . . . . . . . . . . . . . . . . .          54,181                22,607
                                                                                ----------           -----------
                                                                                $1,125,439           $ 1,057,187
                                                                                ==========           ===========





-----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           CONSOLIDATED BALANCE SHEET

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                             December 31,
                                                                                      -----------------------------
                                                                                      1997                     1996
                                                                                      ----                     ----
                                                                                        (Thousands of Dollars)

 CAPITALIZATION:
     Common stockholder's equity -
        Common stock, par value $1 per share, authorized
           and outstanding, 1,000 shares . . . . . . . . . . . . . . . . .       $              1          $           1
        Additional paid-in capital . . . . . . . . . . . . . . . . . . . .                262,844                262,844
        Retained earnings (Note 5) . . . . . . . . . . . . . . . . . . . .                162,617                179,485
                                                                                       ----------             ----------

                                                                                          425,462                442,330

     Long-term debt, less current maturities (Note 6)  . . . . . . . . . .                408,287                361,424
                                                                                       ----------             ----------

                                                                                          833,749                803,754
                                                                                       ----------             ----------

 CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 6) . . . . . . . . . . . .                  1,667                  8,591
     Accounts payable -
        Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 14,934                 16,313
        Affiliated companies . . . . . . . . . . . . . . . . . . . . . . .                 15,456                  8,853
     Accrued liabilities -
        Taxes, other than income taxes . . . . . . . . . . . . . . . . . .                  4,044                  3,890
        Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 17,227                 14,676
        Employee costs . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,103                  7,763
        Exchange gas due to others . . . . . . . . . . . . . . . . . . . .                  9,650                 19,817
        Costs refundable through rate adjustments  . . . . . . . . . . . .                  2,766                 -
        Reserves for estimated rate refunds (Note 10)  . . . . . . . . . .                 74,083                 46,795
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,705                  7,821
                                                                                       ----------             ----------

                                                                                          156,635                134,519
                                                                                       ----------             ----------

 DEFERRED INCOME TAXES (Note 4)  . . . . . . . . . . . . . . . . . . . . .                126,801                110,699
                                                                                       ----------             ----------

 OTHER DEFERRED CREDITS    . . . . . . . . . . . . . . . . . . . . . . . .                  8,254                  8,215
                                                                                       ----------             ----------

 CONTINGENT LIABILITIES AND COMMITMENTS (Note 10)  . . . . . . . . . . . .
                                                                                       ----------             ----------

                                                                                       $1,125,439             $1,057,187
                                                                                       ==========             ==========




----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================

                                                                            Year Ended December 31,
                                                                 --------------------------------------------
                                                                 1997                1996                1995
                                                                 ----                ----                ----
                                                                            (Thousands of Dollars)
 OPERATING ACTIVITIES:
    Net Income . . . . . . . . . . . . . . . . . . . . . .      $ 57,176            $ 58,159           $  59,327
    Adjustments to reconcile to cash provided by operations-
       Depreciation and amortization . . . . . . . . . . .        50,883              38,877              30,657
       Provision (benefit) for deferred income taxes . . .        13,541                (733)             12,311
       Amortization of deferred charges and credits  . . .          (872)             (1,268)                976
       Sale of receivables . . . . . . . . . . . . . . . .        10,000              -                   -
       Allowance for equity funds used during
         construction  . . . . . . . . . . . . . . . . . .          (541)               (730)             (4,273)
       Increase (decrease) from changes in:
          Accounts receivable  . . . . . . . . . . . . . .        (9,718)             11,195              (7,423)
          Inventory  . . . . . . . . . . . . . . . . . . .          (109)                555               2,415
          Other current assets . . . . . . . . . . . . . .        17,218              (4,812)             (7,294)
          Other assets and deferred charges  . . . . . . .          (858)              3,557              (3,952)
          Accounts payable . . . . . . . . . . . . . . . .         8,201              (5,362)             23,567
          Other current liabilities  . . . . . . . . . . .        25,171              11,853               5,095
          Other deferred credits . . . . . . . . . . . . .         1,233              -                     (185)
       Other . . . . . . . . . . . . . . . . . . . . . . .          (521)               (118)                (85)
                                                              ----------           ---------           ---------

    Net cash provided by operating activities  . . . . . .       170,804             111,173             111,136
                                                              ----------           ---------           ---------

 INVESTING ACTIVITIES:
    Property, plant and equipment -
       Capital expenditures  . . . . . . . . . . . . . . .       (44,427)            (62,778)           (130,481)
       Proceeds from sales . . . . . . . . . . . . . . . .           968              13,485            -
       Asset removal cost  . . . . . . . . . . . . . . . .       -                   -                      (766)
       Changes in accounts payable . . . . . . . . . . . .        (7,096)             (1,056)             (5,160)
    Payments from (advances to) parent . . . . . . . . . .       (55,147)             24,539             (29,306)
                                                              ----------           ---------           ---------

    Net cash used by investing activities  . . . . . . . .      (105,702)            (25,810)           (165,713)
                                                              ----------           ---------           ---------

 FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt . . . . . . .       250,000              -                   85,000
    Debt issue costs . . . . . . . . . . . . . . . . . . .        (6,673)             -                   (1,156)
    Principal payments on long-term debt . . . . . . . . .      (210,557)            (10,515)            (10,515)
    Premium on early retirement of long-term debt  . . . .       (23,869)             -                   -
    Proceeds from notes payable to banks . . . . . . . . .       207,000              -                   23,450
    Payments on notes payable to banks . . . . . . . . . .      (207,000)             -                  (23,450)
    Cash dividends paid  . . . . . . . . . . . . . . . . .       (73,616)            (75,178)            (20,000)
                                                              ----------           ---------           ---------

    Net cash (used) provided by financing activities . . .       (64,715)            (85,693)             53,329
                                                              ----------           ---------           ---------

 NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS . .
                                                                     387                (330)             (1,248)
                                                              ----------           ---------           ---------

 CASH AND CASH EQUIVALENTS AT BEGINNING OF   YEAR  . . . .
                                                                     240                 570               1,818
                                                              ----------           ---------           ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . .    $      627           $     240           $     570
                                                              ==========           =========           =========




------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                    CONSOLIDATED STATEMENT OF CAPITALIZATION

================================================================================

                                                                               Year Ended December 31,
                                                                  ------------------------------------------------
                                                                  1997                  1996                  1995
                                                                  ----                  ----                  ----
                                                                               (Thousands of Dollars)

 COMMON STOCKHOLDER'S EQUITY:
    Common stock, par value $1 per share,
       authorized and outstanding, 1,000 shares  . . . . .        $      1              $      1              $      1
                                                                  --------              --------              --------

    Additional paid-in capital -
       Balance at beginning of period  . . . . . . . . . .         262,844               262,440               262,440
          Noncash contribution of capital from parent  . .            --                     404                  --
                                                                  --------              --------              --------

       Balance at end of period  . . . . . . . . . . . . .         262,844               262,844               262,440
                                                                  --------              --------              --------
    Retained earnings (Note 5) -
       Balance at beginning of period  . . . . . . . . . .         179,485               197,019               164,536
          Net income . . . . . . . . . . . . . . . . . . .          57,176                58,159                59,327
          Cash dividends . . . . . . . . . . . . . . . . .         (73,616)              (75,178)              (20,000)
          Noncash dividend (Note 5)  . . . . . . . . . . .            (428)                 (515)               (6,844)
                                                                  --------              --------              --------

       Balance at end of period  . . . . . . . . . . . . .         162,617               179,485               197,019
                                                                  --------              --------              --------

          Total common stockholder's equity  . . . . . . .         425,462               442,330               459,460
                                                                  --------              --------              --------

 LONG-TERM DEBT (Note 6):
    Debentures -
       6.625%, payable 2007  . . . . . . . . . . . . . . .         250,000                  --                    --
       7.125%, payable 2025  . . . . . . . . . . . . . . .          84,683                84,672                85,000
       9%, payable through 2001  . . . . . . . . . . . . .          -                      7,500                12,500
       9%, payable 2003 through 2022 . . . . . . . . . . .          32,941               149,390               149,351
       9.25%, payable through 2006 . . . . . . . . . . . .          -                     11,532                15,380
       10.65%, payable 1999 through 2018 . . . . . . . . .          34,000               100,000               100,000
    Adjustable rate notes, payable through 2002  . . . . .           6,663                 8,330                 9,997
                                                                  --------              --------              --------

          Total long-term debt . . . . . . . . . . . . . .         408,287               361,424               372,228
                                                                  --------              --------              --------

          Total capitalization . . . . . . . . . . . . . .        $833,749              $803,754              $831,688
                                                                  ========              ========              ========





------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Effective May 1, 1997, Northwest Pipeline Corporation ("Pipeline") became a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). Prior to May 1, 1997, Pipeline was a wholly-owned subsidiary of Williams.

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington.

         Certain 1996 and 1995 items in Pipeline's consolidated financial statements have been reclassified to conform to the 1997 presentation.

Basis of Presentation

         Financial position of Pipeline as of December 31, 1997 and the results of operations and cash flows for the year ended December 31, 1997 include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.

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

         Depreciation is provided by the straight-line method for transmission plant over its useful life. The composite annual D&A rate was 2.86%, 2.18% and 2.19% for 1997, 1996 and 1995, respectively, including an allowance for negative salvage beginning in 1997.

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

         The composite rate used to capitalize AFUDC was approximately 10.6%, 11.6% and 11.8% for 1997, 1996 and 1995, respectively. Equity AFUDC of $.5 million, $.7 million and $4.3 million for 1997, 1996 and 1995, respectively, is reflected in other income.

Income Taxes

         Pipeline is included in Williams' consolidated federal income tax return. Pipeline's Federal income tax provisions are computed as though separate tax returns are filed. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Pipeline's assets and liabilities.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

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

Interest Payments

         Cash payments for interest were $35.5 million, $33.4 million and $27.8 million, net of $.4 million, $.5 million and $3.1 million of interest capitalized in 1997, 1996 and 1995, respectively.

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

         The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $410 million and $417 million, respectively, at December 31, 1997, and $370 million and $386 million, respectively, at December 31, 1996.

(3)    REVENUES ATTRIBUTABLE TO MAJOR CUSTOMERS

         During some or all of the periods presented, more than 10% of Pipeline's operating revenues were generated from each of the following customers who are large distribution companies.

                                                                       Year Ended December 31,
                                                               ---------------------------------------
                                                               1997             1996              1995
                                                               ----             ----              ----
                                                                        (Thousands of Dollars)
                 Washington Natural Gas Co.                   $46,540           $41,687           $47,219
                 Northwest Natural Gas Co.                     46,213            41,378            31,232
                 IGI Resources, Inc.                           32,323            23,295            14,279
                 Pacific Interstate Transmission               28,971            27,929            25,938
                 Cascade Natural Gas Corp.                     28,337            25,849            25,382



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

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(4)    INCOME TAXES

         Significant components of the deferred tax liabilities and assets are as follows:

                                                                                  December 31,
                                                                             -----------------------
                                                                             (Thousands of Dollars)
                                                                             1997               1996
                                                                             ----               ----

                  Property, plant and equipment                            $ 118,434          $ 111,935
                  Regulatory assets                                            5,401              5,541
                  Loss on reacquired debt                                     10,818               --
                  Other - net                                                    746                123
                                                                           ---------          ---------

                  Deferred tax liabilities                                   135,399            117,599
                                                                           ---------          ---------
                  Rate refunds                                               (22,250)           (19,500)
                  Regulatory liabilities                                      (2,680)            (3,113)
                  Accrued liabilities                                         (5,777)            (4,324)
                  State deferred taxes                                        (3,758)            (3,269)
                                                                           ---------          ---------

                  Deferred tax assets                                        (34,465)           (30,206)
                                                                           ---------          ---------

                  Net deferred tax liabilities                             $ 100,934          $  87,393
                                                                           =========          =========

                  Reflected as:
                    Deferred income taxes - asset                          $ (25,867)         $ (23,306)
                    Deferred income taxes - liability                        126,801            110,699
                                                                           ---------          ---------
                                                                           $ 100,934          $  87,393
                                                                           =========          =========


         The provision (benefit) for income taxes includes:

                                                                         Year Ended December 31,
                                                                 ----------------------------------------
                                                                 1997              1996              1995
                                                                 ----              ----              ----

                                                                          (Thousands of Dollars)
       Current:
          Federal   . . . . . . . . . . . . . . . . . .        $  15,708          $ 32,053        $  18,536
          State   . . . . . . . . . . . . . . . . . . .            1,377             2,352            2,254
                                                               ---------          --------        ---------

                                                                  17,085            34,405           20,790
       Deferred:
          Federal   . . . . . . . . . . . . . . . . . .           12,144              (702)          11,001
          State   . . . . . . . . . . . . . . . . . . .            1,397               (31)           1,310
                                                               ---------          --------        ---------

                                                                  13,541              (733)          12,311
                                                               ---------          --------        ---------

       Total provision  . . . . . . . . . . . . . . . .        $  30,626          $ 33,672        $  33,101
                                                               =========          ========        =========

                         NORTHWEST PIPELINE CORPORATION

================================================================================

         A reconciliation of the statutory Federal income tax rate to the provision for income taxes on continuing operations is as follows:

                                                                            Year Ended December 31,
                                                                      ------------------------------------
                                                                      1997            1996            1995
                                                                      ----            ----            ----
                                                                             (Thousands of Dollars)
     Provision at statutory Federal income tax
       rate of 35%  . . . . . . . . . . . . . . . . . . . . .        $30,731        $32,142         $32,350
     Increase (decrease) in tax provision resulting from -
        Federal audits  . . . . . . . . . . . . . . . . . . .           --              156          (1,593)
        State income taxes net of Federal tax benefit                  1,842          2,425           2,531
        State Investment Tax Credit . . . . . . . . . . . . .           --             (865)           --
        Other - net . . . . . . . . . . . . . . . . . . . . .         (1,947)          (186)           (187)
                                                                     -------        -------         -------
           Provision for income taxes . . . . . . . . . . . .        $30,626        $33,672         $33,101
                                                                     =======        =======         =======
     Effective tax rate . . . . . . . . . . . . . . . . . . .          34.88%         36.67%          35.81%
                                                                     =======        =======         =======

         Net cash payments made to Williams for income taxes were $13.1 million, $25.2 million and $27 million in 1997, 1996 and 1995, respectively.

(5)      RETAINED EARNINGS

Noncash Dividends

         On May 1, 1995, Pipeline transferred an aircraft, net of associated deferred income tax liabilities, to Williams by dividend. This asset had a net book value of $5.5 million.

         On December 31, 1995, Pipeline transferred the Green River Area Office, net of associated deferred income tax liabilities, to Williams by dividend. This asset had a net book value of $1.3 million.

         On December 31, 1996, Pipeline transferred certain telecommunication and gas transmission assets, net of associated deferred income tax liabilities, to Williams by dividend. These assets, which are not included in the accompanying balance sheet as of December 31, 1996, had a net book value of $.5 million.

Restrictions

         Pipeline's debt indentures contain provisions limiting common stock dividends. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1997, was approximately $147.9 million.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

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

         On September 8, 1997, Pipeline filed a registration statement for issuance of up to $350 million in public debt securities in conjunction with the announcement of Williams' debt restructuring plan to reduce annual interest expense. On December 3, 1997, $250 million was marketed and priced with an interest rate of 6.625%. On December 8, 1997, Pipeline received net proceeds after issuance costs of approximately $248.4 million. The terms of the offering include a 10-year no-call life, maturing December 1, 2007, and no sinking fund requirement.

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

Adjustable Interest Rate Notes

         The interest rate on these notes will be adjusted periodically based on a calculation using the United States Treasury Rate, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 1997 was 9%.

                         NORTHWEST PIPELINE CORPORATION

================================================================================


Sinking Fund Requirements and Maturities

         As of December 31, 1997, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:

                                            (Thousands
                                            of Dollars)
                                            -----------

                        1998  . . .              1,667
                        1999  . . .              6,667
                        2000  . . .              6,667
                        2001  . . .              6,667
                        2002  . . .              6,662

Line-of-Credit Arrangements

         Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1996 or 1997. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

         Following are the estimated future minimum yearly rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year:

                                (Thousands
                                of Dollars)
                                -----------

   1998   . . . . . . .        $     8,757
   1999   . . . . . . .              8,757
   2000   . . . . . . .              8,757
   2001   . . . . . . .              8,757
   2002   . . . . . .                8,757
   Thereafter   . . . .             80,888
                                  --------
       Total  . . . . .           $124,673
                                  ========

         Operating lease rental expense amounted to $8 million, $8.1 million and $4.9 million for 1997, 1996 and 1995, respectively. Capital lease payments for the periods presented are not significant.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(7)      EMPLOYEE BENEFIT PLANS

         Pipeline's employees are covered by Williams' noncontributory defined benefit pension plan. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974. Pipeline accrued pension expense of $3 million, $2.1 million and $.8 million in 1997, 1996 and 1995, respectively. Such accrued expenses have been or are being funded currently.

         Substantially all retirees who were hired prior to January 1, 1992, are provided medical benefits under the Williams' plan. Employees hired after January 1, 1992 will not be provided postretirement medical benefits. During 1997, 1996 and 1995, the expense of providing medical benefits to retirees was approximately $2.3 million, $2.5 million and $2.3 million, respectively.

         Williams maintains various defined contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. All Company contributions are invested in Williams stock. Contributions by Pipeline to these plans totaled $1.5 million, $1.5 million and $1.6 million for the years 1997, 1996 and 1995, respectively.

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

         FAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in FAS 123 had been applied in measuring compensation cost. Pro forma net income for Pipeline was $56.1 million, $58.1 million and $58.5 million for 1997, 1996 and 1995, respectively. Reported net income was $57.2 million, $58.2 million and $59.3 million for 1997, 1996 and 1995, respectively. Pro forma amounts for 1997 include the remaining total compensation expense from the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995 as these awards fully vested as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

         Stock options granted to employees of Pipeline in 1997 and 1996 were 288,384 shares and 452,002 shares, respectively, at a weighted average grant date fair value of $5.98 and $3.92, respectively. Stock options outstanding and options exercisable for employees of Pipeline were 1,185,523 shares and 901,139 shares, respectively, at December 31, 1997 and 1,104,092 shares and 550,602 shares, respectively, at December 31, 1996.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

(9)      RELATED PARTY TRANSACTIONS

         Williams' corporate overhead expenses allocated to Pipeline were $3.9 million, $4.8 million and $4 million for 1997, 1996 and 1995, respectively. Such expenses have been allocated to Pipeline by Williams, primarily based on the Massachusetts formula until April 30, 1995 and the Modified Massachusetts formula thereafter, which are FERC approved methods utilizing a combination of operating revenues or net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis which amounted to $3 million, $3.8 million and $3.2 million for 1997, 1996 and 1995, respectively. In addition, Pipeline received interest income from advances to parent of $1.8 million, $1.9 million, and $1.1 million during 1997, 1996 and 1995, respectively.

         During the periods presented, Pipeline's revenues reflect transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $2.8 million, $1.3 million and $1.8 million for 1997, 1996 and 1995, respectively.

         Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above described transactions are charged on the basis of commercial relationships and prevailing market prices or general industry practices.

(10)     CONTINGENT LIABILITIES AND COMMITMENTS

 Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the FERC on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline has sought judicial review of the FERC's order. In addition, Pipeline expects the FERC to further scrutinize its new rate of return on equity policy in rate proceedings of other pipelines or in a further rulemaking proceeding.

         On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994. This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the 1993 Rate Case. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions were filed with respect to that order. During the second quarter of 1996, Pipeline finalized and paid the settlement refunds, the effects of which are reflected in the accompanying financial statements. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequently, a decision upholding Pipeline's position was issued by the ALJ. During the first quarter of 1998, the FERC affirmed the ALJ's decision.

                         NORTHWEST PIPELINE CORPORATION

================================================================================

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity. However, the ALJ only allowed a return on equity of 11.2 percent. Pipeline is seeking review of this and other aspects of the ALJ decision.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996. The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party has sought rehearing of the FERC's order. Pipeline has reflected in its financial statements adjustments as necessary to reflect the provisions of the settlement.

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

         On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of the Williams' natural gas pipeline subsidiaries were named as defendants in the lawsuit. The plaintiff claimed, on behalf of the United States under the False Claims Act, that the pipelines had incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claimed that the United States had lost royalty payments as a result of these practices. In 1997, the court dismissed the plaintiff's case and issued a ruling that the plaintiff must refile the suit against each of the pipelines individually. The plaintiff made such filings and the court is currently determining whether or not to accept the case.

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

Other Matters

         Commitments for construction and acquisition of property, plant and equipment are approximately $6.9 million at December 31, 1997.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 1997 and 1996:


                                                                       Quarter of 1997
                                                   -------------------------------------------------------
                                                   First           Second           Third           Fourth
                                                   -----           ------           -----           ------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .      $ 67,206         $ 66,050        $ 71,197         $ 68,630
Operating income  . . . . . . . . . . . . .        29,441           29,731          35,569           29,718
Net income  . . . . . . . . . . . . . . . .        14,493           11,361          18,526           12,796




                                                                       Quarter of 1996
                                                   -------------------------------------------------------
                                                   First           Second           Third           Fourth
                                                   -----           ------           -----           ------
                                                                    (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . .      $ 67,584         $ 68,868        $ 69,188         $ 64,100
Operating income  . . . . . . . . . . . . .        32,488           34,328          35,969           22,181
Net income  . . . . . . . . . . . . . . . .        15,178           15,547          19,400            8,034




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

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

       *(f) Second Amended and Restated Credit Agreement dated as of July 23, 1997, by and among Pipeline, Williams, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation, Williams Holdings of Delaware, Inc., Williams Communications Solutions, LLC, and Citibank N.A., as agent, and the banks named therein (Exhibit 4(c) to Williams Form 10-K for the year ended 1997, Commission File Number 1-4174).

       *(g) Senior indenture, dated as of December 8, 1997 between Pipeline and The Chase Manhattan Bank, relating to Pipeline's 6.625% Debentures, due 2007 (Exhibit 4.1 to Registration Statement on Form S-3, No. 333- 35101, filed September 8, 1997.

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





---------------------
      *Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NORTHWEST PIPELINE CORPORATION
                                               (Registrant)


                                       By    /s/ Brian E. O'Neill
                                           ---------------------------------
                                                 Brian E. O'Neill, President

Date:  March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                                   Title
             ---------                                   -----


     /s/Keith E. Bailey                         Chairman of the Board and Director
----------------------------------
         Keith E. Bailey



     /s/Brian E. O'Neill                        President (Principal Executive Officer) and Director
----------------------------------
         Brian E. O'Neill



     /s/J. Douglas Whisenant                    Sr. Vice President and General Manager and Director
----------------------------------
         J. Douglas Whisenant



     /s/Nick A. Bacile                          Vice President and Treasurer (Principal Financial Officer)
----------------------------------
         Nick A. Bacile



     /s/Curtis C. Kennedy                       Controller (Principal Accounting Officer)
----------------------------------
         Curtis C. Kennedy



Date:  March 27, 1998

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

   23                         Consent of Independent Auditors

   27                         Financial Data Schedule