Form 10-Q
period 1998-03-31
NORTHWEST PIPELINE CORP
filed 1998-05-13
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

                                 -------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              87-0269236
-------------------------------                             ------------------
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

                                 Yes  X   No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                      Outstanding at May 12, 1998
--------------------------                          ---------------------------
Common stock, $1 par value                                  1,000 shares


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS



                                                                                                           Page
                                                                                                           ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Consolidated Statements of Income, three months
         ended March 31, 1998 and 1997.....................................................                   1

      Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997 ................................................................                   2

      Consolidated Statements of Cash Flows, three
         months ended March 31, 1998 and 1997 .............................................                   4

      Notes to Consolidated Financial Statements ..........................................                   5

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations .......................................                   8


PART II.  OTHER INFORMATION................................................................                  10














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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

================================================================================

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                           1998             1997
                                                                         --------         --------
                                                                                (Thousands)

OPERATING REVENUES ..............................................        $ 71,218         $ 67,206
                                                                         --------         --------
OPERATING EXPENSES:
   General and administrative ...................................          11,845           12,418
   Operation and maintenance ....................................           8,267            8,940
   Depreciation and amortization ................................          13,099           11,989
   Taxes, other than income taxes ...............................           3,763            4,418
                                                                         --------         --------
                                                                           36,974           37,765
                                                                         --------         --------
        Operating income ........................................          34,244           29,441
                                                                         --------         --------
OTHER INCOME - net ..............................................           1,247              783
                                                                         --------         --------
INTEREST CHARGES:
   Interest on long-term debt ...................................           7,214            8,369
   Other interest ...............................................           2,599            1,285
   Allowance for borrowed funds used during construction ........             (71)            (215)
                                                                         --------         --------
                                                                            9,742            9,439
                                                                         --------         --------
INCOME BEFORE INCOME TAXES ......................................          25,749           20,785
PROVISION FOR INCOME TAXES ......................................           9,559            6,292
                                                                         --------         --------
NET INCOME ......................................................        $ 16,190         $ 14,493
                                                                         ========         ========
CASH DIVIDENDS ON COMMON STOCK ..................................        $ 12,000         $  8,763
                                                                         ========         ========






-------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

================================================================================

                                     ASSETS



                                                                     March 31,       December 31,
                                                                        1998             1997
                                                                    ----------       ------------
                                                                             (Thousands)

PROPERTY, PLANT AND EQUIPMENT, at cost .....................        $1,483,191        $1,471,027
   Less - Accumulated depreciation and amortization ........           581,797           570,521
                                                                    ----------        ----------
                                                                       901,394           900,506

   Construction work in progress ...........................            14,657            18,819
                                                                    ----------        ----------
                                                                       916,051           919,325
                                                                    ----------        ----------
CURRENT ASSETS:
   Cash and cash equivalents ...............................               221               627
   Advances to parent ......................................            86,030            71,823
   Accounts receivable -
        Trade ..............................................            18,522            26,873
        Affiliated companies ...............................             1,537               668
   Materials and supplies (principally at average cost) ....            10,656            10,619
   Exchange gas due from others ............................             8,134            12,859
   Deferred income taxes ...................................            23,923            25,867
   Prepayments and other ...................................             1,685             2,597
                                                                    ----------        ----------
                                                                       150,708           151,933
                                                                    ----------        ----------
OTHER ASSETS:
   Deferred charges ........................................            54,046            54,181
                                                                    ----------        ----------
                                                                    $1,120,805        $1,125,439
                                                                    ==========        ==========








                                   ----------

                             See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                     March 31,       December 31,
                                                                       1998              1997
                                                                    ----------       ------------
                                                                             (Thousands)

CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares ..........        $        1        $        1
       Additional paid-in capital ..........................           262,844           262,844
       Retained earnings ...................................           166,807           162,617
                                                                    ----------        ----------
                                                                       429,652           425,462

   Long-term debt, less current maturities .................           406,425           408,287
                                                                    ----------        ----------
                                                                       836,077           833,749
                                                                    ----------        ----------
CURRENT LIABILITIES:
   Current maturities of long-term debt ....................             1,667             1,667
   Accounts payable -
       Trade ...............................................             9,939            14,934
       Affiliated companies ................................             6,876            15,456
   Accrued liabilities -
       Taxes, other than income taxes ......................             6,529             4,044
       Interest ............................................            24,318            17,227
       Employee costs ......................................             5,551             8,103
       Exchange gas due to others ..........................             5,486             9,650
       Costs refundable through rate adjustments ...........             3,337             2,766
       Reserve for estimated rate refunds ..................            77,352            74,083
       Other ...............................................             7,562             8,705
                                                                    ----------        ----------
                                                                       148,617           156,635
                                                                    ----------        ----------
DEFERRED INCOME TAXES ......................................           128,252           126,801
                                                                    ----------        ----------
OTHER DEFERRED CREDITS .....................................             7,859             8,254
                                                                    ----------        ----------
CONTINGENT LIABILITIES AND COMMITMENTS......................
                                                                    ----------        ----------
                                                                    $1,120,805        $1,125,439
                                                                    ==========        ==========


                                   ----------
                             See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

================================================================================

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1998            1997
                                                                         --------         --------
                                                                                (Thousands)

OPERATING ACTIVITIES:
   Net income ...................................................        $ 16,190         $ 14,493
   Adjustments to reconcile to cash provided by operations -
      Depreciation and amortization .............................          13,099           11,989
      Provision for deferred income taxes .......................           3,395            2,051
      Amortization of deferred charges and credits ..............             170             (392)
      Sale of receivables .......................................            --             10,000
      Allowance for equity funds used during construction .......            (111)            (199)
      Increase (decrease) from changes in:
        Accounts receivable and exchange gas due from others ....          12,207           (1,217)
        Inventory ...............................................             (37)          (5,020)
        Other current assets ....................................           1,483            9,889
        Other assets and deferred charges .......................            (295)           4,869
        Accounts payable and exchange gas due to others .........         (17,035)          (2,962)
        Other accrued liabilities ...............................           9,151           15,689
        Other deferred credits ..................................            (111)           1,426
      Other .....................................................              (7)            (112)
                                                                         --------         --------
   Net cash provided by operating activities ....................          38,099           60,504
                                                                         --------         --------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ......................................         (10,942)         (15,030)
      Proceeds from sales .......................................           1,234             --
      Asset removal cost ........................................            --                (10)
      Changes in accounts payable ...............................            (704)          (9,713)
   Advances to parent ...........................................         (14,207)         (24,920)
                                                                         --------         --------
   Net cash used by investing activities ........................         (24,619)         (49,673)
                                                                         --------         --------
FINANCING ACTIVITIES:
   Principal payments on long-term debt .........................          (1,867)          (1,667)
   Premium on early retirement of long-term debt ................             (19)            --
   Dividends paid ...............................................         (12,000)          (8,763)
                                                                         --------         --------
   Net cash used by financing activities ........................         (13,886)         (10,430)
                                                                         --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS ..................................................            (406)             401

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................             627              240
                                                                         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................        $    221         $    641
                                                                         ========         ========


                                   ----------
                             See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

(1)     GENERAL

        The accompanying, unaudited interim financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1997 Annual Report Form 10-K.

        Effective May 1, 1997, Pipeline became a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc., which is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). Prior to May 1, 1997, Pipeline was a wholly-owned subsidiary of Williams.

        Cash payments for interest were $1.8 million and $7 million, net of interest capitalized, in the three month periods ended March 31, 1998 and 1997, respectively.

        No payments were made to Williams for income taxes in the three month periods ended March 31, 1998 and 1997.

(2)     BASIS OF PRESENTATION

        The financial position of Pipeline as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997 include the operating results of NWP Enterprises ("Enterprises") a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.

(3)  LONG-TERM DEBT AND BANKING ARRANGEMENTS

        Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1998. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

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

        On November 1, 1994, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed April 29, 1994 ("1994 Rate Case"). This filing sought a revenue increase for a projected deficiency caused by increased costs and the impact of a transportation contract terminated subsequent to the 1993 Rate Case. On November 14, 1995, Pipeline filed an uncontested settlement proposal with the FERC. The FERC approved the Settlement in a Letter Order dated February 14, 1996 and no rehearing petitions were filed with respect to that order. During the second quarter of 1996, Pipeline finalized and paid the settlement refunds. The settlement resolved substantially all the issues in this rate case except one regarding Pipeline's postage stamp rate design. A hearing was conducted in July 1996; and subsequently, a decision upholding Pipeline's position was issued by the ALJ. During the first quarter of 1998, the FERC affirmed the ALJ's decision.

        On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity. However, the ALJ allowed a return on equity of 11.2 percent. Pipeline is seeking FERC review of this and other aspects of the ALJ decision.

        On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of the FERC's decisions. Pipeline has reflected in its financial statements adjustments as necessary to reflect the provisions of the settlement.

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

                         NORTHWEST PIPELINE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

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

Other Matters

        In February 1997, Enterprises entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at March 31, 1998.

                       Item 2. Management's Discussion and
                       Analysis of Financial Condition and
                              Results of Operations

        This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 1998 and 1997. Variances due to changes in price and volume do not have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997

        Operating revenues increased $4 million, or 6%, due primarily to increased short-term firm transportation revenues and new transportation rates effective March 1, 1997.

        Pipeline's transportation service accounted for 95% of operating revenues in each of the first quarters of 1998 and 1997. Additionally, 3% and 4% of operating revenues represented gas storage service for the quarters ended March 31, 1998 and 1997, respectively.

        Operating expenses decreased $.8 million, or 2%, due primarily to lower operation and maintenance and general and administrative expenses, partially offset by increased depreciation expenses associated with Pipeline's new rates effective March 1, 1997.

        Operating income increased $4.8 million, or 16%, primarily due to increased short-term firm transportation revenues and decreased operation and maintenance and general and administrative expenses.

        Interest on long-term debt decreased $1.2 million as a result of the 1997 early retirement of over $200 million of high-interest debentures under a Williams-wide debt restructuring plan. Other interest increased $1.3 million due to higher revenues subject to refund.

        The following table summarizes volumes and capacity for the periods indicated:

                                                                          Quarter Ended March 31,
                                                                   ------------------------------------
                                                                       1998                   1997
                                                                   -------------         --------------

          Total Gas volumes throughput (TBtu)                          208                     200
          Average Daily Transportation Volumes (TBtu)                  2.6                     2.2
          Average Daily Firm Reserved Capacity (TBtu)                  2.5                     2.4

FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 1998 capital expenditures will total approximately $73.4 million, of which $10.9 million has been expended through March 31, 1998. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

            Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1998. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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



                                              NORTHWEST PIPELINE CORPORATION
                                            ----------------------------------
                                                         Registrant



                                    By:             /s/ Curtis C. Kennedy
                                            ----------------------------------
                                                        Curtis C. Kennedy
                                                           Controller
                                                  (Duly Authorized Officer and
                                                    Chief Accounting Officer)





Date:   May 12,  1998

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

  27                       Financial Data Schedule