Form 10-Q
period 1998-06-30
NORTHWEST PIPELINE CORP
filed 1998-08-12
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                  -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998

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

                                 295 Chipeta Way
                       Salt Lake City, Utah 84108 (Address
              ----------------------------------------------------
                  of principal executive offices and Zip Code)

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


          Class                                   Outstanding at August 10, 1998
--------------------------                        ------------------------------
Common stock, $1 par value                                 1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Consolidated Statement of Income, three and six months
        ended June 30, 1998 and 1997..............................................................              1

      Condensed Consolidated Balance Sheet as of June 30, 1998 and
        December 31, 1997.........................................................................              2

      Condensed Consolidated Statement of Cash Flows, six
        months ended June 30, 1998 and 1997 ......................................................              4

      Notes to Condensed Consolidated Financial Statements........................................              5

   Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.................................................              8


PART II.  OTHER INFORMATION.......................................................................             10





Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K and 1998 first quarter report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

================================================================================

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                             --------------------------     -----------------------------
                                                                1998            1997            1998             1997
                                                             ----------      ----------     ------------     ------------
                                                                                     (Thousands)
OPERATING REVENUES....................................         $ 70,312        $ 66,050         $141,530         $133,256
                                                             ----------      ----------     ------------     ------------
OPERATING EXPENSES:
   General and administrative.........................            8,982          11,821           20,827           24,239
   Operation and maintenance..........................            9,404           7,962           17,671           16,902
   Depreciation and amortization......................           12,825          13,279           25,924           25,268
   Taxes, other than income taxes.....................            3,258           3,257            7,021            7,675
                                                             ----------      ----------     ------------     ------------
                                                                 34,469          36,319           71,443           74,084
                                                             ----------      ----------     ------------     ------------
     Operating income.................................           35,843          29,731           70,087           59,172
                                                             ----------      ----------     ------------     ------------
OTHER INCOME - net....................................            1,158           1,186            2,405            1,969
                                                             ----------      ----------     ------------     ------------
INTEREST CHARGES:
   Interest on long-term debt.........................            7,450           8,275           14,664           16,644
   Other interest.....................................            2,521           2,270            5,120            3,555
   Allowance for borrowed funds used during
       construction ..................................             (131)           (110)            (202)            (325)
                                                             ----------      ----------     ------------     ------------
                                                                  9,840          10,435           19,582           19,874
                                                             ----------      ----------     ------------     ------------
INCOME BEFORE INCOME TAXES............................           27,161          20,482           52,910           41,267

PROVISION FOR INCOME TAXES............................            9,776           9,121           19,335           15,413
                                                             ----------      ----------     ------------     ------------
NET INCOME............................................         $ 17,385        $ 11,361        $  33,575        $  25,854
                                                             ==========      ==========     ============     ============
CASH DIVIDENDS ON COMMON STOCK........................         $ 12,000        $ 21,674        $  24,000       $   30,437
                                                             ==========      ==========     ============     ============


-----------------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                                     ASSETS

                                                                             June 30,          December 31,
                                                                               1998                1997
                                                                         ---------------     ---------------
                                                                                     (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost .............................     $     1,484,858     $     1,471,027
   Less - Accumulated depreciation and amortization ................             594,299             570,521
                                                                         ---------------     ---------------
                                                                                 890,559             900,506

   Construction work in progress ...................................              27,609              18,819
                                                                         ---------------     ---------------
                                                                                 918,168             919,325
                                                                         ---------------     ---------------
CURRENT ASSETS:
   Cash and cash equivalents .......................................                 208                 627
   Advances to parent ..............................................              64,063              71,823
   Accounts receivable -
     Trade .........................................................              14,002              26,873
     Affiliated companies ..........................................               1,310                 668
   Materials and supplies (principally at average cost) ............              10,891              10,619
   Exchange gas due from others ....................................               9,287              12,859
   Deferred income taxes ...........................................              21,995              25,867
   Prepayments and other ...........................................               1,877               2,597
                                                                         ---------------     ---------------
                                                                                 123,633             151,933
                                                                         ---------------     ---------------
OTHER ASSETS:
   Deferred charges ................................................              53,787              54,181
                                                                         ---------------     ---------------
                                                                         $     1,095,588     $     1,125,439
                                                                         ===============     ===============


----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                         June 30,           December 31,
                                                                                           1998                1997
                                                                                     ---------------     ---------------
                                                                                                 (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value, $1 per share;
         authorized and outstanding, 1,000 shares ..............................     $             1     $             1
       Additional paid-in capital ..............................................             262,844             262,844
       Retained earnings .......................................................             172,192             162,617
                                                                                     ---------------     ---------------
                                                                                             435,037             425,462

   Long-term debt, less current maturities (Note 3) ............................             406,430             408,287
                                                                                     ---------------     ---------------
                                                                                             841,467             833,749
                                                                                     ---------------     ---------------
CURRENT LIABILITIES:
   Current maturities of long-term debt ........................................               1,667               1,667
   Accounts payable -
       Trade ...................................................................              16,784              14,934
       Affiliated companies ....................................................               4,850              15,456
   Accrued liabilities -
       Taxes, other than income taxes ..........................................               5,755               4,044
       Interest ................................................................              11,141              17,227
       Employee costs ..........................................................               6,366               8,103
       Exchange gas due to others ..............................................               8,243               9,650
       Costs refundable through rate adjustments ...............................               1,733               2,766
       Reserves for estimated rate refunds .....................................              57,661              74,083
       Other ...................................................................               2,214               8,705
                                                                                     ---------------     ---------------
                                                                                             116,414             156,635
                                                                                     ---------------     ---------------
DEFERRED INCOME TAXES ..........................................................             130,492             126,801
                                                                                     ---------------     ---------------
OTHER DEFERRED CREDITS .........................................................               7,215               8,254
                                                                                     ---------------     ---------------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 4).................................
                                                                                     ---------------     ---------------
                                                                                     $     1,095,588     $     1,125,439
                                                                                     ===============     ===============


----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                       1998          1997
                                                                                     --------      --------
                                                                                          (Thousands)
OPERATING ACTIVITIES:
    Net Income .................................................................     $ 33,575      $ 25,854
    Adjustments to reconcile to cash provided by operations -
      Depreciation and amortization ............................................       25,924        25,268
      Provision for deferred income taxes ......................................        7,563         3,978
      Amortization of deferred charges and credits .............................          259          (747)
      Sale of receivables ......................................................           --         8,000
      Allowance for equity funds used during construction ......................         (316)         (349)
      Increase (decrease) from changes in:
        Accounts receivable and exchange gas due from others ...................       15,801         5,086
        Inventory ..............................................................         (272)          (78)
        Other current assets ...................................................         (313)        9,663
        Other assets and deferred charges ......................................         (403)       (1,988)
        Accounts payable and exchange gas due to others ........................       (7,099)          804
        Other accrued liabilities ..............................................      (29,024)       20,632
        Other deferred credits .................................................         (472)        1,314
      Other ....................................................................           (7)         (479)
                                                                                     --------      --------
    Net cash provided by operating activities ..................................       45,216        96,958
                                                                                     --------      --------
INVESTING ACTIVITIES:
    Property, plant and equipment -
      Capital expenditures .....................................................      (26,182)      (23,055)
      Proceeds from sales ......................................................        1,737           822
      Changes in accounts payable ..............................................       (3,064)       (9,636)
    Advances to parent .........................................................        7,760       (25,461)
                                                                                     --------      --------
    Net cash used by investing activities ......................................      (19,749)      (57,330)
                                                                                     --------      --------
FINANCING ACTIVITIES:
    Principal payments on long-term debt .......................................       (1,867)       (9,070)
    Premium on early retirement of long-term debt ..............................          (19)           --
    Dividends paid .............................................................      (24,000)      (30,437)
                                                                                     --------      --------
    Net cash used by financing activities ......................................      (25,886)      (39,507)
                                                                                     --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................         (419)          121
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................          627           240
                                                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $    208      $    361
                                                                                     ========      ========


----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

(1)     GENERAL

        The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 1998 and December 31, 1997, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1997 Annual Report Form 10-K.

        Effective May 7, 1998, Pipeline became a wholly-owned subsidiary of Williams Gas Pipeline Company, which is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Prior to May 7, 1998, Pipeline was a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc.

(2)     BASIS OF PRESENTATION

        The financial position of Pipeline as of June 30, 1998 and December 31, 1997, the results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997 include the operating results of NWP Enterprises ("Enterprises") a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.

(3)     LONG-TERM DEBT AND BANKING ARRANGEMENTS

        Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1998. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

(4)     CONTINGENT LIABILITIES AND COMMITMENTS

 Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, in this rate case. Pipeline also sought judicial review of FERC's decision concerning rate of return. In July 1998, FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. If this most recent formula modification were to be applied in this rate proceeding, the rate of return result would be somewhat higher. Pipeline has not yet made any changes to its accounting reserves pending further actions in this proceeding.

        On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity. However, the ALJ allowed a return on equity of 11.2 percent. Pipeline is seeking FERC review of this and other aspects of the ALJ decision. If the FERC applies its recently announced modifications to the rate of return formula giving less weight to long-term growth factors, the resulting rate of return on equity would be somewhat higher. Pipeline has not yet made any changes to its accounting reserves pending FERC action in this proceeding.

        On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of the FERC's decisions. Pipeline has reflected in its financial statements adjustments, as necessary, to reflect the provisions of the settlement.

Significant Litigation

        In October 1995, Pipeline received a judge's order following a non-jury trial involving claims arising from a transportation agreement of a former customer. In the decision, which was amended in January 1996, it was held that Pipeline was liable to the former customer in the amount of $5.3 million, plus interest. Pipeline settled this case in May 1998 for an amount that approximated its previously recorded financial reserve.

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

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

Other Matters

        In February 1997, Enterprises entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at June 30, 1998.

                       Item 2. Management's Discussion and
                       Analysis of Financial Condition and
                              Results of Operations

        This analysis discusses financial results of Pipeline's operations for the quarters and six month periods ended June 30, 1998 and 1997. Variances due to changes in price and volume do not have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

        This analysis should be read in conjunction with the consolidated financial statements, notes and management's discussion and analysis contained in Items 7 and 8 of Pipeline's 1997 Annual Report on Form 10-K and in Pipeline's 1998 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS


Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

        Operating revenues increased $8.3 million, or 6%, due primarily to increased short-term firm transportation revenues, the 1998 reversal of reserves associated with the 1993 rate case and the 1997 increase in rate reserves, partially offset by additional 1995 rate case reserves.

        Pipeline's transportation service accounted for 95% and 94% of operating revenues for the six-month periods ended June 30, 1998 and 1997, respectively. Additionally, 3% and 4% of operating revenues represented gas storage service for the six-month periods ended June 30, 1998 and 1997, respectively.

        Operating expenses decreased $2.6 million, or 4%, due primarily to lower general and administrative expense, partially offset by higher operation and maintenance expense.

        Operating income increased $10.9 million, or 18%, primarily due to increased short-term firm transportation revenues, the reversal in 1998 of reserves associated with the 1993 rate case, the 1997 increase in rate reserves and decreased general and administrative expense, partially offset by additional 1995 rate case reserves and increased operation and maintenance expense.

        Interest on long-term debt decreased $2 million as a result of the 1997 early retirement of over $200 million of high interest debentures under a Williams-wide debt restructuring plan. Other interest expense increased $1.6 million due to higher revenues subject to refund and increased amortization of loss on reacquired debt as a result of the 1997 early debt retirements.

        The following table summarizes volumes and capacity for the periods indicated:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Total Gas volumes throughput (TBtu)                           383            374

Average Daily Transportation Volumes (TBtu)                   2.1            2.1
Average Daily Firm Reserved Capacity (TBtu)                   2.5            2.4

FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 1998 capital expenditures will total approximately $77.2 million, of which $26.2 million has been expended through June 30, 1998. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

        Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1998. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

OTHER

        Reference is made to Note 4 of Notes to Consolidated Financial Statements for information about regulatory, judicial and business developments which cause operating and financial uncertainties.

Year 2000 Compliance

        Williams and its wholly-owned subsidiaries which include Pipeline, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project has been substantially completed. Necessary conversion, replacement and testing activities have begun and will continue throughout the process. Pipeline has initiated a formal communications process with other companies with which Pipeline's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. Where necessary, Pipeline will be working with those companies to mitigate any material adverse effect on Pipeline.

        Williams expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. For example, implementation of previously planned financial and human resources systems is currently in process. These systems will address the year 2000 compliance issues in certain areas. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. Pipeline considers costs associated with the year 2000 compliance to be prudent costs incurred in the ordinary course of business, and, therefore, recoverable through rates.

        While the total cost of this project is still being evaluated, Pipeline estimates that future costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will not be significant. Pipeline will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

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



                                             NORTHWEST PIPELINE CORPORATION
                                             ------------------------------
                                                       Registrant



                                        By:  /s/ Curtis C. Kennedy
                                             ------------------------------
                                                 Curtis C. Kennedy
                                                 Controller
                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)



Date:   August  10, 1998

                                  EXHIBIT INDEX

Exhibit
  27                          Financial Data Schedule