Form 10-Q
period 1998-09-30
NORTHWEST PIPELINE CORP
filed 1998-11-12
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                 --------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1998

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


        Class                                  Outstanding at November 11, 1998
--------------------------                     --------------------------------
Common stock, $1 par value                              1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS




                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

         Condensed Consolidated Statement of Income, three and nine months
              ended September 30, 1998 and 1997 .................................      1

         Condensed Consolidated Balance Sheet as of September 30, 1998 and
              December 31, 1997 .................................................      2

         Condensed Consolidated Statement of Cash Flows, nine
              months ended September 30, 1998 and 1997 ..........................      4

         Notes to Condensed Consolidated Financial Statements ...................      5

   Item 2.  Management's Narrative Analysis of the Results of Operations ........      8

PART II.  OTHER INFORMATION .....................................................     11


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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

================================================================================

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                             --------------------------      --------------------------
                                                1998            1997            1998            1997
                                             ----------      ----------      ----------      ----------
                                                                     (Thousands)
OPERATING REVENUES .....................     $   73,908      $   71,197      $  215,438      $  204,453
                                             ----------      ----------      ----------      ----------
OPERATING EXPENSES:
   General and administrative ..........         12,511          10,262          33,338          34,501
   Operation and maintenance ...........          9,339           9,178          27,010          26,080
   Depreciation and amortization .......         12,799          13,222          38,723          38,490
   Taxes, other than income taxes ......          3,131           2,966          10,152          10,641
                                             ----------      ----------      ----------      ----------
                                                 37,780          35,628         109,223         109,712
                                             ----------      ----------      ----------      ----------
      Operating income .................         36,128          35,569         106,215          94,741
                                             ----------      ----------      ----------      ----------
OTHER INCOME  - net ....................            652             587           3,057           2,556
                                             ----------      ----------      ----------      ----------
INTEREST CHARGES:
   Interest on long-term debt ..........          7,449           8,164          22,113          24,808
   Other interest ......................          1,903           1,840           7,023           5,395
   Allowance for borrowed funds used
     during construction ...............           (195)           (168)           (397)           (493)
                                             ----------      ----------      ----------      ----------
                                                  9,157           9,836          28,739          29,710
                                             ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES .............         27,623          26,320          80,533          67,587
PROVISION FOR INCOME TAXES .............         10,936           7,794          30,271          23,207
                                             ----------      ----------      ----------      ----------
NET INCOME .............................     $   16,687      $   18,526      $   50,262      $   44,380
                                             ==========      ==========      ==========      ==========
CASH DIVIDENDS ON COMMON STOCK .........     $   12,000      $   21,400      $   36,000      $   51,837
                                             ==========      ==========      ==========      ==========

-----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                                     ASSETS


                                                                September 30,     December 31,
                                                                     1998             1997
                                                                 ------------     ------------
                                                                          (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost .....................     $  1,487,406     $  1,471,027
    Less - Accumulated depreciation and amortization .......          606,881          570,521
                                                                 ------------     ------------
                                                                      880,525          900,506

    Construction work in progress ..........................           40,931           18,819
                                                                 ------------     ------------
                                                                      921,456          919,325
                                                                 ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents ..............................              317              627
    Advances to parent .....................................           57,269           71,823
    Accounts receivable -
       Trade ...............................................           15,973           26,873
       Affiliated companies ................................            2,823              668
    Materials and supplies (principally at average cost) ...           10,651           10,619
    Exchange gas due from others ...........................            8,390           12,859
    Costs recoverable through rate adjustments .............              492               --
    Deferred income taxes ..................................           17,853           25,867
    Prepayments and other ..................................            1,924            2,597
                                                                 ------------     ------------
                                                                      115,692          151,933
                                                                 ------------     ------------
OTHER ASSETS:
    Deferred charges .......................................           51,527           54,181
                                                                 ------------     ------------
                                                                 $  1,088,675     $  1,125,439
                                                                 ============     ============



-----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                 September 30,    December 31,
                                                                     1998             1997
                                                                 ------------     ------------
                                                                           (Thousands)
CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares ..........     $          1     $          1
       Additional paid-in capital ..........................          262,844          262,844
       Retained earnings ...................................          176,879          162,617
                                                                 ------------     ------------
                                                                      439,724          425,462

    Long-term debt, less current maturities (Note 3) .......          372,435          408,287
                                                                 ------------     ------------
                                                                      812,159          833,749
                                                                 ------------     ------------
CURRENT LIABILITIES:
    Current maturities of long-term debt ...................           35,667            1,667
      Accounts payable -
       Trade ...............................................           14,782           14,934
       Affiliated companies ................................            4,818           15,456
    Accrued liabilities -
       Taxes, other than income taxes ......................            6,366            4,044
       Interest ............................................           16,781           17,227
       Employee costs ......................................            7,696            8,103
       Exchange gas due to others ..........................            9,571            9,650
       Costs refundable through rate adjustments ...........               --            2,766
          Reserves for estimated rate refunds ..............           39,074           74,083
       Other ...............................................            2,489            8,705
                                                                 ------------     ------------
                                                                      137,244          156,635
                                                                 ------------     ------------
DEFERRED INCOME TAXES ......................................          132,446          126,801
                                                                 ------------     ------------
OTHER DEFERRED CREDITS .....................................            6,826            8,254
                                                                 ------------     ------------
CONTINGENT LIABILITIES AND COMMITMENTS (Note 4) ............               --               --
                                                                 ------------     ------------
                                                                 $  1,088,675     $  1,125,439
                                                                 ============     ============


-----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                                                                               (Thousands)
OPERATING ACTIVITIES:
    Net income ..................................................     $     50,262      $     44,380
    Adjustments to reconcile to cash provided by operations -
        Depreciation and amortization ...........................           38,723            38,490
        Provision for deferred income taxes .....................           13,659            13,105
        Amortization of deferred charges and credits ............               67            (1,099)
        Sale of receivables .....................................               --             8,000
        Allowance for equity funds used during construction .....             (620)             (577)
        Increase (decrease) from changes in:
          Accounts receivable and exchange gas due from others ..           13,214              (197)
          Inventory .............................................              (32)             (103)
          Other current assets ..................................           (2,585)            5,657
          Other assets and deferred charges .....................            1,527            (2,190)
          Accounts payable and exchange gas due to others .......          (11,797)            4,510
          Other accrued liabilities .............................          (39,755)           16,791
          Other deferred credits ................................             (334)            1,203
        Other ...................................................               (7)             (516)
                                                                      ------------      ------------
    Net cash provided by operating activities ...................           62,322           127,454
                                                                      ------------      ------------
INVESTING ACTIVITIES:
    Property, plant and equipment -
        Capital expenditures ....................................          (41,761)          (31,241)
        Proceeds from sales .....................................            1,533               366
        Changes in accounts payable .............................              928            (9,291)
    Advances to parent ..........................................           14,554           (27,137)
                                                                      ------------      ------------
    Net cash used by investing activities .......................          (24,746)          (67,303)
                                                                      ------------      ------------
FINANCING ACTIVITIES:
    Principal payments on long-term debt ........................           (1,867)         (192,020)
    Premium on early retirement of long-term debt ...............              (19)          (22,695)
    Proceeds from notes payable to bank .........................               --           207,000
    Dividends paid ..............................................          (36,000)          (51,837)
                                                                      ------------      ------------
    Net cash used by financing activities .......................          (37,886)          (59,552)
                                                                      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............             (310)              599

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD .....................................................              627               240
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $        317      $        839
                                                                      ============      ============


-----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

(1)     GENERAL

        The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements and the notes thereto included in Pipeline's 1997 Annual Report on Form 10-K.

        Effective May 7, 1998, Pipeline became a wholly-owned subsidiary of Williams Gas Pipeline Company, which is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). Prior to May 7, 1998, Pipeline was a wholly-owned subsidiary of Williams Interstate Natural Gas Systems, Inc..


(2)     BASIS OF PRESENTATION

        The financial position of Pipeline as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997 include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.


(3)     LONG-TERM DEBT AND BANKING ARRANGEMENTS

        During September 1998, Pipeline announced an early redemption with premium of the remaining $34 million of its 10.65% Debentures, due 2018, under the early redemption provisions of the indenture. The redemption will take place on November 15, 1998 at a premium of $1.8 million plus accrued interest. The early redemption premium and the unamortized debt expense associated with the 10.65% Debentures, totaling $2 million, will be amortized over the life of the retired debt. Excess funds previously advanced to Williams will be used to fund the prepayment and the premium.

        Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1998. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


(4)     CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, in this rate case. Pipeline also sought judicial review of FERC's decision concerning rate of return. In July 1998, FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. If this most recent formula modification were to be applied in this rate proceeding, the rate of return result would be somewhat higher. Any additional revenues to which Pipeline might be entitled would be collected through a special FERC-authorized surcharge.

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

        On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of the FERC's decisions. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


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

Other Matters

        In February 1997, Enterprises entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at September 30, 1998.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations



        This analysis discusses financial results of Pipeline's operations for the nine month periods ended September 30, 1998 and 1997. Variances due to changes in price and volume do not have a significant impact on revenues, because under its straight-fixed-variable rate design methodology, the majority of Pipeline's overall cost of service is recovered through fixed demand charges in its transportation rates.

        This analysis should be read in conjunction with the consolidated financial statements, notes and management's discussion and analysis contained in Items 7 and 8 of Pipeline's 1997 Annual Report on Form 10-K and in Pipeline's 1998 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

        Operating revenues increased $11 million, or 5%, due primarily to the 1998 reversal of rate reserves associated with the 1993 and 1996 rate cases and the reversal of a demand charge credit reserve, coupled with increases in rate reserves in 1997.

        Pipeline's transportation service accounted for 95% and 94% of operating revenues for the nine month periods ended September 30, 1998 and 1997, respectively. Additionally, 3% and 4% of operating revenues represented gas storage service for the nine month periods ended September 30, 1998 and 1997, respectively.

        Operating expenses decreased $.5 million due primarily to lower general and administrative expenses and taxes other than income, partially offset by an increase in property damage reserves and increased depreciation and amortization expense.

        Operating income increased $11.5 million, or 12%, primarily due to the 1998 reversal of rate reserves associated with the 1993 and 1996 rate cases, the 1997 increases in rate reserves, and lower general and administrative expenses and taxes other than income, partially offset by increased depreciation and amortization expense.

        Interest on long-term debt decreased $2.7 million as a result of the 1997 early retirement of over $200 million of high cost debt under a Williams-wide debt restructuring plan. Other interest expense increased $1.6 million due to higher revenues subject to refund and increased amortization of loss on reacquired debt as a result of the 1997 early debt retirements.

        The following table summarizes volumes and capacity for the periods indicated:


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                   ----------------------------------------
                                                                         1998                    1997
                                                                   -----------------        ---------------
Total Gas Volumes Throughput (TBtu)                                              546                    521
Average Daily Transportation Volumes (TBtu)                                      2.0                    1.9
Average Daily Firm Reserved Capacity (TBtu)                                      2.6                    2.4

FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 1998 capital expenditures will total approximately $67.6 million, of which $41.8 million has been expended through September 30, 1998. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

            Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1998. Interest rates vary with current market conditions. The Facility contains restrictions which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

OTHER

        Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements for information about regulatory, judicial and business developments which cause operating and financial uncertainties.

Year 2000 Compliance

        Williams and its wholly-owned subsidiaries, which include Pipeline, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. The project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 - 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems are expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion by September 1, 1999. Certain non-critical systems may not be compliant by January 1, 2000.

        Testing and validation activities have begun and will continue throughout the process with substantial completion expected by June 30, 1999. Year 2000 test labs are in place and operational. As was expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the approximate project status, at September 30, 1998, for traditional information technology and non-traditional areas. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.


                                                             Tested             Untested         Not Compliant
                                                             ------             --------         -------------
Traditional Information Technology                             10%                87%                  3%
Non-Traditional Information Technology                         32%                65%                  3%

        Pipeline has initiated a formal communications process with other companies with which Pipeline's systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Pipeline has sent approximately 80 letters and questionnaires to third parties including customers, vendors, service providers, etc. Additional communications are being mailed during the fourth quarter of 1998. Pipeline is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. Where necessary Pipeline will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Pipeline.

        Pipeline expects to utilize both internal resources and external contractors to complete the year 2000 compliance project. Existing resources will be redeployed, and several previously planned system implementations currently in process are scheduled for completion on or before September 1, 1999, which are expected to lessen possible year 2000 impacts. In situations where planned system implementations will not be in service timely, alternative steps are being taken to make existing systems compliant.

        Although all critical systems over which Pipeline has control are planned to be compliant and tested before the year 2000, there is a possibility of service interruptions due to non-compliance by third parties. In particular, power failures along the communications network or transportation system would cause service interruptions. This risk should be minimized by the enterprise-wide effort to communicate with and evaluate third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

        Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. While estimates of the total cost of Pipeline's project continue to be refined, Pipeline estimates that future costs, including the cost to accelerate system replacements, necessary to complete the project within the schedule described will total approximately $2.1 million. Of this total, approximately $1 million will be expensed and the remainder capitalized. This estimate does not include Pipeline's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. To date, approximately $.8 million and $.1 million of costs have been capitalized and expensed, respectively. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

        The above contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which the company believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third-parties, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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



                                             NORTHWEST PIPELINE CORPORATION
                                        ---------------------------------------
                                                        Registrant



                                   By:        /s/ Curtis C. Kennedy
                                        ---------------------------------------
                                                  Curtis C. Kennedy
                                                  Controller
                                                  (Duly Authorized Officer and
                                                  Chief Accounting Officer)




Date:  November 11, 1998

                                  EXHIBIT INDEX


Exhibit                  Description
-------                  -----------
  27               Financial Data Schedule