Form 10-K405
period 1998-12-31
NORTHWEST PIPELINE CORP
filed 1999-03-29
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                    ---------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                  For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the Transition Period from _________________ to ____________________

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
                Title of Each Class                       On Which Registered
                -------------------                       -------------------
            6.625 % Debentures due 2007                New York Stock Exchange
            9% Debentures due 2022                     New York Stock Exchange
            7.125% Debentures due 2025                 New York Stock Exchange

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

            No voting stock of registrant is held by non-affiliates.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding at March 29, 1999
----------------------------                     -----------------------------
Common stock, $1 par value                                 1,000 shares

                      Documents Incorporated by References:
                                      None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form 10-K with the reduced disclosure format.

                                TABLE OF CONTENTS


                                     PART I

Heading                                                                            Page
-------                                                                            ----
Items 1.
 and  2.  BUSINESS AND PROPERTIES ................................................  1

Item  3.  LEGAL PROCEEDINGS ......................................................  5

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted)...........  5


                                     PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS ........................................................  6

Item  6.  SELECTED FINANCIAL DATA (Omitted).......................................  6

Item  7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS ...........  6

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................ 11

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE .............................................. 28

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted)............ 29

Item 11.  EXECUTIVE COMPENSATION (Omitted)........................................ 29

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Omitted)................................................... 29

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted)................ 29

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K     .......................................................... 29

                         NORTHWEST PIPELINE CORPORATION

                                    FORM 10-K

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

BUSINESS ENVIRONMENT

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP") (formerly Williams Interstate Natural Gas Systems, Inc.). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). Prior to May 1, 1997, Pipeline was a wholly-owned subsidiary of Williams.

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

TRANSMISSION

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1998, Pipeline's system, having an aggregate mainline deliverability of approximately 2.5 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 40 mainline compressor stations with a combined capacity of approximately 307,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. Pipeline's transportation services (firm and interruptible) represented 100% of its total revenue in 1998, 1997 and 1996.

         In 1998, Pipeline transported natural gas for a total of 165 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest transportation customers of Pipeline in 1998 accounted for approximately 14.8% and 14.1%, respectively, of total operating revenues. No other customer accounted for more than 10% of total operating revenues in 1998. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible transportation service under agreements that are generally short term.



----------------------

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

         Pipeline has a contract with a third party, under which gas storage services are provided to Pipeline in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. Pipeline injects its own gas into the storage reservoir, and is authorized to utilize the Clay Basin Field at a seasonal storage level of 6.1 Bcf of working gas, with a firm delivery capability of 51 MMcf of gas per day.

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

EXPANSION PROJECTS

         Pipeline is currently developing the Columbia Gorge Project, which will meet the growing peak-day and annual market growth of British Columbia, Washington and Oregon. BC Gas is the major gas distributor in lower British Columbia. The Columbia Gorge project will provide firm transportation between a Stanfield, Washington receipt point and a delivery point near Sumas, Washington to serve the BC Gas markets. The project can be built in phases (50,000 up to 300,000 MMBtu per day). The first phase will serve BC Gas Utility Ltd., the major gas distributor in lower British Columbia, with firm transportation of 50,000 MMBtu per day between a Stanfield, Washington receipt point and a delivery point near Sumas, Washington. Pipeline filed a certificate application on May 15, 1998 and an amendment (to reflect design cost changes) in the fourth quarter of 1998. Total cost of this first phase is estimated at approximately $18.6 million with an expected in-service date of November 1, 1999.

         In March 1998, Pipeline filed for certificate authority to realign storage capacity authorized by the FERC to be retained for system balancing by replacing 3.04 Bcf of existing firm Clay Basin storage facility capacity (and
25.3 MMcf per day of associated firm deliverability) with 1.067 Bcf of Jackson Prairie expansion capacity (and 100 MMcf per day of associated firm deliverability). The FERC order authorizing expansion of the Jackson Prairie storage facility was received and accepted during September 1998. The total cost of Northwest's share of the expansion project is estimated at approximately $10 million with an expected in-service date of October 1, 1999.

OPERATING STATISTICS

         The following table summarizes volumes and capacity for the periods indicated:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    --------  --------  --------
Total throughput (TBtu) ..........................       732       714       834

Average Daily Transportation Volumes (TBtu) ......       2.0       2.0       2.3
Average Daily Firm Reserved Capacity (TBtu) ......       2.6       2.5       2.5

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

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the FERC on this rate case, which, among other issues, supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, settling all disputed matters in this rate case. Pipeline also sought judicial review of FERC's decision concerning rate of return. In July 1998, FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. If this most recent formula modification were to be applied in this rate proceeding, the rate of return result would be somewhat higher. Any additional revenues to which Pipeline might be entitled would be collected through a special FERC-authorized refund adjustment.

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

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement, which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of the FERC's decisions. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case.

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

EMPLOYEES

         At December 31, 1998, Pipeline employed 552 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

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

FORWARD-LOOKING INFORMATION

         Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Pipeline believes these forward-looking statements are based on reasonable assumptions, it cannot give any assurance that it will reach every objective. Pipeline is making these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

         As required by such Act, Pipeline hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Pipeline in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which Pipeline is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Pipeline or its subsidiary or which may be brought against Pipeline or its subsidiary, the effect of changes in accounting policies, and conditions of the capital markets Pipeline utilizes to access capital to finance operations; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return and the resolution of other regulatory matters discussed herein; (iii) risks and uncertainties related to the ability to develop expanded markets as well as the ability to maintain existing markets;
(iv) risks and uncertainties related to the year 2000 readiness of Pipeline, its customers, and its vendors; and (v) risks and uncertainties related to the ability to control costs. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts and weather conditions, among other things.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as described in Note 9 of Notes to Financial Statements and above under Items 1 and 2 Business and Properties, there are no material pending legal proceedings. Pipeline is subject to ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Pipeline is wholly-owned by WGP, a wholly-owned subsidiary of Williams.

         The payment of dividends by Pipeline on its common stock is restricted under various debt agreements. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1998, was approximately $175.8 million. In 1998 and 1997, Pipeline paid cash dividends on common stock of $36 million and $73.6 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         This analysis discusses financial results of Pipeline's operations for the years 1996 through 1998. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

         Operating revenues increased $14.3 million, or 5%, primarily due to the impact of a new rate design effective March 1, 1997 that enables greater short-term firm and interruptible transportation revenues, the favorable adjustments to rate refund accruals associated with the 1993 and 1996 rate cases and the reversal of a demand charge credit reserve in 1998, coupled with the 1997 unfavorable adjustments to rate refund accruals, partially offset by a $3.5 million gain on the sale of system balancing gas in 1997.

         Pipeline's transportation service accounted for 95% and 94% of operating revenues for the years ended December 31, 1998 and 1997, respectively. Additionally, gas storage service represented 3% of operating revenues for each of the years ended December 31, 1998 and 1997.

         Operating expenses increased $.4 million due primarily to higher operation and maintenance and general and administrative expenses as a result of increases in property damage reserves and modification of an employee benefit program associated with the vesting of paid time off, mostly offset by lower taxes other than income taxes.

         Operating income increased $13.9 million, or 11%, primarily due to the impact of a new rate design effective March 1, 1997, the favorable adjustments to rate refund accruals associated with the 1993 and 1996 rate cases, the 1997 increases to rate refund accruals and lower taxes other than income, partially offset by a $3.5 million gain on the sale of system balancing gas in 1997 and increased operation and maintenance and general and administrative expenses.

         Other interest expense decreased $2.6 million due to the use of a revolving credit agreement facility in 1997 and lower revenues subject to refund as a result of rate case settlements in 1998, partially offset by higher amortization of loss on reacquired debt as a result of the early debt retirements in late 1998 and 1997.

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

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing

         Pipeline's expenditures for property, plant and equipment additions amounted to $60.1 million, $44.4 million and $62.8 million for 1998, 1997 and 1996, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

         Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity.

         Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1998. Interest rates vary with current market conditions. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         In February 1997, NWP Enterprises ("Enterprises"), a wholly-owned subsidiary of Pipeline since its incorporation on January 2, 1997, entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at December 31, 1998 and 1997.

         Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

OTHER

         Refer to Items 1 and 2 Business and Properties for information about regulation of Pipeline's business. See Note 2 of Notes to Financial Statements for fair value of financial instruments.

Contingencies

         Reference is made to Note 9 of Notes to Financial Statements for information about regulatory, judicial and business developments which cause operating and financial uncertainties.

Effect of Inflation

         Pipeline generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Pipeline's property, plant and equipment and inventory is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Pipeline believes it will be allowed to recover and earn a return based on increased actual cost incurred when existing facilities are replaced. Cost-based regulation along with competition and other market factors limit Pipeline's ability to price services or products based upon inflation's effect on costs.

Year 2000 Compliance

         Williams and its wholly-owned subsidiaries, which include Pipeline, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical; 2) high, compliance necessary within a short period of time following January 1, 2000; 3) medium, compliance necessary within 30 days from January 1, 2000; 4) low, compliance desirable but not required; and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems are expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion by September 1, 1999. Some non-critical systems may not be compliant by January 1, 2000.

         Testing and validation activities have begun and will continue throughout the process. Year 2000 test labs are in place and operational. As expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the project status for traditional information technology and non-traditional areas. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.

                                              Tested      Untested     Not Compliant
                                              ------      --------     -------------
Traditional Information Technology               85%          15%              5%
Non-Traditional Information Technology           68%          32%              5%

         Pipeline initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Pipeline has sent approximately 220 letters and questionnaires to third parties including customers, vendors and service providers. Additional communications are being mailed during 1999. Pipeline is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of December 31, 1998, approximately 50% of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Pipeline will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Pipeline.

         Pipeline expects to utilize both internal resources and external contractors to complete the year 2000 compliance project. Pipeline has a core group of 30 people involved in this enterprise-wide project. This includes 1 individual responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 29 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be an additional 20 to 25 employees who are also contributing a portion of their time to the completion of this project.

         Several previously planned system implementations are scheduled for completion on or before September 1, 1999, which will lessen possible year 2000 impacts. For example, a new year 2000 compliant payroll/human resources system was implemented January 1, 1999. It replaced multiple human resources administration and payroll processing systems previously in place. WGP completed implementation of a new telephone system in 1998, and a new common financial system is scheduled for completion July 1, 1999. In situations where planned system implementations will not be in service timely, alternative steps are being taken to make existing systems compliant.

         Although all critical systems over which Pipeline has control are planned to be compliant and tested before the year 2000, Pipeline has identified two areas that would equate to a most reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the transportation system would cause service interruptions. This risk should be minimized by the enterprise-wide communications effort and evaluation of third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

         Initial contingency planning began during 1998; however, significant focus on that phase of the project will take place in 1999. Guidelines for that process were issued in January 1999 in the form of a formal business continuity plan. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999, and implemented where appropriate.

         Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Pipeline currently estimates the total cost of the project, including any accelerated system replacements, to be approximately $1.6 million. Prior to 1998 and during the first quarter of 1998, Pipeline was conducting the project awareness and inventory/assessment phases of the project. The second quarter of 1998 was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase. The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases. During the first quarter 1999, renovation/replacement and testing/validation will continue and contingency planning will begin. During the second quarter of 1999 the primary focus is expected to shift to testing/validation and contingency planning. The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing. Of the $1 million incurred to date, approximately $.3 million has been expensed, and approximately $.7 million has been capitalized. Of the $.6 million of future costs necessary to complete the project, approximately $.2 million will be expensed and the remainder capitalized. This estimate does not include Pipeline's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

         The preceding discussion contains forward-looking statements including, without limitation, statements relating to Pipeline's plans, strategies, objectives, expectations, intentions and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions, which may vary from actual results. Specifically, the dates on which Pipeline believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third-parties, Pipeline cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

MARKET RISK DISCLOSURES

Interest Rate Risk

         Pipeline's interest rate risk exposure primarily results from its debt portfolio, which is influenced by short-term rates, primarily LIBOR based borrowings from commercial banks and the issuance of commercial paper, and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in interest rates, Pipeline targets to maintain a significant portion of its debt portfolio in fixed rate debt. At December 31, 1998, the amount of Pipeline's fixed and variable rate debt was at targeted levels. Pipeline has traditionally maintained an investment grade credit rating as one aspect of managing its interest rate risk. In order to fund its 1999 capital expenditure plan, Pipeline may need to access various sources of liquidity, which may include traditional borrowing.

         The following table provides information as of December 31, 1998, about Pipeline's long-term debt that is subject to interest rate risk. The table presents principal cash flows and weighted average interest rates by expected maturity dates.


                                December 31, 1998
                              (Millions of Dollars)

                                             1999      2000      2001      2002      2003     Thereafter     Total     Fair Value
                                            -------   -------   -------   -------   -------   ----------   ----------  ----------
Long-term debt, including current portion:

     Fixed rate                                --        --        --        --     $   7.5   $    360.4   $    367.9  $    380.4

     Interest rate                              7.0%      7.0%      7.0%      7.0%      6.9%         6.9%

     Variable rate                          $   1.7   $   1.7   $   1.7   $   1.6      --           --     $      6.7  $      7.2

     Interest rate (1)

(1) Average of yields on U.S. Treasury notes for the four weeks prior to September 30 of each year, with a set range of 9% to 25%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Report of independent auditors.....................................................     12

Covered by report of independent auditors:

     Consolidated statement of income for the years ended
           December 31, 1998, 1997 and 1996........................................     13

     Consolidated balance sheet at December 31, 1998 and 1997 .....................     14

     Consolidated statement of cash flows for the years ended
           December 31, 1998, 1997 and 1996........................................     16

     Consolidated statement of capitalization for the years ended
           December 31, 1998, 1997 and 1996........................................     17

     Notes to consolidated financial statements....................................     18

Not covered by report of independent auditors:

     Quarterly financial data (unaudited)..........................................     28


           All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Northwest Pipeline Corporation


           We have audited the accompanying consolidated balance sheet of Northwest Pipeline Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Pipeline Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                           /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
February 26, 1999

                         NORTHWEST PIPELINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME


                                                  Year Ended December 31,
                                           ---------------------------------------
                                              1998          1997          1996
                                           -----------   -----------   -----------
                                                   (Thousands of Dollars)

OPERATING REVENUES (Notes 3, 9 and 10) ..  $   287,390   $   273,083   $   269,740
                                           -----------   -----------   -----------

OPERATING EXPENSES:
   General and administrative ...........       47,283        46,548        49,045
   Operation and maintenance ............       38,156        37,422        44,226
   Depreciation and amortization ........       50,957        50,883         38,87
   Taxes, other than income taxes .......       12,610        13,771       712,626
                                           -----------   -----------   -----------

                                               149,006       148,624       144,774
                                           -----------   -----------   -----------

      Operating income ..................      138,384       124,459       124,966
                                           -----------   -----------   -----------

OTHER INCOME - net ......................        3,722         2,908         5,356
                                           -----------   -----------   -----------

INTEREST CHARGES:
   Interest on long-term debt ...........       29,064        28,908        33,782
   Other interest .......................        8,496        11,051         5,182
   Allowance for borrowed funds used
      during construction ...............         (520)         (394)         (473)
                                           -----------   -----------   -----------

                                                37,040        39,565        38,491
                                           -----------   -----------   -----------


INCOME  BEFORE INCOME TAXES .............      105,066        87,802        91,831

PROVISION FOR INCOME TAXES (Note 4) .....       41,030        30,626        33,672
                                           -----------   -----------   -----------

NET INCOME ..............................  $    64,036   $    57,176   $    58,159
                                           ===========   ===========   ===========

CASH DIVIDENDS ON COMMON STOCK ..........  $    36,000   $    73,616   $    75,178
                                           ===========   ===========   ===========


-------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                       December 31,
                                                                 --------------------------
                                                                    1998           1997
                                                                 ----------     -----------
                                                                  (Thousands of Dollars)

PROPERTY, PLANT AND EQUIPMENT .................................. $1,573,593      $1,471,027
    Less - Accumulated depreciation and amortization............    667,163         570,521
                                                                 ----------     -----------

                                                                    906,430         900,506

    Construction work in progress...............................     21,258          18,819
                                                                 ----------     -----------

                                                                    927,688         919,325
                                                                 ----------     -----------

CURRENT ASSETS:
    Cash and cash equivalents...................................      1,164             627
    Advances to parent..........................................     26,734          71,823
    Accounts receivable -
       Trade (Note 2)...........................................     16,023          26,873
       Affiliated companies.....................................      3,395             668
    Materials and supplies (principally at average cost)........     10,575          10,619
    Exchange gas due from others................................     19,792          12,859
    Deferred income taxes (Note 4)..............................     20,261          25,867
    Prepayments and other.......................................      1,763           2,597
                                                                 ----------     -----------

                                                                     99,707         151,933
                                                                 ----------     -----------

OTHER ASSETS:
    Deferred charges............................................     52,876          54,181
                                                                 ----------     -----------

                                                                 $1,080,271     $ 1,125,439
                                                                 ==========     ===========


---------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                 December 31,
                                                            ----------------------
                                                               1998        1997
                                                            ----------  ----------
                                                            (Thousands of Dollars)

CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share, authorized
          and outstanding, 1,000 shares ..................  $        1  $        1
       Additional paid-in capital ........................     262,844     262,844
       Retained earnings (Note 5) ........................     190,507     162,617
                                                            ----------  ----------

                                                               453,352     425,462

    Long-term debt, less current maturities (Note 5) .....     372,440     408,287
                                                            ----------  ----------

                                                               825,792     833,749
                                                            ----------  ----------

CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 5) ........       1,667       1,667
    Accounts payable -
       Trade .............................................      12,576      14,934
       Affiliated companies ..............................       7,900      15,456
    Accrued liabilities -
       Taxes, other than income taxes ....................       4,138       4,044
       Interest ..........................................      11,225      17,227
       Employee costs ....................................      10,602       8,103
       Exchange gas due to others ........................      12,217       9,650
       Costs refundable through rate adjustments .........       8,264       2,766
       Reserves for estimated rate refunds (Note 9) ......      38,958      74,083
       Other .............................................         818       8,705
                                                            ----------  ----------
                                                               108,365     156,635
                                                            ----------  ----------

DEFERRED INCOME TAXES (Note 4) ...........................     135,920     126,801
                                                            ----------  ----------

OTHER DEFERRED CREDITS ...................................      10,194       8,254
                                                            ----------  ----------

CONTINGENT LIABILITIES AND COMMITMENTS (Note 9)
                                                            ----------  ----------

                                                            $1,080,271  $1,125,439
                                                            ==========  ==========



----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Year Ended December 31,
                                                                ---------------------------------
                                                                  1998        1997        1996
                                                                ---------   ---------   ---------
                                                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
   Net Income ................................................  $  64,036   $  57,176   $  58,159
   Adjustments to reconcile to cash provided by operations-
      Depreciation and amortization ..........................     50,957      50,883      38,877
      Provision (benefit) for deferred income taxes ..........     14,725      13,541        (733)
      Amortization of deferred charges and credits ...........      1,908        (872)     (1,268)
      Sale of receivables ....................................       --        10,000        --
      Allowance for equity funds used during construction ....       (813)       (541)       (730)
      Increase (decrease) from changes in:
         Accounts receivable and exchange gas due from
           others ............................................      1,190      (9,718)     11,195
         Inventory ...........................................         44        (109)        555
         Other current assets ................................      6,332      17,218      (4,812)
         Other assets and deferred charges ...................       (124)       (858)      3,557
         Accounts payable and exchange gas due to others .....     (8,225)      8,201      (5,362)
         Other accrued liabilities ...........................    (46,420)     25,171      11,853
         Other deferred credits ..............................      3,312       1,233        --
      Other ..................................................         (7)       (521)       (118)
                                                                ---------   ---------   ---------

   Net cash provided by operating activities .................     86,915     170,804     111,173
                                                                ---------   ---------   ---------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ...................................    (60,102)    (44,427)    (62,778)
      Proceeds from sales ....................................      1,455         968      13,485
      Changes in accounts payable ............................        878      (7,096)     (1,056)
   Payments from (advances to) parent ........................     45,089     (55,147)     24,539
                                                                ---------   ---------   ---------

   Net cash used by investing activities .....................    (12,680)   (105,702)    (25,810)
                                                                ---------   ---------   ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ..................       --       250,000        --
   Debt issue costs ..........................................       --        (6,673)       --
   Principal payments on long-term debt ......................    (35,847)   (210,557)    (10,515)
   Premium on early retirement of long-term debt .............     (1,851)    (23,869)       --
   Proceeds from notes payable to banks ......................       --       207,000        --
   Payments on notes payable to banks ........................       --      (207,000)       --
   Dividends paid ............................................    (36,000)    (73,616)    (75,178)
                                                                ---------   ---------   ---------

   Net cash used by financing activities .....................    (73,698)    (64,715)    (85,693)
                                                                ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS ........        537         387        (330)
                                                                ---------   ---------   ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............        627         240         570
                                                                ---------   ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR .....................  $   1,164   $     627   $     240
                                                                =========   =========   =========



---------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                    CONSOLIDATED STATEMENT OF CAPITALIZATION


                                                               Year Ended December 31,
                                                         ------------------------------------
                                                           1998         1997         1996
                                                         ----------   ----------   ----------
                                                                (Thousands of Dollars)
COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share,
      authorized and outstanding, 1,000 shares ........  $        1   $        1   $        1
                                                         ----------   ----------   ----------

   Additional paid-in capital -
      Balance at beginning of period ..................     262,844      262,844      262,440
         Noncash contribution of capital from parent ..        --           --            404
                                                         ----------   ----------   ----------

      Balance at end of period ........................     262,844      262,844      262,844
                                                         ----------   ----------   ----------

   Retained earnings -
      Balance at beginning of period ..................     162,617      179,485      197,019
         Net income ...................................      64,036       57,176       58,159
         Cash dividends ...............................     (36,000)     (73,616)     (75,178)
         Noncash dividend .............................        (146)        (428)        (515)
                                                         ----------   ----------   ----------

      Balance at end of period ........................     190,507      162,617      179,485
                                                         ----------   ----------   ----------

         Total common stockholder's equity ............     453,352      425,462      442,330
                                                         ----------   ----------   ----------


LONG-TERM DEBT (Note 5):
   Debentures -
      6.625%, payable 2007 ............................     250,000      250,000         --
      7.125%, payable 2025 ............................      84,695       84,683       84,672
      9%, payable through 2001 ........................        --           --          7,500
      9%, payable 2003 through 2022 ...................      32,749       32,941      149,390
      9.25%, payable through 2006 .....................        --           --         11,532
      10.65%, payable 1999 through 2018 ...............        --         34,000      100,000
   Adjustable rate notes, payable through 2002 ........       4,996        6,663        8,330
                                                         ----------   ----------   ----------

         Total long-term debt .........................     372,440      408,287      361,424
                                                         ----------   ----------   ----------

         Total capitalization .........................  $  825,792   $  833,749   $  803,754
                                                         ==========   ==========   ==========


------------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP") (formerly Williams Interstate Natural Gas Systems, Inc.). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams"). Prior to May 1, 1997, Pipeline was a wholly-owned subsidiary of Williams.

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington.

Basis of Presentation

         Financial position of Pipeline as of December 31, 1998 and 1997 and the results of operations and cash flows for the years ended December 31, 1998 and 1997 include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline, since its incorporation on January 2, 1997.

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

         Depreciation is provided by the straight-line method for transmission plant over its useful life. The composite annual D&A rate was 3.03%, 2.86% and 2.18% for 1998, 1997 and 1996, respectively, including an allowance for negative salvage beginning in 1997.

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

         The composite rate used to capitalize AFUDC was approximately 9.7%, 10.6% and 11.6% for 1998, 1997 and 1996, respectively. Equity AFUDC of $.8 million, $.5 million and $.7 million for 1998, 1997 and 1996, respectively, is reflected in other income.

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

Interest Payments

         Cash payments for interest were $29 million, $35.5 million and $33.4 million, net of $.5 million, $.4 million and $.5 million of interest capitalized in 1998, 1997 and 1996, respectively.

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

                         NORTHWEST PIPELINE CORPORATION

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents - The carrying amounts of these items are assumed to be indicative of their fair value.

Long-term debt - The fair value of Pipeline's publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. Pipeline used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

        The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $374 million and $388 million, respectively, at December 31, 1998, and $410 million and $417 million, respectively, at December 31, 1997.

(3)     REVENUES ATTRIBUTABLE TO MAJOR CUSTOMERS

        During some or all of the periods presented, more than 10% of Pipeline's operating revenues were generated from each of the following customers.

                                                                           Year Ended December 31,
                                                                  --------------------------------------------
                                                                   1998              1997               1996
                                                                  -------           -------            -------
                                                                           (Thousands of Dollars)
                 Puget Sound Energy, Inc.                         $42,565           $46,540            $41,687
                 Northwest Natural Gas Co.                         40,557            46,213             41,378
                 Pacific Interstate Transmission                   26,700            28,971             27,929
                 IGI Resources, Inc.                               26,236            32,323             23,295
                 Cascade Natural Gas Corp.                         23,467            28,337             25,849


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

                         NORTHWEST PIPELINE CORPORATION

(4)      INCOME TAXES

         Significant components of the deferred tax liabilities and assets are as follows:

                                                     December 31,
                                                 ---------------------
                                                 (Thousands of Dollars)
                                                   1998        1997
                                                 ---------   ---------
            Property, plant and equipment        $ 126,946   $ 118,434
            Regulatory assets                        5,483       5,401
            Loss on reacquired debt                 10,334      10,818
            Other - net                                685         746
                                                 ---------   ---------
            Deferred tax liabilities               143,448     135,399
                                                 ---------   ---------
            Rate refunds                           (18,310)    (22,250)
            Regulatory liabilities                  (2,246)     (2,680)
            Accrued liabilities                     (2,927)     (5,777)
            State deferred taxes                    (4,306)     (3,758)
                                                 ---------   ---------
            Deferred tax assets                    (27,789)    (34,465)
                                                 ---------   ---------
            Net deferred tax liabilities         $ 115,659   $ 100,934
                                                 =========   =========

            Reflected as:
              Deferred income taxes - asset      $ (20,261)  $ (25,867)
              Deferred income taxes - liability    135,920     126,801
                                                 ---------   ---------
                                                 $ 115,659   $ 100,934
                                                 =========   =========

        The provision (benefit) for income taxes includes:

                                                   Year Ended December 31,
                                              ---------------------------------
                                                1998        1997         1996
                                              --------    --------     --------
                                                  (Thousands of Dollars)
        Current:
           Federal .......................    $ 22,480    $ 15,708     $ 32,053
           State .........................       3,825       1,377        2,352
                                              --------    --------     --------
                                                26,305      17,085       34,405
                                              --------    --------     --------
        Deferred:
           Federal .......................      13,159      12,144         (702)
           State .........................       1,566       1,397          (31)
                                              --------    --------     --------
                                                14,725      13,541         (733)
                                              --------    --------     --------
        Total provision ..................    $ 41,030    $ 30,626     $ 33,672
                                              ========    ========     ========

                         NORTHWEST PIPELINE CORPORATION

        A reconciliation of the statutory Federal income tax rate to the provision for income taxes on continuing operations is as follows:

                                                                    Year Ended December 31,
                                                               ----------------------------------
                                                                 1998        1997         1996
                                                               ---------   ---------    ---------
                                                                     (Thousands of Dollars)
     Provision at statutory Federal income tax
       rate of 35% ..........................................  $  36,773   $  30,731    $  32,142
     Increase (decrease) in tax provision resulting from -
        Federal audits ......................................       --          --            156
        State income taxes net of Federal tax benefit .......      3,504       1,842        2,425
        State Investment Tax Credit .........................       --          --           (865)
        Other - net .........................................        753      (1,947)        (186)
                                                               ---------   ---------    ---------

           Provision for income taxes .......................  $  41,030   $  30,626    $  33,672
                                                               ---------   ---------    ---------

     Effective tax rate .....................................      39.05%      34.88%       36.67%
                                                               =========   =========    =========

         Net cash payments made to Williams for income taxes were $26.7 million, $13.1 million and $25.2 million in 1998, 1997 and 1996, respectively.

(6)      LONG-TERM DEBT, LEASES AND BANKING ARRANGEMENTS

Debt Covenants

         The terms of Pipeline's debt indentures preclude the issuance of mortgage bonds. The indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Pipeline's debt indentures also contain restrictions which, under certain circumstances, limit the issuance of additional debt and restrict the disposal of a major portion of its natural gas pipeline system. Pipeline's debt indentures also contain provisions limiting common stock dividends. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1998, was approximately $175.8 million.

Long-Term Debt

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

                         NORTHWEST PIPELINE CORPORATION

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

         On November 15, 1998, Pipeline made an optional prepayment of the remaining $34 million of its 10.65% Debentures, due 2018, with a premium of $1.8 million, under the early redemption provisions of the indenture. The early redemption premium and the unamortized debt expense associated with the 10.65% Debentures, totaling $2 million, will be amortized over the life of the retired debt. Excess funds previously advanced to Williams were used to fund the prepayment and premium.

Adjustable Interest Rate Notes

         The interest rate on these notes will be adjusted periodically based on a calculation using the United States Treasury Rate, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 1998 was 9%.

Sinking Fund Requirements and Maturities

         As of December 31, 1998, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:

                                                 (Thousands
                                                 of Dollars)
                                                 -----------
                           1999...........         $ 1,667
                           2000...........           1,667
                           2001...........           1,667
                           2002...........           1,662
                           2003...........           7,500

Line-of-Credit Arrangements

         Pipeline shares in a $1 billion Revolving Credit Facility with Williams and four affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1997 or 1998. Interest rates vary with current market conditions. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

                         NORTHWEST PIPELINE CORPORATION

         Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

Leases

         Pipeline's leasing arrangements include mostly premise and equipment leases that are classified as operating leases.

         The major operating lease is a leveraged lease, which became effective during 1982 for Pipeline's headquarters building. The agreement has an initial term of approximately 27 years, with options for consecutive renewal terms of approximately 9 years and 10 years. The major component of the lease payment is set through the initial and first renewal terms of the lease. Various purchase options exist under the building lease, including options involving adverse regulatory development.

         Following are the estimated future minimum yearly rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

                                                       (Thousands
                                                       of Dollars)
                                                       -----------
                     1999 ................               $ 8,757
                     2000 ................                 8,757
                     2001 ................                 8,757
                     2002 ................                 8,757
                     2003 ................                 8,757
                     Thereafter...........                72,131
                                                        --------
                         Total............              $115,916
                                                        ========

           Operating lease rental expense amounted to $8.3 million, $8 million and $8.1 million for 1998, 1997 and 1996, respectively. Capital lease payments for the periods presented are not significant.

(7)      EMPLOYEE BENEFIT PLANS

         Pipeline's employees are covered by Williams' non-contributory defined-benefit pension plan and Williams' health care plan that provides postretirement medical benefits to certain retired employees. Contributions for pension and postretirement medical benefits related to Pipeline's participation in these plans were $5.5 million, $5.2 million and $4.6 million in 1998, 1997 and 1996, respectively.

         Pipeline's employees are also covered by various Williams' defined-contribution plans. Pipeline's costs related to these plans totaled $1.9 million, $1.5 million and $1.5 million in 1998, 1997 and 1996, respectively.

(8)      STOCK-BASED COMPENSATION

         Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after three years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire 10 years after grant.

         Williams' employee stock-based awards are accounted for under Accounting Principles Board (?APB?) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

                         NORTHWEST PIPELINE CORPORATION

         FAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in FAS 123 had been applied in measuring compensation cost. Pro forma net income for Pipeline was $63 million, $56.1 million and $58.1 million for 1998, 1997 and 1996, respectively. Reported net income was $64 million, $57.2 million and $58.2 million for 1998, 1997 and 1996, respectively. Pro forma amounts for 1998 and 1997 include the remaining total compensation expense from the awards made in 1997 and 1996, respectively, as these awards fully vested in 1998 and 1997, respectively, as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

         Stock options granted to employees of Pipeline in 1998, 1997 and 1996 were 149,850 shares, 288,384 shares and 452,002 shares, respectively, at a weighted average grant date fair value of $8.19, $5.98 and $3.92, respectively. Stock options outstanding and options exercisable for employees of Pipeline were 1,292,429 shares and 1,143,757 shares, respectively, at December 31, 1998; 1,185,523 shares and 901,139 shares, respectively, at December 31, 1997; and 1,104,092 shares and 550,602 shares, respectively, at December 31, 1996.

(9)      RELATED PARTY TRANSACTIONS

         Williams' corporate overhead expenses allocated to Pipeline were $4.1 million, $3.9 million and $4.8 million for 1998, 1997 and 1996, respectively. Such expenses have been allocated to Pipeline by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis, which amounted to $3.2 million, $3 million and $3.8 million for 1998, 1997 and 1996, respectively. In addition, Pipeline received interest income from advances to parent of $3.2 million, $1.8 million, and $1.9 million during 1998, 1997 and 1996, respectively.

         During the periods presented, Pipeline's revenues reflect transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $1.4 million, $2.8 million and $1.3 million for 1998, 1997 and 1996, respectively.

         Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are charged on the basis of commercial relationships and prevailing market prices or general industry practices.

(10)     Contingent Liabilities and Commitments

Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the FERC on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including

                         NORTHWEST PIPELINE CORPORATION
interest, settling all disputed matters in this case. Pipeline also sought judicial review of the FERC's decision concerning rate of return. In July 1998, FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. If this most recent formula modification were to be applied in this rate proceeding, the rate of return result would be somewhathigher. Any additional revenues to which Pipeline might be entitled would be collected through a special FERC-authorized refund adjustment.

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

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement, which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of the FERC's decisions. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case.

Significant Litigation

         In October 1995, Pipeline received a judge's order following a non-jury trial involving claims arising from a transportation agreement of a former customer. In the decision, which was amended in January 1996, it was held that Pipeline was liable to the former customer in the amount of $5.3 million, plus interest. Pipeline settled this case in May 1998 for an amount that approximated its previously recorded financial reserve. The bankruptcy court subsequently approved disbursement of the escrowed settlement payments, thereby satisfying the judgement.

                         NORTHWEST PIPELINE CORPORATION

         In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the Federal government, treble damages, a civil penalty, attorneys' fees and costs.

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

Other Matters

         Commitments for construction and acquisition of property, plant and equipment are approximately $39 million at December 31, 1998.

         In February 1997, Enterprises entered into a new agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at December 31, 1998 and 1997.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 1998 and 1997:

                                                                           Quarter of 1998
                                                       ------------------------------------------------------------
                                                        First            Second           Third             Fourth
                                                       --------         --------         --------          --------
                                                                       (Thousands of Dollars)
Operating revenues............................         $ 71,218         $ 70,312         $ 73,908          $ 71,952
Operating income..............................           34,244           35,843           36,128            32,169
Net income....................................           16,190           17,385           16,687            13,774

                                                                           Quarter of 1997
                                                       ------------------------------------------------------------
                                                        First            Second           Third             Fourth
                                                       --------         --------         --------          --------
                                                                       (Thousands of Dollars)
Operating revenues............................         $ 67,206         $ 66,050         $ 71,197          $ 68,630
Operating income..............................           29,441           29,731           35,569            29,718
Net income....................................           14,493           11,361           18,526            12,796


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1 AND 2. FINANCIAL STATEMENTS AND SCHEDULES (included in Parts II and IV of this report).

        The financial statements are listed in the Index to Financial Statements on page 11. No schedules are required to be filed.

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

        *(b) Senior Indenture, dated as of August 1, 1992, between Pipeline and
             Continental Bank, N.A., relating to Pipeline's 9% Debentures, due 2022 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-49150, filed July 2, 1992).

        *(c) Senior Indenture, dated as of November 30, 1995 between Pipeline and Chemical Bank, relating to Pipeline's 7.125% Debentures, due 2025 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-62639, filed September 14, 1995).

        *(d) Second Amended and Restated Credit Agreement dated as of July 23,
             1997, by and among Pipeline, Williams, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation, Williams Holdings of Delaware, Inc., Williams Communications Solutions, LLC, and Citibank N.A., as agent, and the banks named therein (Exhibit 4(c) to Williams Form 10-K for the year ended 1997, Commission File Number 1-4174).

        *(e) Senior indenture, dated as of December 8, 1997 between Pipeline and The Chase Manhattan Bank, relating to Pipeline's 6.625% Debentures, due 2007 (Exhibit 4.1 to Registration Statement on Form S-3, No. 333-35101, filed September 8, 1997.

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


-------------------

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


                                      NORTHWEST PIPELINE CORPORATION
                                              (Registrant)


                                      By  /s/Brian E. O'Neill
                                         -------------------------------------
                                             Brian E. O'Neill, President

Date:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature              Title
             ---------              -----

     /s/ Keith E. Bailey            Chairman of the Board and Director
---------------------------------
         Keith E. Bailey


     /s/ Brian E. O'Neill           President (Principal Executive Officer) and
---------------------------------   Director
         Brian E. O'Neill


     /s/ J. Douglas Whisenant       Sr. Vice President and General Manager and
---------------------------------   Director
         J. Douglas Whisenant


     /s/ Nick A. Bacile             Vice President and Treasurer (Principal
---------------------------------   Financial Officer)
         Nick A. Bacile


     /s/ Jeffrey R. Valentine       Controller (Principal Accounting Officer)
---------------------------------
         Jeffrey R. Valentine



Date:  March 29, 1999

                                  EXHIBIT INDEX



 Exhibit
 -------

   23     Consent of Independent Auditors

   27     Financial Data Schedule