Form 10-Q
period 1999-03-31
NORTHWEST PIPELINE CORP
filed 1999-05-14
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
                         ------------------------------
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

                                    No Change
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at May 12,1999
--------------------------                         --------------------------
Common stock, $1 par value                                 1,000 shares


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Consolidated Statement of Income, three months
         ended March 31, 1999 and 1998....................................................                   1

      Condensed Consolidated Balance Sheet as of March 31, 1999 and
         December 31, 1998 ...............................................................                   2

      Condensed Consolidated Statement of Cash Flows, three
         months ended March 31, 1999 and 1998 ............................................                   4

      Notes to Condensed Consolidated Financial Statements ...............................                   5

   Item 2.  Management's Narrative Analysis of the Results of Operations .................                   8


PART II.  OTHER INFORMATION ..............................................................                  11



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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

================================================================================


                                                                    Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------
                                                                         (Thousands)

OPERATING REVENUES .........................................   $     70,141    $     71,218
                                                               ------------    ------------
OPERATING EXPENSES:
   General and administrative ..............................         13,344          11,845
   Operation and maintenance ...............................          8,890           8,267
   Depreciation and amortization ...........................         13,174          13,099
   Taxes, other than income taxes ..........................          4,752           3,763
                                                               ------------    ------------
                                                                     40,160          36,974
                                                               ------------    ------------
        Operating income ...................................         29,981          34,244
                                                               ------------    ------------
OTHER INCOME - net .........................................            733           1,247
                                                               ------------    ------------
INTEREST CHARGES:
   Interest on long-term debt ..............................          6,544           7,214
   Other interest ..........................................          1,836           2,599
   Allowance for borrowed funds used during construction ...           (143)            (71)
                                                               ------------    ------------
                                                                      8,237           9,742
                                                               ------------    ------------
INCOME BEFORE INCOME TAXES .................................         22,477          25,749

PROVISION FOR INCOME TAXES .................................          9,201           9,559
                                                               ------------    ------------
NET INCOME .................................................   $     13,276    $     16,190
                                                               ============    ============
CASH DIVIDENDS ON COMMON STOCK .............................   $     18,000    $     12,000
                                                               ============    ============



---------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                                     ASSETS


                                                                 March 31,    December 31,
                                                                   1999           1998
                                                               ------------   ------------
                                                                        (Thousands)

PROPERTY, PLANT AND EQUIPMENT, at cost .....................   $  1,580,130   $  1,573,593
   Less - Accumulated depreciation and amortization ........        680,451        667,163
                                                               ------------   ------------

                                                                    899,679        906,430

   Construction work in progress ...........................         24,141         21,258
                                                               ------------   ------------
                                                                    923,820        927,688
                                                               ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents ...............................            295          1,164
   Advances to parent ......................................         35,874         26,734
   Accounts receivable -
        Trade ..............................................         14,800         16,023
        Affiliated companies ...............................          1,422          3,395
   Materials and supplies (principally at average cost) ....         10,521         10,575
   Exchange gas due from others ............................         10,586         19,792
   Deferred income taxes ...................................         20,525         20,261
   Prepayments and other ...................................          1,263          1,763
                                                               ------------   ------------
                                                                     95,286         99,707
                                                               ------------   ------------

OTHER ASSETS:
   Deferred charges ........................................         51,409         52,876
                                                               ------------   ------------
                                                               $  1,070,515   $  1,080,271
                                                               ============   ============



---------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                 March 31,    December 31,
                                                                   1999            1998
                                                               ------------   ------------
                                                                        (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         Authorized and outstanding, 1,000 shares ..........   $          1   $          1
       Additional paid-in capital ..........................        262,844        262,844
       Retained earnings ...................................        185,784        190,507
                                                               ------------   ------------
                                                                    448,629        453,352

   Long-term debt, less current maturities .................        370,778        372,440
                                                               ------------   ------------
                                                                    819,407        825,792
                                                               ------------   ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt ....................          1,667          1,667
   Accounts payable -
       Trade ...............................................          7,815         12,576
       Affiliated companies ................................          9,593          7,900
   Accrued liabilities -
       Taxes, other than income taxes ......................          6,811          4,138
       Interest ............................................         16,902         11,225
       Employee costs ......................................          8,559         10,602
       Exchange gas due to others ..........................         11,275         20,481
       Reserves for estimated rate refunds .................         38,224         38,958
       Other ...............................................          3,139            818
                                                               ------------   ------------
                                                                    103,985        108,365
                                                               ------------   ------------
DEFERRED INCOME TAXES ......................................        137,434        135,920
                                                               ------------   ------------
OTHER DEFERRED CREDITS .....................................          9,689         10,194
                                                               ------------   ------------
CONTINGENT LIABILITIES AND COMMITMENTS .....................
                                                               ------------   ------------
                                                               $  1,070,515   $  1,080,271
                                                               ============   ============



---------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================


                                                                          Three Months Ended
                                                                               March 31,
                                                                    ----------------------------
                                                                         1999           1998
                                                                    ------------    ------------
                                                                            (Thousands)
OPERATING ACTIVITIES:
   Net income ...................................................   $     13,276    $     16,190
   Adjustments to reconcile to cash provided by operations -
      Depreciation and amortization .............................         13,174          13,099
      Provision for deferred income taxes .......................          1,250           3,395
      Amortization of deferred charges and credits ..............            559             170
      Allowance for equity funds used during construction .......           (255)           (111)
      Increase (decrease) from changes in:
        Accounts receivable and exchange gas due from others.....         12,402          12,207
        Inventory ...............................................             54             (37)
        Other current assets ....................................          3,511           1,483
        Other assets and deferred charges .......................            635            (295)
        Accounts payable and exchange gas due to others .........        (10,616)        (17,035)
        Other accrued liabilities ...............................          7,894           9,151
        Other deferred credits ..................................           (227)           (111)
      Other .....................................................              1              (7)
                                                                    ------------    ------------
   Net cash provided by operating activities ....................         41,658          38,099
                                                                    ------------    ------------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ......................................         (9,177)        (10,942)
      Proceeds from sales .......................................            126           1,234
      Changes in accounts payable ...............................         (4,669)           (704)
   Advances to parent ...........................................         (9,140)        (14,207)
                                                                    ------------    ------------
   Net cash used by investing activities ........................        (22,860)        (24,619)
                                                                    ------------    ------------
FINANCING ACTIVITIES:
   Principal payments on long-term debt .........................         (1,667)         (1,867)
   Premium on early retirement of long-term debt ................             --             (19)
   Dividends paid ...............................................        (18,000)        (12,000)
                                                                    ------------    ------------
   Net cash used by financing activities ........................        (19,667)        (13,886)
                                                                    ------------    ------------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS ..................................................           (869)           (406)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................          1,164             627
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $        295    $        221
                                                                    ============    ============



--------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

(1)     General

        The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, notes thereto and management's narrative analysis included in Pipeline's 1998 Annual Report on Form 10-K.

        Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP") (formerly Williams Interstate Natural Gas Systems, Inc.). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

(2)     Basis of Presentation

        The financial position of Pipeline as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline.

(3)     Long-Term Debt and Banking Arrangements

        Pipeline shares in a $1 billion Revolving Credit Facility with Williams and five affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1999. Interest rates vary with current market conditions. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

(4)     Contingent Liabilities and Commitments

Pending Rate Cases

On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, settling all disputed matters in this case. Pipeline also sought judicial review of the FERC's decision concerning rate of return on equity. In July 1998, FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. If this most recent formula modification were to be applied in this rate proceeding, the rate of return result would be somewhat higher. Any additional revenues to which Pipeline might be entitled would be collected through a special FERC-authorized refund adjustment. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. The FERC should rule in the near future.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. Pipeline is seeking review of this and other aspects of the ALJ decision. If the FERC applies its recently announced modifications to the rate of return formula giving less weight to long-term growth factors, the resulting rate of return on equity would be somewhat higher. Pipeline has not yet made any changes to its accounting reserves pending FERC action in this proceeding.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement, which would resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of certain aspects of the FERC's decisions. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case.

Significant Litigation

         In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the Federal government, treble damages, a civil penalty, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado.

Other Legal and Regulatory Matters

         In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Other Matters

        Enterprises participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at March 31, 1999.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations


        This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 1999 and 1998. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1998

        Operating revenues decreased $1.1 million, or 2%, due primarily to lower short-term firm and interruptible transportation revenues and the $.4 million gain on the sale of system balancing gas in 1998.

        Pipeline's transportation service accounted for 96% and 95% of operating revenues for the quarters ended March 31, 1999 and 1998, respectively. Additionally, gas storage service represented 3% of operating revenues in each of the quarters ended March 31, 1999 and 1998.

        Operating expenses increased $3.2 million, or 9%, due primarily to $2.3 million in accruals for damages associated with pipeline ruptures and higher taxes, other than income taxes.

        Operating income decreased $4.3 million, or 12%, primarily due to increased accruals for damages associated with pipeline ruptures, higher taxes, other than income taxes, lower short-term firm and interruptible transportation revenues and a 1998 gain on the sale of system balancing gas.

        Interest on long-term debt decreased $.7 million as a result of the early retirement of the 10.65% Debentures in November of 1998. Other interest decreased $.8 million due to lower revenues subject to refund as a result of rate case settlements in 1998.

        The following table summarizes volumes and capacity for the periods indicated:

                                                                     Quarter Ended March 31,
                                                               ---------------------------------
                                                                    1999                1998
                                                               --------------     --------------
         Total Gas volumes throughput (TBtu)                              192                208

         Average Daily Transportation Volumes (TBtu)                      2.1                2.6
         Average Daily Firm Reserved Capacity (TBtu)                      2.7                2.5

FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 1999 capital expenditures will total approximately $89.9 million, of which $9.2 million has been expended through March 31, 1999. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

        Pipeline shares in a $1 billion Revolving Credit Facility with Williams and five affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 1999. Interest rates vary with current market conditions. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

         Testing and validation activities have begun and will continue throughout the process. Year 2000 test labs are in place and operational. As expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the project status for traditional information technology and non-traditional areas as of March 31, 1999. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items, which have been identified as not year 2000 compliant.

                                                Tested       Untested        Not Compliant
                                                ------       --------        -------------

Traditional Information Technology                 97%            3%                 5%
Non-Traditional Information Technology             96%            4%                 5%

         Pipeline initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Pipeline has sent approximately 270 letters and questionnaires to third parties including customers, vendors and service providers. Additional communications are being mailed during 1999. Pipeline is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of March 31, 1999, approximately 55% of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Pipeline will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Pipeline.

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

         Several previously planned system implementations are scheduled for completion on or before September 1, 1999, which will lessen possible year 2000 impacts. For example, a new year 2000 compliant payroll/human resources system was implemented January 1, 1999. It replaced multiple human resources administration and payroll processing systems previously in place. WGP completed implementation of a new telephone system in 1998, and an upgrade to the financial system is scheduled for completion July 1, 1999. In situations where planned system implementations will not be in service timely, alternative steps are being taken to make existing systems compliant.

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

         Initial contingency planning began during 1998. Significant focus on that phase of the project is taking place in 1999. Guidelines for that process were issued in January 1999. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by July 31, 1999, and implemented where appropriate by September 30, 1999.

         Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Pipeline currently estimates the total cost of the project, including any accelerated system replacements, to be approximately $1.6 million. Prior to 1998 and during the first quarter of 1998, Pipeline was conducting the project awareness and inventory/assessment phases of the project. The second quarter of 1998 was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase. The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases. During the first quarter 1999, renovation/replacement and testing/validation continued and contingency planning began. During the second quarter of 1999 the primary focus is expected to shift to testing/validation and contingency planning. The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing. Of the $1.1 million incurred to date, approximately $.3 million has been expensed, and approximately $.8 million has been capitalized. Of the $.5 million of future costs necessary to complete the project, approximately $.2 million will be expensed and the remainder capitalized. This estimate does not include Pipeline's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

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



                                      NORTHWEST PIPELINE CORPORATION
                                      ------------------------------
                                               Registrant



                                  By:    /s/ Jeffrey R. Valentine
                                      ------------------------------
                                           Jeffrey R. Valentine
                                                Controller
                                       (Duly Authorized Officer and
                                         Chief Accounting Officer)



Date:   May 12, 1999

                                  EXHIBIT INDEX


Exhibit
Number        Description
-------       -----------

  27          Financial Data Schedule