Form 10-Q
period 1999-06-30
NORTHWEST PIPELINE CORP
filed 1999-08-13
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                    --------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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

                                    No Change
      --------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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


         Class                                 Outstanding at August 12, 1999
--------------------------                     ------------------------------
Common stock, $1 par value                            1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS




                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Consolidated Statement of Income, three and six months
        ended June 30, 1999 and 1998............................................................      1

      Condensed Consolidated Balance Sheet as of June 30, 1999 and
        December 31, 1998.......................................................................      2

      Condensed Consolidated Statement of Cash Flows, six
        months ended June 30, 1999 and 1998.....................................................      4

      Notes to Condensed Consolidated Financial Statements......................................      5

   Item 2.  Management's Narrative Analysis of the Results of Operations........................      8


PART II.  OTHER INFORMATION.....................................................................     11







Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K and 1999 first quarter report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

================================================================================


                                               Three Months Ended        Six Months Ended
                                                     June 30,                June 30,
                                             ----------------------    ----------------------
                                                1999         1998        1999          1998
                                             ---------    ---------    ---------    ---------
                                                              (Thousands)
OPERATING REVENUES .......................   $  77,276    $  70,312    $ 147,417    $ 141,530
                                             ---------    ---------    ---------    ---------

OPERATING EXPENSES:
   General and administrative ............      10,307        8,982       23,651       20,827
   Operation and maintenance .............       9,545        9,404       18,435       17,671
   Depreciation and amortization .........      11,329       12,825       24,503       25,924
   Taxes, other than income taxes ........       3,625        3,258        8,377        7,021
                                             ---------    ---------    ---------    ---------
                                                34,806       34,469       74,966       71,443
                                             ---------    ---------    ---------    ---------
     Operating income ....................      42,470       35,843       72,451       70,087
                                             ---------    ---------    ---------    ---------
OTHER INCOME - net .......................         564        1,158        1,297        2,405
                                             ---------    ---------    ---------    ---------
INTEREST CHARGES:
   Interest on long-term debt ............       6,507        7,450       13,051       14,664
   Other interest ........................        (432)       2,521        1,404        5,120
   Allowance for borrowed funds used during
     construction ........................        (217)        (131)        (360)        (202)
                                             ---------    ---------    ---------    ---------
                                                 5,858        9,840       14,095       19,582
                                             ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ...............      37,176       27,161       59,653       52,910

PROVISION FOR INCOME TAXES ...............      13,259        9,776       22,460       19,335
                                             ---------    ---------    ---------    ---------
NET INCOME ...............................   $  23,917    $  17,385    $  37,193    $  33,575
                                             =========    =========    =========    =========

CASH DIVIDENDS ON COMMON STOCK ...........   $  18,000    $  12,000    $  36,000    $  24,000
                                             =========    =========    =========    =========



---------------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================


                                     ASSETS


                                                             June 30,       December 31,
                                                               1999           1998
                                                          --------------   --------------
                                                                    (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost ................   $    1,577,301   $    1,573,593
   Less - Accumulated depreciation and amortization ...          680,888          667,163
                                                          --------------   --------------

                                                                 896,413          906,430

   Construction work in progress ......................           32,331           21,258
                                                          --------------   --------------
                                                                 928,744          927,688
                                                          --------------   --------------

CURRENT ASSETS:
   Cash and cash equivalents ..........................              369            1,164
   Advances to parent .................................           26,343           26,734
   Accounts receivable -
     Trade ............................................           12,384           16,023
     Affiliated companies .............................            1,884            3,395
   Materials and supplies (principally at average
     cost).............................................           10,566           10,575
   Exchange gas due from others .......................            7,255           19,792
   Deferred income taxes ..............................           18,756           20,261
   Prepayments and other ..............................            1,585            1,763
                                                          --------------   --------------
                                                                  79,142           99,707
                                                          --------------   --------------
OTHER ASSETS:
   Deferred charges ...................................           54,701           52,876
                                                          --------------   --------------
                                                          $    1,062,587   $    1,080,271
                                                          ==============   ==============





--------------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                 June 30,       December 31,
                                                                   1999             1998
                                                              --------------   --------------
                                                                        (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares .........   $            1   $            1
       Additional paid-in capital .........................          262,844          262,844
       Retained earnings ..................................          191,701          190,507
                                                              --------------   --------------
                                                                     454,546          453,352
   Long-term debt, less current maturities ................          370,783          372,440
                                                              --------------   --------------
                                                                     825,329          825,792
                                                              --------------   --------------

CURRENT LIABILITIES:
   Current maturities of long-term debt ...................            1,667            1,667
   Accounts payable -
       Trade ..............................................            8,861           12,576
       Affiliated companies ...............................            9,601            7,900
   Accrued liabilities -
       Income taxes .......................................            1,257             --
       Taxes, other than income taxes .....................            6,016            4,138
       Interest ...........................................           10,836           11,225
       Employee costs .....................................            9,743           10,602
       Exchange gas due to others .........................            7,944           20,481
       Reserves for estimated rate refunds ................           29,653           38,958
       Other ..............................................            2,866              818
                                                              --------------   --------------
                                                                      88,444          108,365
                                                              --------------   --------------
DEFERRED INCOME TAXES .....................................          139,634          135,920
                                                              --------------   --------------
OTHER DEFERRED CREDITS ....................................            9,180           10,194
                                                              --------------   --------------
CONTINGENT LIABILITIES AND COMMITMENTS.....................
                                                              --------------   --------------
                                                              $    1,062,587   $    1,080,271
                                                              ==============   ==============




---------------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================


                                                                                Six Months Ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                              1999           1998
                                                                         --------------    --------------
                                                                                  (Thousands)
OPERATING ACTIVITIES:
   Net income ........................................................   $       37,193    $       33,575
   Adjustments to reconcile to cash provided by operations -
      Depreciation and amortization ..................................           24,503            25,924
      Provision for deferred income taxes ............................            5,219             7,563
      Amortization of deferred charges and credits ...................            1,088               259
      Allowance for equity funds used during construction ............             (639)             (316)
      Increase (decrease) from changes in:
        Accounts receivable and exchange gas due from
         others ......................................................           32,886            15,801
        Inventory ....................................................                9              (272)
        Other current assets .........................................          (15,341)             (313)
        Other assets and deferred charges ............................           (3,462)             (403)
        Accounts payable and exchange gas due to others ..............          (12,040)           (7,099)
        Other accrued liabilities ....................................           (5,370)          (29,024)
        Other deferred credits .......................................             (455)             (472)
      Other ..........................................................                1                (7)
                                                                         --------------    --------------
   Net cash provided by operating activities .........................           63,592            45,216
                                                                         --------------    --------------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ...........................................          (25,288)          (26,182)
      Proceeds from sales ............................................              368             1,737
      Changes in accounts payable ....................................           (2,191)           (3,064)
   Advances to parent ................................................              391             7,760
                                                                         --------------    --------------
   Net cash used by investing activities .............................          (26,720)          (19,749)
                                                                         --------------    --------------
FINANCING ACTIVITIES:
   Principal payments on long-term debt ..............................           (1,667)           (1,867)
   Premium on early retirement of long-term debt .....................             --                 (19)
   Dividends paid ....................................................          (36,000)          (24,000)
                                                                         --------------    --------------
   Net cash used by financing activities .............................          (37,667)          (25,886)
                                                                         --------------    --------------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS .......................................................             (795)             (419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................            1,164               627
                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $          369    $          208
                                                                         ==============    ==============


-------------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

(1)     General


        The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 1999 and December 31, 1998, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, notes thereto and management's narrative analysis included in Pipeline's 1998 Annual Report on Form 10-K.

        Pipeline is a wholly owned subsidiary of Williams Gas Pipeline Company ("WGP") (formerly Williams Interstate Natural Gas Systems, Inc.). WGP is a wholly owned subsidiary of The Williams Companies, Inc. ("Williams").

(2)     Basis of Presentation

        The condensed consolidated financial statements include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline.

(3)     Long-Term Debt and Banking Arrangements

        Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1999. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates that were unused by Pipeline at June 30, 1999. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

(4)     Contingent Liabilities and Commitments

Pending Rate Cases

On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party is seeking judicial review of the inclusion of unpaid accruals in rate base. In July 1998, FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for GDP growth data. Pipeline anticipates that the further proceedings in this case concerning long term growth will raise the previously authorized rate of return on equity.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. Pipeline has reduced its rate refund liabilities $9.9 million to reflect FERC's recent action in this proceeding.

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

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

Other Legal and Regulatory Matters

        In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

Summary of Contingent Liabilities

        Management believes that the ultimate resolution of the foregoing matters, after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a materially adverse effect upon Pipeline's future financial position, results of operations, and cash flow requirements.

Other Matters

        Enterprises participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at June 30, 1999.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations

        This analysis discusses financial results of Pipeline's operations for the six-month periods ended June 30, 1999 and 1998. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

        This analysis should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 1998 Annual Report on Form 10-K and in Pipeline's 1999 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS


Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

        Operating revenues increased $5.9 million, or 4%, due primarily to the 1999 reduction to rate refund liabilities of $8.3 million associated with the 1995 rate case, partially offset by lower short-term firm and interruptible transportation revenues and the 1998 reduction to rate refund liabilities of $1.5 million associated with the 1993 rate case and gain of $.4 million on the sale of system balancing gas.

        Pipeline's transportation service accounted for 97% and 95% of operating revenues for the six-month periods ended June 30, 1999 and 1998, respectively. Additionally, 2% and 3% of operating revenues represented gas storage service for the six-month periods ended June 30, 1999 and 1998, respectively.

        Operating expenses increased $3.5 million, or 5%, due primarily to $2.3 million in accruals for damages associated with pipeline ruptures and higher general and administrative and operation and maintenance expenses, depreciation and taxes, other than income taxes, partially offset by a $2.1 million reduction to depreciation associated with the 1995 rate case.

        Operating income increased $2.4 million, or 3%, primarily due to the 1999 reversal of reserves and reduction to depreciation associated with the 1995 rate case, partially offset by accruals for damages associated with 1999 pipeline ruptures, lower short-term firm and interruptible transportation revenues, the 1998 reversal of reserves associated with the 1993 rate case, the 1998 gain on the sale of system balancing gas, and higher operating expenses.

        Interest on long-term debt decreased $1.6 million as a result of the early retirement of the 10.65% Debentures in November of 1998. Other interest expense decreased $3.7 million due to the reduction to accrued interest liabilities of $2.2 million associated with the 1995 rate case and lower revenues subject to refund as a result of rate case settlements in 1998.

        The following table summarizes volumes and capacity for the periods indicated:


                                                      Six Months Ended June 30,
                                                      ------------------------
                                                      1999                1998
                                                      ----                ----
Total Gas volumes throughput (TBtu)                    366                 383

Average Daily Transportation Volumes (TBtu)            2.0                 2.1
Average Daily Firm Reserved Capacity (TBtu)            2.6                 2.5



FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 1999 capital expenditures will total approximately $90.4 million, of which $25.3 million has been expended through June 30, 1999. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms.

To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

            Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 1999. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

Year 2000 Compliance

         Williams and its wholly owned subsidiaries, which include Pipeline, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical; 2) high, compliance necessary within a short period of time following January 1, 2000; 3) medium, compliance necessary within 30 days from January 1, 2000; 4) low, compliance desirable but not required; and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Some non-critical systems may not be compliant by January 1, 2000.

         Renovation/replacement and testing/validation of critical systems has been completed except for replacement of certain critical systems scheduled for completion later in 1999. Testing and validation activities will continue throughout the process as replacement systems come online and as remediation of systems pursuant to an implemented contingency plan are completed. As of June 30, 1999, all traditional information technology and nontraditional areas have been fully tested or otherwise validated as compliant.

         Pipeline initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Pipeline has sent approximately 530 letters and questionnaires to third parties including customers, vendors and service providers. Pipeline is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of June 30, 1999, approximately 54% of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Pipeline will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Pipeline.

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

         Several previously planned system implementations have been or are scheduled for completion during 1999, which will lessen possible year 2000 impacts. For example, a new year 2000 compliant payroll/human resources system was implemented January 1, 1999. It replaced multiple human resources administration and payroll processing systems previously in place. WGP completed implementation of a new telephone system in 1998, and an upgrade to the financial system is scheduled for completion September 30, 1999.

         Although all critical systems over which Pipeline has control are planned to be compliant and tested before the year 2000, Pipeline has identified two areas that would equate to a most reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the transportation system would cause service interruptions. This risk should be minimized by the enterprise-wide communications effort with and evaluation of third-party compliance plans and by the development of contingency plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. In situations where planned system implementations will not be in service timely or are delayed past an implementation date of September 1, 1999, alternative steps are being taken to make existing systems compliant. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

         Significant focus on the contingency plan phase of the project has been taking place in 1999. Guidelines for the contingency planning process were issued in January 1999. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999, and implemented where appropriate. The following is a discussion of contingency plans that have been developed to date. Pipeline's contingency plans include manning all operational stations twenty-four hours a day, putting extra security measures into place and stocking up on supplies. In addition, most of Pipeline's compressor stations are capable of independently generating electricity in the event of a loss of electricity, and operation of the pipeline can be done manually in case there is a loss of telecommunications capability.

         Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Pipeline currently estimates the total cost of the project, including any accelerated system replacements, to be approximately $1.6 million. Prior to 1998 and during the first quarter of 1998, Pipeline was conducting the project awareness and inventory/assessment phases of the project. The second quarter of 1998 was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase. The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases. During the first quarter 1999, renovation/replacement and testing/validation continued and contingency planning began. During the second quarter of 1999 the primary focus shifted to testing/validation and contingency planning. The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing. The first two quarters of 2000 will focus on monitoring and problem resolution. Of the $1.2 million incurred to date, approximately $.3 million has been expensed, and approximately $.9 million has been capitalized. Of the $.4 million of future costs necessary to complete the project within the schedule described, approximately $.2 million will be expensed and the remainder capitalized. This estimate does not include Pipeline's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

         The preceding discussion contains forward-looking statements including, without limitation, statements relating to Pipeline's plans, strategies, objectives, expectations, intentions and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions, which may vary from actual results. Specifically, the dates on which Pipeline believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third-parties, Pipeline cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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



                                               NORTHWEST PIPELINE CORPORATION
                                              ---------------------------------
                                                        Registrant



                                          By:      /s/ Jeffrey R. Valentine
                                              ---------------------------------
                                                       Jeffrey R. Valentine
                                                            Controller
                                                 (Duly Authorized Officer and
                                                   Chief Accounting Officer)










Date:   August 12, 1999

                                  EXHIBIT INDEX


Exhibit
-------
  27                     Financial Data Schedule