Form 10-Q
period 1999-09-30
NORTHWEST PIPELINE CORP
filed 1999-11-12
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                               ------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 1999

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


           Class                                Outstanding at November 11, 1999
--------------------------                      --------------------------------
Common stock, $1 par value                                  1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

         Condensed Consolidated Statement of Income, three and nine months
              ended September 30, 1999 and 1998 ....................................................      1

         Condensed Consolidated Balance Sheet as of September 30, 1999 and
              December 31, 1998 ....................................................................      2

         Condensed Consolidated Statement of Cash Flows, nine
              months ended September 30, 1999 and 1998 .............................................      4

         Notes to Condensed Consolidated Financial Statements ......................................      5

   Item 2.  Management's Narrative Analysis of the Results of Operations............................      8

PART II.  OTHER INFORMATION ........................................................................     12


Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K, 1999 first and second quarter reports on Form 10-Q and year 2000 disclosures contained in this document.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

================================================================================

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                             ------------------------      ------------------------
                                                1999           1998           1999           1998
                                             ---------      ---------      ---------      ---------
                                                                    (Thousands)
OPERATING REVENUES .....................     $  68,642      $  73,908      $ 216,059      $ 215,438
                                             ---------      ---------      ---------      ---------
OPERATING EXPENSES:
   General and administrative ..........        11,490         12,511         35,141         33,338
   Operation and maintenance ...........         9,179          9,339         27,614         27,010
   Depreciation and amortization .......        13,371         12,799         37,874         38,723
   Taxes, other than income taxes ......         2,093          3,131         10,470         10,152
                                             ---------      ---------      ---------      ---------
                                                36,133         37,780        111,099        109,223
                                             ---------      ---------      ---------      ---------
      Operating income .................        32,509         36,128        104,960        106,215
                                             ---------      ---------      ---------      ---------
OTHER INCOME  - net ....................           657            652          1,954          3,057
                                             ---------      ---------      ---------      ---------
INTEREST CHARGES:
   Interest on long-term debt ..........         6,506          7,449         19,557         22,113
   Other interest ......................         1,498          1,903          2,902          7,023
   Allowance for borrowed funds used
     during construction ...............          (202)          (195)          (562)          (397)
                                             ---------      ---------      ---------      ---------
                                                 7,802          9,157         21,897         28,739
                                             ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES .............        25,364         27,623         85,017         80,533

PROVISION FOR INCOME TAXES .............         9,485         10,936         31,945         30,271
                                             ---------      ---------      ---------      ---------
NET INCOME .............................     $  15,879      $  16,687      $  53,072      $  50,262
                                             =========      =========      =========      =========

CASH DIVIDENDS ON COMMON STOCK .........     $      --      $  12,000      $  36,000      $  36,000
                                             =========      =========      =========      =========

------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

================================================================================

                                                                September 30,   December 31,
                                                                    1999            1998
                                                                ------------    -----------
                                                                        (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost .....................     $1,581,070     $1,573,593
    Less - Accumulated depreciation and amortization .......        692,369        667,163
                                                                 ----------     ----------
                                                                    888,701        906,430

    Construction work in progress ..........................         48,185         21,258
                                                                 ----------     ----------
                                                                    936,886        927,688
                                                                 ----------     ----------
CURRENT ASSETS:
    Cash and cash equivalents ..............................            302          1,164
    Advances to parent .....................................         38,820         26,734
    Accounts receivable -
       Trade ...............................................         13,906         16,023
       Affiliated companies ................................          1,400          3,395
    Income taxes ...........................................            439             --
    Materials and supplies (principally at average cost) ...         10,654         10,575
    Exchange gas due from others ...........................          3,976         19,792
    Deferred income taxes ..................................         19,181         20,261
    Prepayments and other ..................................          1,367          1,763
                                                                 ----------     ----------
                                                                     90,045         99,707
                                                                 ----------     ----------
OTHER ASSETS:
    Deferred charges .......................................         55,424         52,876
                                                                 ----------     ----------
                                                                 $1,082,355     $1,080,271
                                                                 ==========     ==========

-----------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                           September 30,    December 31,
                                                              1999             1998
                                                           ------------     -----------
                                                                   (Thousands)
CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares .....     $        1     $        1
       Additional paid-in capital .....................        262,844        262,844
       Retained earnings ..............................        206,851        190,507
                                                            ----------     ----------
                                                               469,696        453,352

    Long-term debt, less current maturities ...........        370,788        372,440
                                                            ----------     ----------
                                                               840,484        825,792
                                                            ----------     ----------
CURRENT LIABILITIES:
    Current maturities of long-term debt ..............          1,667          1,667
    Accounts payable -
       Trade ..........................................          8,654         12,576
       Affiliated companies ...........................         12,809          7,900
    Accrued liabilities -
       Taxes, other than income taxes .................          8,000          4,138
       Interest .......................................         16,343         11,225
       Employee costs .................................          9,775         10,602
       Exchange gas due to others .....................          4,665         20,481
       Reserves for estimated rate refunds ............         28,961         38,958
       Other ..........................................          2,008            818
                                                            ----------     ----------
                                                                92,882        108,365
                                                            ----------     ----------
DEFERRED INCOME TAXES .................................        140,314        135,920
                                                            ----------     ----------
OTHER DEFERRED CREDITS ................................          8,675         10,194
                                                            ----------     ----------
CONTINGENT LIABILITIES AND COMMITMENTS ................             --             --
                                                            ----------     ----------
                                                            $1,082,355     $1,080,271
                                                            ==========     ==========

----------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                --------      --------
                                                                                       (Thousands)
OPERATING ACTIVITIES:
    Net income ............................................................     $ 53,072      $ 50,262
    Adjustments to reconcile to cash provided by operations -
        Depreciation and amortization .....................................       37,874        38,723
        Provision for deferred income taxes ...............................        5,474        13,659
        Amortization of deferred charges and credits ......................        1,603            67
        Allowance for equity funds used during construction ...............         (998)         (620)
        Increase (decrease) from changes in:
          Accounts receivable, exchange gas due from others and income
            taxes .........................................................       19,489        13,214
          Inventory .......................................................          (79)          (32)
          Other current assets ............................................          396        (2,585)
          Other assets and deferred charges ...............................       (4,973)        1,527
          Accounts payable and exchange gas due to others .................      (18,175)      (11,797)
          Other accrued liabilities .......................................         (654)      (39,755)
          Other deferred credits ..........................................         (682)         (334)
        Other .............................................................            1            (7)
                                                                                --------      --------
    Net cash provided by operating activities .............................       92,348        62,322
                                                                                --------      --------

INVESTING ACTIVITIES:
    Property, plant and equipment -
        Capital expenditures ..............................................      (47,036)      (41,761)
        Proceeds from sales ...............................................          233         1,533
        Changes in accounts payable .......................................        3,346           928
    Advances to parent ....................................................      (12,086)       14,554
                                                                                --------      --------
    Net cash used by investing activities .................................      (55,543)      (24,746)
                                                                                --------      --------

FINANCING ACTIVITIES:
    Principal payments on long-term debt ..................................       (1,667)       (1,867)
    Premium on early retirement of long-term debt .........................           --           (19)
    Dividends paid ........................................................      (36,000)      (36,000)
                                                                                --------      --------
    Net cash used by financing activities .................................      (37,667)      (37,886)
                                                                                --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................................         (862)         (310)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ...............................................................        1,164           627
                                                                                --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................     $    302      $    317
                                                                                ========      ========

------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


(1)     GENERAL

        The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 1998 Annual Report on Form 10-K and 1999 first and second quarter reports on Form 10-Q.

        Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").


(2)     BASIS OF PRESENTATION

        The condensed consolidated financial statements include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline.


(3)     LONG-TERM DEBT AND BANKING ARRANGEMENTS

        Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1999. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates that were unused by Pipeline at September 30, 1999. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.


(4)     CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party is seeking judicial review of the inclusion of unpaid accruals in rate base. In July 1998, FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for GDP growth data. The new weighting formula generally results in a higher authorized rate of return on equity.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application seeks a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect FERC's recent action in this proceeding.

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

Significant Litigation

         In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the Federal government, treble damages, a civil penalty, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams to the United States District Court for the District of Wyoming for pre-trial purposes.

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

Other Matters

        Enterprises participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at September 30, 1999.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations


        This analysis discusses financial results of Pipeline's operations for the nine-month periods ended September 30, 1999 and 1998. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of Pipeline's overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

        This analysis should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 1998 Annual Report on Form 10-K and in Pipeline's 1999 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

        Operating revenues increased $.6 million due primarily to the 1999 reduction to rate refund liabilities of $8.3 million associated with the 1995 rate case, mostly offset by lower short-term firm and interruptible transportation revenues, reductions in 1998 of a demand charge credit reserve of $1.2 million and to rate refund liabilities of $3.2 million associated with the 1993 and 1996 rate cases and a gain in 1998 of $.4 million on the sale of system balancing gas.

        Pipeline's transportation service accounted for 96% and 95% of operating revenues for the nine-month periods ended September 30, 1999 and 1998, respectively. Additionally, 2% and 3% of operating revenues represented gas storage service for the nine-month periods ended September 30, 1999 and 1998, respectively.

        Operating expenses increased $1.9 million, or 2%, due primarily to $1.2 million of software reengineering, training and other costs previously capitalized, accruals for damages of $2.3 million associated with pipeline ruptures and higher general and administrative expense, operation and maintenance expense and taxes, other than income taxes, partially offset by a $2.1 million reduction to depreciation associated with the 1995 rate case and the 1998 increase to property damage reserves of $1.2 million.

        Operating income decreased $1.3 million, or 1%, due to reasons identified above.

        Interest on long-term debt decreased $2.6 million as a result of the early retirement of the remaining $34 million owed on the 10.65% Debentures in November of 1998. Other interest expense decreased $4.1 million due to the reduction to accrued interest liabilities of $2.2 million associated with the 1995 rate case and lower revenues subject to refund as a result of lower rate refund liabilities.

        The following table summarizes volumes and capacity for the periods indicated:

                                                Nine Months Ended
                                                 September 30,
                                               ------------------
                                               1999          1998
                                               ----          ----
Total Gas Volumes Throughput (TBtu)             511          546

Average Daily Transportation Volumes (TBtu)     1.9          2.0
Average Daily Firm Reserved Capacity (TBtu)     2.5          2.6

FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 1999 capital expenditures will total approximately $83.2 million, of which $47 million has been expended through September 30, 1999. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and the return of funds previously advanced to Williams. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

        Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 1999. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

Year 2000 Compliance

        Williams and its wholly owned subsidiaries, which include Pipeline, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation and contingency planning. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical;
2) high, compliance necessary within a short period of time following January 1, 2000; 3) medium, compliance necessary within 30 days from January 1, 2000; 4) low, compliance desirable but not required; and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Some non-critical systems may not be compliant by January 1, 2000.

        Renovation/replacement and testing/validation of critical systems has been completed except for replacement of certain critical systems scheduled for completion later in 1999. Testing and validation activities will continue throughout the process as replacement systems come online and as remediation of systems pursuant to an implemented contingency plan are completed. As of September 30, 1999, all traditional information technology and nontraditional areas have been fully tested or otherwise validated as compliant.

        Pipeline initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Pipeline has sent approximately 530 letters and questionnaires to third parties including customers, vendors and service providers. Pipeline is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of September 30,1999, approximately 54% of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Pipeline will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Pipeline.

         Pipeline has utilized both internal resources and external contractors to complete the year 2000 compliance project. Pipeline has a core group of 30 people involved in this enterprise-wide project. This includes 1 individual responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 29 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be an additional 30 to 35 employees who are also contributing a portion of their time to the completion of this project.

         Several previously planned system implementations have been or are scheduled for completion during 1999, which will lessen possible year 2000 impacts. For example, a new, year 2000 compliant payroll/human resources system was implemented January 1, 1999. It replaced multiple human resources administration and payroll processing systems previously in place. WGP completed implementation of a new telephone system in 1998, and an upgrade to the financial system was completed during September 1999.

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

         Significant focus on the contingency plan phase of the project has been taking place in 1999. Guidelines for the contingency planning process were issued in January 1999. Contingency plans were developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans have been defined, and implemented where appropriate. Pipeline's contingency plans include manning all operational stations twenty-four hours a day, putting extra security measures into place and stocking up on supplies. In addition, most of Pipeline's compressor stations are capable of independently generating electricity in the event of a loss of electricity, and operation of the pipeline can be done manually in case there is a loss of telecommunications capability.

         Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Pipeline currently estimates the total cost of the project, including any accelerated system replacements, to be approximately $1.6 million. Prior to 1998 and during the first quarter of 1998, Pipeline was conducting the project awareness and inventory/assessment phases of the project. The second quarter of 1998 was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase. The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases. During the first quarter 1999, renovation/replacement and testing/validation continued and contingency planning began. During the second quarter of 1999 the primary focus shifted to testing/validation and contingency planning. The third quarter of 1999 focused mainly on contingency planning, and the fourth quarter of 1999 will focus mainly on contingency planning and final testing. The first two quarters of 2000 will focus on monitoring and problem resolution. Of the $1.4 million incurred to date, approximately $.3 million has been expensed, and approximately $1.1 million has been capitalized. Of the $.2 million of future costs necessary to complete the project within the schedule described, approximately $.1 million will be expensed and the remainder capitalized. This estimate does not include Pipeline's potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

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



                                           NORTHWEST PIPELINE CORPORATION
                                         ----------------------------------
                                                     Registrant



                                      By:  /s/ Jeffrey R. Valentine
                                           --------------------------------
                                               Jeffrey R. Valentine
                                               Controller
                                               (Duly Authorized Officer and
                                               Chief Accounting Officer)


Date:  November 11, 1999

                                  EXHIBIT INDEX


Exhibit                       Description
-------                       -----------
  27                          Financial Data Schedule