Form 10-K405
period 1999-12-31
NORTHWEST PIPELINE CORP
filed 2000-03-27
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                    ---------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                 For the fiscal year ended December 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the Transition Period from _____________________ to _______________________

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                            On Which Registered
     ---------------------------                      -----------------------
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

            No voting stock of registrant is held by non-affiliates.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at March 24, 2000
------------------------------------------         -----------------------------
Common stock, $1 par value                              1,000 shares

                      Documents Incorporated by References:
                                      None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                TABLE OF CONTENTS


                                     PART I

Heading                                                                           Page
-------                                                                           ----
Items 1.
 and 2.  BUSINESS AND PROPERTIES ................................................    1

Item 3.  LEGAL PROCEEDINGS ......................................................    5

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted)...........    5


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS ........................................................   6

Item 6.  SELECTED FINANCIAL DATA (Omitted).......................................    6

Item 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS ...........    6

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................   10

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ..............................................    27

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted)............

Item 11.  EXECUTIVE COMPENSATION (Omitted)........................................

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Omitted)...................................................

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted)................

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K     ..........................................................  28

                         NORTHWEST PIPELINE CORPORATION

                                    FORM 10-K

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

BUSINESS ENVIRONMENT

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

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

TRANSMISSION

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1999, Pipeline's system, having an aggregate mainline deliverability of approximately 2.9 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 41 mainline compressor stations with a combined capacity of approximately 318,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. In 1999, Pipeline transported natural gas for a total of 156 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest transportation customers of Pipeline in 1999 accounted for approximately 15.2% and 13.6%, respectively, of total operating revenues. No other customer accounted for more than 10% of total operating revenues in 1999. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible transportation service under agreements that are generally short term.




----------------

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

         Pipeline has a contract with a third party, under which gas storage services are provided to Pipeline in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. Pipeline is authorized to utilize the Clay Basin Field at a seasonal storage level of 3.04 Bcf of working gas, with a firm delivery capability of 25.3 MMcf of gas per day.

         Pipeline owns a one-third interest in the Jackson Prairie underground storage facility located near Chehalis, Washington, with the remaining interests owned by two of Pipeline's distribution customers. The authorized seasonal storage capacity of the facility is 18.3 Bcf of working gas. The facility provides peak day deliveries to Pipeline of up to 850 MMcf per day on a firm basis and up to an additional 150 MMcf per day on a best-efforts basis.

         Pipeline also owns and operates a liquefied natural gas ("LNG") storage facility located near Plymouth, Washington, which provides standby service for Pipeline's customers during extreme peaks in demand. The facility has a total LNG storage capacity equivalent to 2.285 Bcf of working gas, liquefaction capability of 12 MMcf per day and regasification capability of 300 MMcf per day. Certain of Pipeline's major customers own the working gas stored at the LNG plant.

EXPANSION PROJECTS

         During 1999, Pipeline completed the Columbia Gorge Project, which will meet the growing peak-day and annual market growth of British Columbia, Washington and Oregon. The project, which was put into service on November 1, 1999, serves BC Gas Utility Ltd., the major gas distributor in lower British Columbia, with firm transportation of 50,000 MMBtu per day between a Stanfield, Washington receipt point and a delivery point near Sumas, Washington. Total cost to complete this project was approximately $16.2 million.

         In March 1998, Pipeline filed for certificate authority to realign storage capacity authorized by the FERC to be retained for system balancing by replacing 3.04 Bcf of existing firm Clay Basin storage facility capacity (and
25.3 MMcf per day of associated firm deliverability) with 1.067 Bcf of Jackson Prairie expansion capacity (and 100 MMcf per day of associated firm deliverability). The FERC order authorizing expansion of the Jackson Prairie storage facility was received and accepted during September 1998. The project was put into service on November 1, 1999. The total cost of Northwest's share of the expansion project was approximately $9.8 million.

         Pipeline has several system expansion and enhancement proposals in various stages of development, although at the present time, there are no pending certificate applications for major expansion projects.

OPERATING STATISTICS

         The following table summarizes volumes and capacity for the periods indicated:

                                                        Year Ended December 31,
                                                       1999      1998      1997
                                                      ------    ------    ------
Total throughput (TBtu) ..........................      708       732       714

Average Daily Transportation Volumes (TBtu) ......      1.9       2.0       2.0
Average Daily Firm Reserved Capacity (TBtu) ......      2.5       2.6       2.5

OTHER REGULATORY MATTERS

         Pipeline's transportation of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act and the NGPA. Pipeline holds certificates of public convenience and necessity issued by the FERC authorizing it to own and operate all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act.

         Pipeline is subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

         In July 1998, the FERC issued a Notice of Proposed Rulemaking ("NOPR") concerning the regulation of short-term transportation services and a Notice of Inquiry ("NOI") addressing long-term transportation services. The scope of the inquiry initiated by these two proceedings and the potential policy implications are unprecedented in the history of natural gas regulation. It is likely that, when finalized and implemented, these changes will materially affect the pipeline business. On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and
(ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, the FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party is seeking judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for GDP growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of DCF analysis for a proxy group. This results in a higher return on equity for Pipeline. Pipeline will be making the necessary compliance filings in April 2000 to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers will owe Pipeline for these corrective actions.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement, which would have resolved all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of certain aspects of the FERC's decisions. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case. A settlement in principle has been reached with the one dissenting party on issues pending review in the proceeding and on other business related issues which should lead to the withdrawal of any further judicial challenges in this matter by mid-year 2000.

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

EMPLOYEES

         At December 31, 1999, Pipeline employed 552 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

ENVIRONMENTAL MATTERS

         Pipeline is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its business. Management believes that Pipeline is in substantial compliance with existing environmental requirements. Pipeline believes that, with respect to any capital expenditures required to meet applicable standards and regulations, the FERC would grant the requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon Pipeline's earnings or competitive position.

FORWARD-LOOKING INFORMATION

         Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Pipeline believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

         As required by such Act, Pipeline hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by Pipeline in forward-looking statements: (i) risks and uncertainties related to changes in general economic conditions in the United States, changes in laws and regulations to which Pipeline is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against Pipeline or its subsidiary or which may be brought against Pipeline or its subsidiary, the effect of changes in accounting policies, and conditions of the capital markets Pipeline utilizes to access capital to finance operations; (ii) risks and uncertainties related to the impact of future federal and state regulation of business activities, including allowed rates of return and the resolution of other regulatory matters discussed herein; (iii) risks and uncertainties related to the ability to develop expanded markets as well as the ability to maintain existing markets; and (iv) risks and uncertainties related to the ability to control costs. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts and weather conditions, among other things.

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

         The payment of dividends by Pipeline on its common stock is restricted under various debt agreements. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1999, was approximately $192 million. In 1999 and 1998, Pipeline paid cash dividends on common stock of $56 million and $36 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         This analysis discusses financial results of Pipeline's operations for the years 1997 through 1999. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

         Operating revenues increased $.4 million due primarily to the 1999 reductions to rate refund liabilities of $8.3 million associated with the 1995 rate case and a $1.4 million gain on the sale of gas from Jackson Prairie, mostly offset by lower short-term firm and interruptible transportation revenues, reductions in 1998 of a demand charge credit reserve of $1.2 million and rate refund liabilities of $4.2 million associated with the 1993 and 1996 rate cases and a gain in 1998 of $.4 million on the sale of system balancing gas.

         Pipeline's transportation service accounted for 95% of operating revenues for each of the years ended December 31, 1999 and 1998. Additionally, gas storage service represented 2% and 3% of operating revenues for the years ended December 31, 1999 and 1998, respectively.

         Operating expenses decreased $4.6 million, or 3%, primarily due to a $2.1 million reduction to depreciation associated with the 1995 rate case, a $1.4 million reduction to liability reserves for sales and use tax audits resulting from a favorable ALJ decision, the 1998 increase to property damage reserves of $1.2 million, and the 1998 modification of an employee benefit program associated with the vesting of paid time off of $3 million, partially offset by $1.2 million of software reengineering, training and other costs previously capitalized, a $2.6 million increase in depreciation resulting primarily from additions of short-lived property and accruals for damages of $2.3 million associated with 1999 pipeline ruptures.

         Operating income increased $5 million, or 4%, due to reasons identified above.

         Interest on long-term debt decreased $3 million as a result of the early retirement of the remaining $34 million owed on the 10.65% Debentures in November of 1998. Other interest expense decreased $4.3 million due to the reduction to accrued interest liabilities of $2.2 million associated with the 1995 rate case and lower revenues subject to refund as a result of lower rate refund liabilities.

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

         Operating income increased $13.9 million, or 11%, due to reasons identified above.

         Other interest expense decreased $2.6 million due to the use of a revolving credit agreement facility in 1997 and lower revenues subject to refund as a result of rate case settlements in 1998, partially offset by higher amortization of loss on reacquired debt as a result of the early debt retirements in late 1998 and 1997.

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing

         Pipeline's expenditures for property, plant and equipment additions amounted to $65.6 million, $60.1 million and $44.4 million for 1999, 1998 and 1997, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

         Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity.

         As of December 31, 1999, Pipeline was a participant in Williams' cash management program. The advances due Pipeline by Williams were represented by demand notes. Effective February 1, 2000, Pipeline began participating in WGP's cash management program. The advances due Pipeline by WGP are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate ("LIBOR") on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower.

         Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At March 1, 2000, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

         Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1999. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         NWP Enterprises ("Enterprises"), a wholly-owned subsidiary of Pipeline, participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at December 31, 1999, 1998 and 1997. Based on amounts outstanding at December 31, 1999, the maximum contractual credit loss under these arrangements is approximately $1.6 million, but the likelihood of loss is remote.

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

Year 2000 Compliance

         Pipeline encountered only minor problems associated with the date change from 1999 to 2000, and it experienced no business disruptions. The total estimated cost of its project to prepare for the year 2000 date change was $1.6 million. Pipeline believes that limited and insignificant continued exposure to year 2000 complications remains.

         Williams and its wholly-owned subsidiaries, which include Pipeline, initiated its enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology that is prevalent throughout the company. This project focused on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project were awareness, inventory and assessment, renovation and replacement, testing and validation and contingency planning. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical; 2) high, compliance necessary within a short period of time following January 1, 2000; 3) medium, compliance necessary within 30 days from January 1, 2000; 4) low, compliance desirable but not required; and 5) unnecessary. Categories 1 through 3 were designated as critical and were the major focus of this project. Pipeline initiated a formal communications process with other companies with which it conducted business in 1998 to determine the extent to which those companies were addressing year 2000 compliance. Pipeline also worked directly with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Pipeline. Significant focus on the contingency plan phase of the project took place in 1999. Contingency plans were developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays.

         Renovation/replacement and testing/validation of critical systems was completed by December 31, 1999. Over the December 31, 1999 to January 4, 2000 weekend, an extensive system monitoring plan was in place with regular reporting of results.

         Pipeline utilized both internal resources (consisting of a core group of 30 people) and external contractors to complete the year 2000 compliance project. Costs incurred for new software and hardware purchases were capitalized and other costs were expensed as incurred. Prior to 1998 and during the first quarter of 1998, Pipeline was conducting the project awareness and inventory/assessment phases of the project. The second quarter of 1998 was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase. The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases. During the first quarter 1999, renovation/replacement and testing/validation continued and contingency planning began. During the second quarter of 1999 the primary focus shifted to testing/validation and contingency planning. The third and fourth quarters of 1999 focused mainly on contingency planning and final testing. The first two quarters of 2000 will be spent on monitoring and minor problem resolution.

         Of the $1.5 million incurred to date, approximately $.5 million has been expensed, and approximately $1 million has been capitalized. The future costs for monitoring and problem resolution will be immaterial. This estimate does not include Pipeline's potential share of year 2000 costs that were incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

         The preceding discussion contains forward-looking statements including, without limitation, statements relating to Pipeline's expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions, which may vary from actual results. Specifically, management's assumptions about the final impact on Pipeline and the total costs to Pipeline of the year 2000 compliance issue are based upon the assumption that there will not be a significant future impact resulting from, for example, problems caused by customers or suppliers that have not yet been fully recognized, or problems with billing, payroll, or financial closing at the quarters or year end. However, there can be no guarantee that these assumptions are correct.

MARKET RISK DISCLOSURES

Interest Rate Risk

         Pipeline's interest rate risk exposure primarily results from its debt portfolio, which is influenced by short-term rates, primarily LIBOR based borrowings from commercial banks and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in interest rates, Pipeline targets to maintain a significant portion of its debt portfolio in fixed rate debt. At December 31, 1999, the amount of Pipeline's fixed and variable rate debt was at targeted levels. Pipeline has traditionally maintained an investment grade credit rating as one aspect of managing its interest rate risk. In order to fund its 2000 capital expenditure plan, Pipeline may need to access various sources of liquidity, which may include traditional borrowing.

         The following table provides information as of December 31, 1999, about Pipeline's long-term debt that is subject to interest rate risk. The table presents principal cash flows and weighted average interest rates by expected maturity dates.


                                December 31, 1999
                              (Millions of Dollars)

                                              2000       2001       2002       2003       2004    Thereafter    Total   Fair Value
                                             -------    -------    -------    -------    -------  ----------   -------  ----------
Long-term debt, including current portion:

     Fixed rate                                   --         --         --    $   7.5    $   7.5    $ 352.5    $ 367.5   $ 347.2

     Interest rate                               7.0%       7.0%       7.0%       6.9%       6.9%       6.8%

     Variable rate                           $   1.7    $   1.7    $   1.6         --         --         --    $   5.0   $   5.2

     Interest rate (1)

(1) The interest rate on these notes will be adjusted periodically based on a calculation using the United States Treasury Rate, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 1999 was 9%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                                 Page
                                                                                 ----
Report of independent auditors...............................................      11

Covered by report of independent auditors:

     Consolidated statement of income for the years ended
           December 31, 1999, 1998 and 1997..................................      12

     Consolidated balance sheet at December 31, 1999 and 1998 ...............      13

     Consolidated statement of cash flows for the years ended
           December 31, 1999, 1998 and 1997..................................      15

     Consolidated statement of capitalization for the years ended
           December 31, 1999, 1998 and 1997..................................      16

     Notes to consolidated financial statements..............................      17

Not covered by report of independent auditors:

     Quarterly financial data (unaudited)....................................      27

           All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Northwest Pipeline Corporation


           We have audited the accompanying consolidated balance sheet of Northwest Pipeline Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and capitalization for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Pipeline Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
February 17, 2000

                         NORTHWEST PIPELINE CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

================================================================================

                                                  Year Ended December 31,
                                           -----------------------------------
                                             1999         1998         1997
                                           ---------    ---------    ---------
                                                 (Thousands of Dollars)
OPERATING REVENUES .....................   $ 287,793    $ 287,390    $ 273,083

OPERATING EXPENSES:
   General and administrative ..........      43,441       47,283       46,548
   Operation and maintenance ...........      37,784       38,156       37,422
   Depreciation ........................      51,444       50,957       50,883
   Taxes, other than income taxes ......      11,777       12,610       13,771
                                           ---------    ---------    ---------

                                             144,446      149,006      148,624
                                           ---------    ---------    ---------

      Operating income .................     143,347      138,384      124,459
                                           ---------    ---------    ---------

OTHER INCOME - net .....................       2,657        3,722        2,908
                                           ---------    ---------    ---------

INTEREST CHARGES:
   Interest on long-term debt ..........      26,064       29,064       28,908
   Other interest ......................       4,185        8,496       11,051
   Allowance for borrowed funds used
      during construction ..............        (833)        (520)        (394)
                                           ---------    ---------    ---------

                                              29,416       37,040       39,565
                                           ---------    ---------    ---------


INCOME  BEFORE INCOME TAXES ............     116,588      105,066       87,802

PROVISION FOR INCOME TAXES .............      43,575       41,030       30,626
                                           ---------    ---------    ---------

NET INCOME .............................   $  73,013    $  64,036    $  57,176
                                           =========    =========    =========

CASH DIVIDENDS ON COMMON STOCK .........   $  56,000    $  36,000    $  73,616
                                           =========    =========    =========

----------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           CONSOLIDATED BALANCE SHEET

================================================================================

                                     ASSETS

                                                                              December 31,
                                                                         -----------------------
                                                                           1999         1998
                                                                         ----------   ----------
                                                                          (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT, at cost ...............................   $1,616,904   $1,573,593
    Less - Accumulated depreciation ..................................      701,127      667,163
                                                                         ----------   ----------

                                                                            915,777      906,430
    Construction work in progress ....................................       26,900       21,258
                                                                         ----------   ----------
                                                                            942,677      927,688
                                                                         ----------   ----------

CURRENT ASSETS:
    Cash and cash equivalents ........................................          342        1,164
    Advances to parent ...............................................       30,842       26,734
    Accounts receivable -
       Trade .........................................................       17,748       16,023
       Affiliated companies ..........................................        2,027        3,395
    Materials and supplies (principally at lower of average cost or
       market) .......................................................       10,734       10,575
    Exchange gas due from others .....................................        1,389       19,792
    Deferred income taxes ............................................       19,741       20,261
    Prepayments and other ............................................        1,139        1,763
                                                                         ----------   ----------

                                                                             83,962       99,707
                                                                         ----------   ----------

OTHER ASSETS:
    Deferred charges .................................................       47,594       52,876
                                                                         ----------   ----------

                                                                         $1,074,233   $1,080,271
                                                                         ==========   ==========

----------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           CONSOLIDATED BALANCE SHEET

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                   December 31,
                                                              -----------------------
                                                                1999         1998
                                                              ----------   ----------
                                                               (Thousands of Dollars)

CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share; authorized
          and outstanding, 1,000 shares ...................   $        1   $        1
       Additional paid-in capital .........................      262,844      262,844
       Retained earnings ..................................      206,794      190,507
                                                              ----------   ----------
                                                                 469,639      453,352

    Long-term debt, less current maturities ...............      370,793      372,440
                                                              ----------   ----------
                                                                 840,432      825,792
                                                              ----------   ----------
CURRENT LIABILITIES:
    Current maturities of long-term debt ..................        1,667        1,667
    Accounts payable -
       Trade ..............................................       10,289       12,576
       Affiliated companies ...............................       10,784        7,900
    Accrued liabilities -
       Taxes, other than income taxes .....................        2,400        4,138
       Interest ...........................................       12,030       11,225
       Employee costs .....................................       11,413       10,602
       Exchange gas due to others .........................        2,078       20,481
       Reserves for estimated rate refunds ................       29,059       38,958
       Other ..............................................        2,001          818
                                                              ----------   ----------
                                                                  81,721      108,365
                                                              ----------   ----------
DEFERRED INCOME TAXES .....................................      143,519      135,920
                                                              ----------   ----------
OTHER DEFERRED CREDITS ....................................        8,561       10,194
                                                              ----------   ----------

CONTINGENT LIABILITIES AND COMMITMENTS
                                                              ----------   ----------
                                                              $1,074,233   $1,080,271
                                                              ==========   ==========


-----------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================

                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                    1999         1998         1997
                                                                 ---------    ---------    ---------
                                                                        (Thousands of Dollars)
OPERATING ACTIVITIES:
   Net Income ................................................   $  73,013    $  64,036    $  57,176
   Adjustments to reconcile to cash provided by operations-
      Depreciation ...........................................      51,444       50,957       50,883
      Provision for deferred income taxes ....................       8,119       14,725       13,541
      Amortization of deferred charges and credits ...........       2,112        1,908         (872)
      Sale of receivables ....................................          --           --       10,000
      Allowance for equity funds used during construction ....      (1,475)        (813)        (541)
      Increase (decrease) from changes in:
         Accounts receivable and exchange gas due from
           others ............................................      18,046        1,190       (9,718)
         Materials and supplies ..............................        (159)          44         (109)
         Other current assets ................................         624        6,332       17,218
         Other assets and deferred charges ...................       2,075         (124)        (858)
         Accounts payable and exchange gas due to others .....     (18,118)      (8,225)       8,201
         Other accrued liabilities ...........................      (8,838)     (46,420)      25,171
         Other deferred credits ..............................        (518)       3,312        1,233
      Other ..................................................           3           (7)        (521)
                                                                 ---------    ---------    ---------

   Net cash provided by operating activities .................     126,328       86,915      170,804
                                                                 ---------    ---------    ---------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ...................................     (65,642)     (60,102)     (44,427)
      Proceeds from sales ....................................          --        1,455          968
      Asset removal cost .....................................         (45)          --           --
      Changes in accounts payable ............................         312          878       (7,096)
   Payments from (advances to) parent ........................      (4,108)      45,089      (55,147)
                                                                 ---------    ---------    ---------

   Net cash used by investing activities .....................     (69,483)     (12,680)    (105,702)
                                                                 ---------    ---------    ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ..................          --           --      250,000
   Debt issue costs ..........................................          --           --       (6,673)
   Principal payments on long-term debt ......................      (1,667)     (35,847)    (210,557)
   Premium on early retirement of long-term debt .............          --       (1,851)     (23,869)
   Proceeds from notes payable to banks ......................          --           --      207,000
   Payments on notes payable to banks ........................          --           --     (207,000)
   Dividends paid ............................................     (56,000)     (36,000)     (73,616)
                                                                 ---------    ---------    ---------
   Net cash used by financing activities .....................     (57,667)     (73,698)     (64,715)
                                                                 ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........        (822)         537          387
                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............       1,164          627          240
                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................   $     342    $   1,164    $     627
                                                                 =========    =========    =========



-------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                    CONSOLIDATED STATEMENT OF CAPITALIZATION

================================================================================

                                                          Year Ended December 31,
                                                    -----------------------------------
                                                      1999         1998         1997
                                                    ---------    ---------    ---------
                                                           (Thousands of Dollars)
COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share,
      Authorized and outstanding, 1,000 shares ..   $       1    $       1    $       1
                                                    ---------    ---------    ---------

   Additional paid-in capital -
      Balance at beginning and end of period ....     262,844      262,844      262,844
                                                    ---------    ---------    ---------

   Retained earnings -
      Balance at beginning of period ............     190,507      162,617      179,485
         Net income .............................      73,013       64,036       57,176
         Cash dividends .........................     (56,000)     (36,000)     (73,616)
         Noncash dividend .......................        (726)        (146)        (428)
                                                    ---------    ---------    ---------

      Balance at end of period ..................     206,794      190,507      162,617
                                                    ---------    ---------    ---------

         Total common stockholder's equity ......     469,639      453,352      425,462
                                                    ---------    ---------    ---------


LONG-TERM DEBT:
   Debentures -
      6.625%, payable 2007 ......................     250,000      250,000      250,000
      7.125%, payable 2025 ......................      84,706       84,695       84,683
      9%, payable 2003 through 2022 .............      32,758       32,749       32,941
      10.65%, paid 1998 .........................          --           --       34,000
   Adjustable rate notes, payable through 2002 ..       3,329        4,996        6,663
                                                    ---------    ---------    ---------

         Total long-term debt ...................     370,793      372,440      408,287
                                                    ---------    ---------    ---------
         Total capitalization ...................   $ 840,432    $ 825,792    $ 833,749
                                                    =========    =========    =========

--------------------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP"). WGP is a wholly owned subsidiary of The Williams Companies, Inc. ("Williams").

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington.

Basis of Presentation

         The consolidated financial statements include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property, Plant and Equipment

         Property, plant and equipment ("plant"), consisting principally of natural gas transmission facilities, is recorded at original cost. Expenditures which materially increase values or capacities or extend useful lives of plant are capitalized. Routine maintenance, repairs and renewal costs are charged to income as incurred. Gains or losses from the ordinary sale or retirement of plant are charged or credited to accumulated depreciation.

         Depreciation is provided by the straight-line method for transmission plant over its useful life. The composite annual depreciation rate was 2.88%, 3.03% and 2.86% for 1999, 1998 and 1997, respectively, including an allowance for negative salvage.

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

         The composite rate used to capitalize AFUDC was approximately 9.9%, 9.7% and 10.6% for 1999, 1998 and 1997, respectively. Equity AFUDC of $1.5 million, $.8 million and $.5 million for 1999, 1998 and 1997, respectively, is reflected in other income.

Income Taxes

         Pipeline is included in Williams' consolidated federal income tax return. Pipeline's Federal income tax provisions are computed as though separate tax returns are filed. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Pipeline's assets and liabilities.

Deferred Charges

         Pipeline amortizes deferred charges over varying periods consistent with the FERC approved accounting treatment for such deferred items. Unamortized debt expense, debt discount and gains or losses on reacquired long-term debt are amortized by the bonds outstanding method over the related debt repayment periods.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

Cash and Cash Equivalents

        Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with a term to maturity of three months or less when acquired.

Exchange Gas Imbalances

        In the course of providing transportation services to customers, Pipeline may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances, which are typically settled through the receipt or delivery of gas in the future although, under certain circumstances, some may be settled in cash. Customer imbalances to be repaid or recovered in-kind are recorded as exchange gas due from others or due to others in the accompanying balance sheets. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

Revenue Recognition

        Revenues from the transportation of gas are recognized based on contractual terms and the related transported volumes. Pipeline is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Pipeline records rate refund liabilities considering Pipeline and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

Environmental Matters

        Pipeline is subject to Federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. Pipeline believes that, with respect to any expenditures required to meet applicable standards and regulations, the FERC would grant the requisite rate relief so that, for the most part, such expenditures would be permitted to be recovered. Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon Pipeline's financial position.

Interest Payments

        Cash payments for interest were $25.3 million, $29 million and $35.5 million, net of $.8 million, $.5 million and $.4 million of interest capitalized in 1999, 1998 and 1997, respectively.

Stock-Based Compensation

        Williams' employee stock-based awards are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Recent Accounting Standards

        The Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, is effective for Pipeline on January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities on the balance sheet and that those instruments be measured at fair value. The effect of this standard on Pipeline's results of operations and financial position is being evaluated.

        Effective January 1, 1999, Pipeline adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs be expensed as incurred. There was no financial impact to Pipeline's results of operations or financial position from the adoption of SOP 98-5.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

Reclassifications

        Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

(2)     DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, cash equivalents and advances to affiliate - The carrying amounts of these items are assumed to be indicative of their fair value.

Long-term debt - The fair value of Pipeline's publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. Pipeline used the expertise of an outside investment-banking firm to estimate the fair value of long-term debt.

        The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $372 million and $352 million, respectively, at December 31, 1999, and $374 million and $388 million, respectively, at December 31, 1998.

(3)     REVENUES ATTRIBUTABLE TO MAJOR CUSTOMERS

        During some or all of the periods presented, more than 10% of Pipeline's operating revenues were generated from each of the following customers.

                                                        Year Ended December 31,
                                                   ---------------------------------
                                                     1999        1998        1997
                                                   ---------   ---------   ---------
                                                         (Thousands of Dollars)
                 Puget Sound Energy, Inc.          $  43,762   $  42,565   $  46,540
                 Northwest Natural Gas Co.            39,064      40,557      46,213
                 Cascade Natural Gas Corp.            20,282      23,467      28,337
                 IGI Resources, Inc.                  18,541      26,236      32,323
                 Pacific Interstate Transmission          --      26,700      28,971


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

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

(4)     INCOME TAXES

         Significant components of the deferred tax liabilities and assets are as follows:

                                                                  December 31,
                                                             ---------------------
                                                             (Thousands of Dollars)
                                                               1999        1998
                                                             ---------   ---------
            Property, plant and equipment                    $ 138,257   $ 126,946
            Regulatory assets                                    5,483       5,483
            Loss on reacquired debt                              9,173      10,334
            Other - net                                            624         685
            State deferred taxes                                   903          --
                                                             ---------   ---------
            Deferred tax liabilities                           154,440     143,448
                                                             ---------   ---------

            Rate refunds                                        14,509      18,310
            Regulatory liabilities                               1,812       2,246
            Accrued liabilities                                  6,231       2,927
            Contributions in aid of construction                 2,599          --
            State deferred taxes                                 5,511       4,306
                                                             ---------   ---------

            Deferred tax assets                                 30,662      27,789
                                                             ---------   ---------

            Net deferred tax liabilities                     $ 123,778   $ 115,659
                                                             =========   =========

            Reflected as:
              Deferred income taxes - current asset          $  19,741   $  20,261
              Deferred income taxes - noncurrent liability     143,519     135,920
                                                             ---------   ---------

                                                             $ 123,778   $ 115,659
                                                             =========   =========


        The provision for income taxes includes:

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 1999        1998        1997
                                               ---------   ---------   ---------
                                                    (Thousands of Dollars)
        Current:
           Federal .........................   $  31,804   $  22,480   $  15,708
           State ...........................       3,652       3,825       1,377
                                               ---------   ---------   ---------

                                                  35,456      26,305      17,085
                                               ---------   ---------   ---------

        Deferred:
           Federal .........................       7,255      13,159      12,144
           State ...........................         864       1,566       1,397
                                               ---------   ---------   ---------

                                                   8,119      14,725      13,541
                                               ---------   ---------   ---------

        Total provision ....................   $  43,575   $  41,030   $  30,626
                                               =========   =========   =========

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

         A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

                                                                       Year Ended December 31,
                                                                 ---------------------------------
                                                                   1999         1998        1997
                                                                 --------     --------    --------
                                                                       (Thousands of Dollars)
     Provision at statutory Federal income tax
       rate of 35% ...........................................   $ 40,806     $ 36,773    $ 30,731
     Increase (decrease) in tax provision resulting from -
        State income taxes net of Federal tax benefit ........      2,999        3,504       1,842
        Other - net ..........................................       (230)         753      (1,947)
                                                                 --------     --------    --------

           Provision for income taxes ........................   $ 43,575     $ 41,030    $ 30,626
                                                                 ========     ========    ========

     Effective tax rate ......................................      37.38%       39.05%      34.88%
                                                                 ========     ========    ========

         Net cash payments made to Williams for income taxes were $35.5 million, $26.7 million and $13.1 million in 1999, 1998 and 1997, respectively.

(5)      LONG-TERM DEBT, LEASES AND BANKING ARRANGEMENTS

Debt Covenants

         The terms of Pipeline's debt indentures preclude the issuance of mortgage bonds. The indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Pipeline's debt indentures also contain restrictions which, under certain circumstances, limit the issuance of additional debt and restrict the disposal of a major portion of its natural gas pipeline system. Pipeline's debt indentures also contain provisions limiting common stock dividends. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 1999, was approximately $192 million.

Long-Term Debt

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

Adjustable Interest Rate Notes

         The interest rate on these notes will be adjusted periodically based on a calculation using the United States Treasury Rate, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 1999 was 9%.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

Sinking Fund Requirements and Maturities

         As of December 31, 1999, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:

                        (Thousands of
                          Dollars)
                      ------------------
2000...........       $           1,667
2001...........                   1,667
2002...........                   1,662
2003...........                   7,500
2004...........                   7,500
Thereafter.....       $         352,464
                      ------------------
   Total              $         372,460
                      ==================

Line-of-Credit Arrangements

         Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 1999 or 1998. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or London Interbank Offered Rate ("LIBOR"). The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         Pipeline has also arranged various uncommitted lines-of-credit at market interest rates that were unused by Pipeline at December 31, 1999 and 1998. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

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

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

         Following are the estimated future minimum yearly rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

                                                (Thousands
                                                of Dollars)
                                                -----------
              2000 ................               $ 8,757
              2001 ................                 8,757
              2002 ................                 8,757
              2003 ................                 8,757
              2004 ................                 8,757
              Thereafter...........                63,374
                                                 --------
                  Total............              $107,159
                                                 ========

        Operating lease rental expense amounted to $8.3 million, $8.3 million and $8 million for 1999, 1998 and 1997, respectively. Capital lease payments for the periods presented are not significant.

(6)      EMPLOYEE BENEFIT PLANS

        Pipeline's employees are covered by Williams' non-contributory defined-benefit pension plan and Williams' health care plan that provides postretirement medical benefits to certain retired employees. Contributions for pension and postretirement medical benefits related to Pipeline's participation in these plans were $4.9 million, $5.5 million and $5.2 million in 1999, 1998 and 1997, respectively.

        Pipeline's employees are also covered by various Williams' defined-contribution plans. Pipeline's costs related to these plans totaled $1.7 million, $1.9 million and $1.5 million in 1999, 1998 and 1997, respectively.

(7)      STOCK-BASED COMPENSATION

        Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after three and five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire 10 years after grant.

        FAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in FAS 123 had been applied in measuring compensation cost. Pro forma net income for Pipeline was $71.5 million, $63 million and $56.1 million for 1999, 1998 and 1997, respectively. Reported net income was $73 million, $64 million and $57.2 million for 1999, 1998 and 1997, respectively. Pro forma amounts for 1999, 1998 and 1997 include the remaining total compensation expense from the awards made in 1998, 1997 and 1996, respectively, as these awards fully vested in 1999, 1998 and 1997, respectively, as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

         Stock options granted to employees of Pipeline in 1999, 1998 and 1997 were 160,647 shares, 149,850 shares and 288,384 shares, respectively, at a weighted average grant date fair value of $11.90, $8.19 and $5.98, respectively. Stock options outstanding and options exercisable for employees of Pipeline were 1,182,172 shares and 1,150,997 shares, respectively, at December 31, 1999; 1,292,429 shares and 1,143,757 shares, respectively, at December 31, 1998; and 1,185,523 shares and 901,139 shares, respectively, at December 31, 1997.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

         The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 28 percent (25 percent in 1998 and 23 percent in 1997); risk-free interest rate of 5.6 percent (5.3 percent in 1998 and 6.1 percent in 1997); and a dividend yield of
1.5 percent (2.0 percent in 1998 and 2.4 percent in 1997).

(8)      RELATED PARTY TRANSACTIONS

         As a subsidiary of Williams, Pipeline engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. As of December 31, 1999, Pipeline was a participant in Williams' cash management program. The advances due Pipeline by Williams were represented by demand notes. Effective February 1, 2000, Pipeline began participating in WGP's cash management program. The advances due Pipeline by WGP are represented by demand notes. The interest rate on intercompany demand notes is LIBOR on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower. Pipeline received interest income from advances to Williams of $1.4 million, $3.2 million, and $1.8 million during 1999, 1998 and 1997, respectively.

         Williams' corporate overhead expenses allocated to Pipeline were $4.3 million, $4.1 million and $3.9 million for 1999, 1998 and 1997, respectively. Such expenses have been allocated to Pipeline by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis, which amounted to $3.8 million, $3.2 million and $3 million for 1999, 1998 and 1997, respectively.

         During the periods presented, Pipeline's revenues reflect transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $.6 million, $1.4 million and $2.8 million for 1999, 1998 and 1997, respectively.

         Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are charged on the basis of commercial relationships and prevailing market prices or general industry practices.

(9)      CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, the FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party is seeking judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for GDP growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of DCF analysis for a proxy group. This results in a higher return on equity for Pipeline. Pipeline will be making the necessary compliance filings in April 2000 to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers will owe Pipeline for these corrective actions.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's recent action in this proceeding.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement, which would have resolved all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party has now sought judicial review of certain aspects of the FERC's decisions. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case. A settlement in principle has been reached with the one dissenting party on issues pending review in the proceeding and on other business related issues which should lead to the withdrawal of any further judicial challenges in this matter by mid-year 2000.

Significant Litigation

         In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the Federal government, treble damages, a civil penalty, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams to the United States District Court for the District of Wyoming for pre-trial purposes.

                         NORTHWEST PIPELINE CORPORATION

===============================================================================

Other Legal and Regulatory Matters

         On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the Notice of Proposed Rulemaking ("NOPR") and Notice of Inquiry ("NOI"). The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

         In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

Summary of Contingent Liabilities

         Management believes that the ultimate resolution of the foregoing matters, after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a materially adverse effect upon Pipeline's future financial position, results of operations, or cash flow requirements.

Other Matters

         Commitments for construction and acquisition of property, plant and equipment are approximately $18.6 million at December 31, 1999.

        Enterprises participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at December 31, 1999, 1998 and 1997. Based on amounts outstanding at December 31, 1999, the maximum contractual credit loss under these arrangements is approximately $1.6 million, but the likelihood of loss is remote.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 1999 and 1998:

                                                                           Quarter of 1999
                                                       ------------------------------------------------------------
                                                        First            Second           Third             Fourth
                                                       --------         --------         --------          --------
                                                                          (Thousands of Dollars)
Operating revenues............................         $ 70,141         $ 77,276         $ 68,642          $ 71,734
Operating income..............................           29,981           42,470           32,509            38,387
Net income....................................           13,276           23,917           15,879            19,941

         Operating results for the second quarter of 1999 include reductions to rate refund liabilities associated with the 1995 rate case. See Note 9 of Notes to Consolidated Financial Statements.

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

(a) 1 AND 2. FINANCIAL STATEMENTS AND SCHEDULES (included in Parts II and IV of this report).

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

(23)     Consent of Independent Auditors

(24)     Power of Attorney with Certified Resolution

(27)     Financial Data Schedule (submitted to the SEC for its information).

(b) REPORTS ON FORM 8-K:

      No reports on Form 8-K have been filed by Pipeline during the last quarter of the period covered by this report.


--------------

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


                                       NORTHWEST PIPELINE CORPORATION
                                                 (Registrant)


                                       By     /s/ Jeffrey R. Valentine
                                         ---------------------------------------
                                                Jeffrey R. Valentine
                                       Controller (Principal Accounting Officer)


Date:  March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                                   Title
             ---------                                   -----
     /s/ Keith E. Bailey*                       Chairman of the Board and Director
----------------------------------
         Keith E. Bailey


     /s/ Cuba Wadlington, Jr.*                  President (Principal Executive Officer) and Director
----------------------------------
         Cuba Wadlington, Jr.


     /s/ J. Douglas Whisenant*                  Sr. Vice President and General Manager and Director
----------------------------------
         J. Douglas Whisenant


     /s/ Nick A. Bacile*                        Vice President and Treasurer (Principal Financial Officer)
----------------------------------
         Nick A. Bacile


     /s/ Jeffrey R. Valentine*                  Controller (Principal Accounting Officer)
----------------------------------
         Jeffrey R. Valentine


*  By   /s/Jeffrey R. Valentine
----------------------------------
           Jeffrey R. Valentine
           Attorney-in-fact


Date:  March 24, 2000

                                  EXHIBIT INDEX



Exhibit
-------

   23              Consent of Independent Auditors

   24              Power of Attorney with Certified Resolution

   27              Financial Data Schedule