Form 10-Q
period 2000-03-31
NORTHWEST PIPELINE CORP
filed 2000-05-15
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                             ----------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              87-0269236
-------------------------------                             -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                 295 Chipeta Way
                           Salt Lake City, Utah 84108
              ----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 583-8800
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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


          Class                                    Outstanding at May 12, 2000
--------------------------                         ---------------------------
Common stock, $1 par value                                1,000 shares


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Consolidated Statement of Income, three months
         ended March 31, 2000 and 1999..................................   1

      Condensed Consolidated Balance Sheet as of March 31, 2000 and
         December 31, 1999 .............................................   2

      Condensed Consolidated Statement of Cash Flows, three
         months ended March 31, 2000 and 1999 ..........................   4

      Notes to Condensed Consolidated Financial Statements .............   5

   Item 2.  Management's Narrative Analysis of the Results of
               Operations ..............................................   8


PART II.  OTHER INFORMATION ............................................  10


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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

================================================================================

                                                                  Three Months Ended
                                                                       March 31,
                                                                 -------------------
                                                                   2000       1999
                                                                 --------   --------
                                                                      (Thousands)
OPERATING REVENUES ............................................  $ 79,760   $ 70,141
                                                                 --------   --------

OPERATING EXPENSES:
   General and administrative .................................    11,690     13,344
   Operation and maintenance ..................................     8,896      8,890
   Depreciation ...............................................    13,815     13,174
   Taxes, other than income taxes .............................     3,957      4,752
                                                                 --------   --------
                                                                   38,358     40,160
                                                                 --------   --------
        Operating income ......................................    41,402     29,981
                                                                 --------   --------
OTHER INCOME - net ............................................     5,271        733
                                                                 --------   --------

INTEREST CHARGES:
   Interest on long-term debt .................................     6,507      6,544
   Other interest .............................................     1,551      1,836
   Allowance for borrowed funds used during construction ......      (148)      (143)
                                                                 --------   --------

                                                                    7,910      8,237
                                                                 --------   --------

INCOME BEFORE INCOME TAXES ....................................    38,763     22,477
                                                                 --------   --------

PROVISION FOR INCOME TAXES ....................................    14,783      9,201
                                                                 --------   --------

NET INCOME ....................................................  $ 23,980   $ 13,276
                                                                 ========   ========

CASH DIVIDENDS ON COMMON STOCK ................................  $ 20,000   $ 18,000
                                                                 ========   ========


---------------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


================================================================================

                                     ASSETS

                                                              March 31, December 31,
                                                                2000       1999
                                                            ----------  ----------
                                                                 (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost ...................  $1,616,937  $1,616,904
   Less - Accumulated depreciation .......................     716,009     701,127
                                                            ----------  ----------

                                                               900,928     915,777

   Construction work in progress .........................      33,737      26,900
                                                            ----------  ----------

                                                               934,665     942,677
                                                            ----------  ----------

CURRENT ASSETS:
   Cash and cash equivalents .............................         161         342
   Advances to affiliates ................................      41,131      30,842
   Accounts receivable -
        Trade ............................................      27,746      17,748
        Affiliated companies .............................       2,084       2,027
   Materials and supplies (principally at lower of
     average cost or market) .............................      10,788      10,734
   Exchange gas due from others ..........................       6,189       1,389
   Deferred income taxes .................................      14,280      19,741
   Prepayments and other .................................         978       1,139
                                                            ----------  ----------

                                                               103,357      83,962
                                                            ----------  ----------

OTHER ASSETS:
   Deferred charges ......................................      47,513      47,594
                                                            ----------  ----------

                                                            $1,085,535  $1,074,233
                                                            ==========  ==========


--------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                          March 31,  December 31,
                                                            2000        1999
                                                         ----------  -----------
                                                                (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         Authorized and outstanding, 1,000 shares .....  $        1  $        1
       Additional paid-in capital .....................     262,844     262,844
       Retained earnings ..............................     210,774     206,794
                                                         ----------  ----------

                                                            473,619     469,639

   Long-term debt, less current maturities ............     369,131     370,793
                                                         ----------  ----------

                                                            842,750     840,432
                                                         ----------  ----------

CURRENT LIABILITIES:
   Current maturities of long-term debt ...............       1,667       1,667
   Accounts payable -
       Trade ..........................................      10,223      10,289
       Affiliated companies ...........................      11,492      10,784
   Accrued liabilities -
       Taxes, other than income taxes .................       4,464       2,400
       Interest .......................................      17,601      12,030
       Employee costs .................................       6,964      11,413
       Exchange gas due to others .....................       6,878       2,078
       Reserves for estimated rate refunds ............      29,103      29,059
       Other ..........................................       1,955       2,001
                                                         ----------  ----------

                                                             90,347      81,721
                                                         ----------  ----------

DEFERRED INCOME TAXES .................................     145,037     143,519
                                                         ----------  ----------

OTHER DEFERRED CREDITS ................................       7,401       8,561
                                                         ----------  ----------

CONTINGENT LIABILITIES AND COMMITMENTS ................
                                                         ----------  ----------

                                                         $1,085,535  $1,074,233
                                                         ==========  ==========


----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================


                                                              Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                2000       1999
                                                             ----------  ---------
                                                                  (Thousands)
OPERATING ACTIVITIES:
   Net income ..............................................  $ 23,980   $ 13,276
   Adjustments to reconcile to cash provided by operations -
      Depreciation .........................................    13,815     13,174
      Provision for deferred income taxes ..................     6,979      1,250
      Amortization of deferred charges and credits .........      (129)       559
      Allowance for equity funds used during construction ..      (272)      (255)
      Increase (decrease) from changes in:
        Accounts receivable and exchange gas due
          from others ......................................   (14,855)    12,402
        Materials and supplies .............................       (54)        54
        Other current assets ...............................       161      3,511
        Other assets and deferred charges ..................      (697)       635
        Accounts payable and exchange gas due to others ....     9,375    (10,616)
        Other accrued liabilities ..........................     3,184      7,894
        Other deferred credits .............................      (248)      (227)
      Other ................................................        --          1
                                                              --------   --------


   Net cash provided by operating activities ...............    41,239     41,658
                                                              --------   --------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures .................................    (6,598)    (9,177)
      Proceeds from sales ..................................     1,067        126
      Changes in accounts payable ..........................    (3,933)    (4,669)
   Advances to affiliates ..................................   (10,289)    (9,140)
                                                              --------   --------

   Net cash used by investing activities ...................   (19,753)   (22,860)
                                                              --------   --------

FINANCING ACTIVITIES:
   Principal payments on long-term debt ....................    (1,667)    (1,667)
   Dividends paid ..........................................   (20,000)   (18,000)
                                                              --------   --------

   Net cash used by financing activities ...................   (21,667)   (19,667)
                                                              --------   --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS .............................................      (181)      (869)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........       342      1,164
                                                              --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................  $    161   $    295
                                                              ========   ========

----------------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

(1)      General

         The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 1999 Annual Report on Form 10-K.

         Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

Adoption of Accounting Standards

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will be effective for Pipeline beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Pipeline's results of operations and financial position is being evaluated.

(2)      Basis of Presentation

         The condensed consolidated financial statements include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline.

(3)      Long-Term Debt and Banking Arrangements

         Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 2000. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or London Interbank Offered Rate ("LIBOR"). The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         Pipeline has also arranged various uncommitted lines-of-credit at market interest rates that were unused by Pipeline at March 31, 2000. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

(4)     Contingent Liabilities and Commitments

 Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, the FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party is seeking judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow analysis for a proxy group. This results in a higher return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. During the first quarter of 2000, Pipeline recorded surcharges of $11.4 million, of which $7 million increased revenues and $4.4 million, representing interest, increased other income. The results of these adjustments are reflected in the accompanying statements.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. Final action on several issues is still pending before the FERC, based on various requests for rehearing including Pipeline's.

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

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

Significant Litigation

         In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the Federal government, treble damages, a civil penalty, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint, filed by various defendants including Williams, are pending.

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

Other Matters

         Enterprises participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at March 31, 2000.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations


         This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 2000 and 1999. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 vs. Quarter Ended March 31, 1999

         Operating revenues increased $9.6 million, or 14%, due primarily to the recognition of a $7 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case and higher short-term firm and interruptible transportation revenues.

         Pipeline's transportation service accounted for 95% and 96% of operating revenues for the quarters ended March 31, 2000 and 1999, respectively. Additionally, gas storage service represented 3% of operating revenues in each of the quarters ended March 31, 2000 and 1999.

         Operating expenses decreased $1.8 million, or 4%, due primarily to lower taxes other than income taxes and accruals in 1999 for damages associated with pipeline ruptures of $2.3 million, partially offset by higher depreciation expenses.

         Operating income increased $11.4 million, or 38%, due to reasons identified above.

         Other income includes $4.4 million of interest on surcharges related to the revenue associated with the 1993 rate case as discussed above in operating revenues.

         The following table summarizes volumes and capacity for the periods indicated:

                                                        Quarter Ended March 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------   ----------
         Total Gas volumes throughput (TBtu)                206         192

         Average Daily Transportation Volumes (TBtu)        2.3         2.1
         Average Daily Firm Reserved Capacity (TBtu)        2.6         2.7

FINANCIAL CONDITION AND LIQUIDITY

         Pipeline anticipates 2000 capital expenditures will total approximately $66 million, of which $6.6 million has been expended through March 31, 2000. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

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

         Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At March 31, 2000, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

         Pipeline is a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 2000. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         NWP Enterprises ("Enterprises"), a wholly-owned subsidiary of Pipeline, participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at March 31, 2000.

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



                                          NORTHWEST PIPELINE CORPORATION
                                      --------------------------------------
                                                   Registrant



                                  By:         /s/ Jeffrey R. Valentine
                                      --------------------------------------
                                                  Jeffrey R. Valentine
                                                      Controller
                                            (Duly Authorized Officer and
                                              Chief Accounting Officer)



Date:   May 12, 2000

                                  EXHIBIT INDEX



Exhibit                       Description
-------                       -----------
  27                Financial Data Schedule