Form 10-Q
period 2000-06-30
NORTHWEST PIPELINE CORP
filed 2000-08-09
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

                                 295 Chipeta Way
                           Salt Lake City, Utah 84108
               --------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 583-8800
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                 Outstanding at August 9, 2000
--------------------------                         -----------------------------
Common stock, $1 par value                                 1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS



                                                                                                      Page
                                                                                                      ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Consolidated Statement of Income, three and six months
        ended June 30, 2000 and 1999............................................................        1

      Condensed Consolidated Balance Sheet as of June 30, 2000 and
        December 31, 1999.......................................................................        2

      Condensed Consolidated Statement of Cash Flows, six
        months ended June 30, 2000 and 1999.....................................................        4

      Notes to Condensed Consolidated Financial Statements......................................        5

   Item 2.  Management's Narrative Analysis of the Results of Operations........................        8


PART II.  OTHER INFORMATION.....................................................................       10






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K and 2000 first quarter report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)


                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                  --------------------------      --------------------------
                                                     2000            1999            2000            1999
                                                  ----------      ----------      ----------      ----------
                                                                         (Thousands)

OPERATING REVENUES ..........................     $   69,114      $   77,276      $  148,874      $  147,417
                                                  ----------      ----------      ----------      ----------

OPERATING EXPENSES:
   General and administrative ...............          8,692          10,307          20,382          23,651
   Operation and maintenance ................          8,917           9,545          17,813          18,435
   Depreciation .............................         13,817          11,329          27,632          24,503
   Taxes, other than income taxes ...........          3,498           3,625           7,455           8,377
                                                  ----------      ----------      ----------      ----------

                                                      34,924          34,806          73,282          74,966
                                                  ----------      ----------      ----------      ----------

     Operating income .......................         34,190          42,470          75,592          72,451
                                                  ----------      ----------      ----------      ----------

OTHER INCOME - net ..........................          1,495             564           6,766           1,297
                                                  ----------      ----------      ----------      ----------

INTEREST CHARGES:
   Interest on long-term debt ...............          6,469           6,507          12,976          13,051
   Other interest ...........................          1,574            (432)          3,125           1,404
   Allowance for borrowed funds used during
    Construction ............................            (56)           (217)           (204)           (360)
                                                  ----------      ----------      ----------      ----------

                                                       7,987           5,858          15,897          14,095
                                                  ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES ..................         27,698          37,176          66,461          59,653

PROVISION FOR INCOME TAXES ..................         10,427          13,259          25,210          22,460
                                                  ----------      ----------      ----------      ----------

NET INCOME ..................................     $   17,271      $   23,917      $   41,251      $   37,193
                                                  ==========      ==========      ==========      ==========

CASH DIVIDENDS ON COMMON STOCK ..............     $   20,000      $   18,000      $   40,000      $   36,000
                                                  ==========      ==========      ==========      ==========



----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS


                                                                   June 30,     December 31,
                                                                     2000           1999
                                                                  ----------    ------------
                                                                         (Thousands)

PROPERTY, PLANT AND EQUIPMENT, at cost ......................     $1,616,777     $1,616,904
   Less - Accumulated depreciation ..........................        729,726        701,127
                                                                  ----------     ----------

                                                                     887,051        915,777

   Construction work in progress ............................         42,938         26,900
                                                                  ----------     ----------

                                                                     929,989        942,677
                                                                  ----------     ----------

CURRENT ASSETS:
   Cash and cash equivalents ................................            523            342
   Advances to affiliates ...................................         43,409         30,842
   Accounts receivable -
     Trade ..................................................         26,023         17,748
     Affiliated companies ...................................          2,151          2,027
   Income taxes .............................................          1,591             --
   Materials and supplies (principally at lower of average
     cost or market) ........................................         10,687         10,734
   Exchange gas due from others .............................          6,060          1,389
   Deferred income taxes ....................................         10,891         19,741
   Prepayments and other ....................................          1,340          1,139
                                                                  ----------     ----------

                                                                     102,675         83,962
                                                                  ----------     ----------

OTHER ASSETS:
   Deferred charges .........................................         47,674         47,594
                                                                  ----------     ----------

                                                                  $1,080,338     $1,074,233
                                                                  ==========     ==========



----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                          June 30,     December 31,
                                                            2000           1999
                                                         ----------    ------------
                                                                (Thousands)

CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares ..     $        1     $        1
       Additional paid-in capital ..................        262,844        262,844
       Retained earnings ...........................        208,045        206,794
                                                         ----------     ----------

                                                            470,890        469,639

   Long-term debt, less current maturities .........        369,136        370,793
                                                         ----------     ----------

                                                            840,026        840,432
                                                         ----------     ----------

CURRENT LIABILITIES:
   Current maturities of long-term debt ............          1,667          1,667
   Accounts payable -
       Trade .......................................         10,545         10,289
       Affiliated companies ........................         11,306         10,784
   Accrued liabilities -
       Taxes, other than income taxes ..............          3,754          2,400
       Interest ....................................         13,567         12,030
       Employee costs ..............................          8,671         11,413
       Exchange gas due to others ..................          6,749          2,078
       Reserves for estimated rate refunds .........         29,029         29,059
       Other .......................................          1,754          2,001
                                                         ----------     ----------

                                                             87,042         81,721
                                                         ----------     ----------

DEFERRED INCOME TAXES ..............................        146,602        143,519
                                                         ----------     ----------

OTHER DEFERRED CREDITS .............................          6,668          8,561
                                                         ----------     ----------

CONTINGENT LIABILITIES AND COMMITMENTS .............
                                                         ----------     ----------

                                                         $1,080,338     $1,074,233
                                                         ==========     ==========



----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                         Six Months Ended
                                                                             June 30,
                                                                    --------------------------
                                                                       2000            1999
                                                                    ----------      ----------
                                                                           (Thousands)

OPERATING ACTIVITIES:
   Net income .................................................     $   41,251      $   37,193
   Adjustments to reconcile to cash provided by operations -
      Depreciation ............................................         27,632          24,503
      Provision for deferred income taxes .....................         11,933           5,219
      Amortization of deferred charges and credits ............            121           1,088
      Allowance for equity funds used during construction .....           (375)           (639)
      Increase (decrease) from changes in:
        Accounts receivable and exchange gas due from
          others ..............................................        (14,661)         32,886
        Materials and supplies ................................             47               9
        Other current assets ..................................           (201)        (15,341)
        Other assets and deferred charges .....................         (1,612)         (3,462)
        Accounts payable and exchange gas due to others .......          9,330         (12,040)
        Other accrued liabilities .............................           (128)         (5,370)
        Other deferred credits ................................           (472)           (455)
      Other ...................................................             --               1
                                                                    ----------      ----------

   Net cash provided by operating activities ..................         72,865          63,592
                                                                    ----------      ----------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ....................................        (15,649)        (25,288)
      Proceeds from sales .....................................          1,080             368
      Changes in accounts payable .............................         (3,881)         (2,191)
   Advances to affiliates .....................................        (12,567)            391
                                                                    ----------      ----------

   Net cash used by investing activities ......................        (31,017)        (26,720)
                                                                    ----------      ----------

FINANCING ACTIVITIES:
   Principal payments on long-term debt .......................         (1,667)         (1,667)
   Dividends paid .............................................        (40,000)        (36,000)
                                                                    ----------      ----------

   Net cash used by financing activities ......................        (41,667)        (37,667)
                                                                    ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ................................................            181            (795)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD .....................................................            342           1,164
                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................     $      523      $      369
                                                                    ==========      ==========



----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 (1)    General


        The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and the cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 1999 Annual Report on Form 10-K and 2000 first quarter report on Form 10-Q.

        Pipeline is a wholly owned subsidiary of Williams Gas Pipeline Company ("WGP"). WGP is a wholly owned subsidiary of The Williams Companies, Inc. ("Williams").

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

(3)     Long-Term Debt and Banking Arrangements

        At June 30, 2000, Pipeline was a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $400 million, none of which was used by Pipeline at June 30, 2000. Interest rates varied with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate ("LIBOR"). The Facility contained restrictions, which limited, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility were not guaranteed by Williams and were based on Pipeline's financial need and credit worthiness. Subsequent to June 30, 2000, Williams' $1 billion revolving credit agreement was terminated and replaced with a $700 million revolving credit agreement. The terms of this new agreement as they relate to Pipeline are similar to the previous agreement.

        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates that were unused by Pipeline at June 30, 2000. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.

(4)     Contingent Liabilities and Commitments

Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October

1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, the FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This results in a higher return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. During the first quarter of 2000, Pipeline recorded surcharges of $11.4 million, of which $7 million increased revenues and $4.4 million, representing interest, increased other income. The results of these adjustments are reflected in the accompanying statements. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from DCF proxy group analysis. The FERC's action will result in Pipeline's booking $3.2 million of additional revenues and $2.6 million of interest income in the third quarter.

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

        On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement to resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party sought judicial review of certain aspects of the FERC's decision. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case. A settlement in principle has been reached with the one dissenting party on issues pending review in the proceeding and on other business related issues. Pipeline is expecting withdrawal of any further judicial challenges in this matter by the third quarter of 2000.

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

Other Legal and Regulatory Matters

        On February 9, 2000, the FERC issued a final rule, Order No. 637, in response to the comments received on the Notice of Proposed Rulemaking ("NOPR") and Notice of Inquiry ("NOI"). The FERC adopted in Order No. 637 certain policies that it found are necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, would be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order No. 637, the FERC (i) revised its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permitted pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

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

Other Matters

        Enterprises participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at June 30, 2000.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations

        This analysis discusses financial results of Pipeline's operations for the six-month periods ended June 30, 2000 and 1999. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

        This analysis should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 1999 Annual Report on Form 10-K and in Pipeline's 2000 First Quarter Report on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS


Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

        Operating revenues increased $1.5 million, or 1%, due primarily to the recognition of a $7 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case, a $2.1 million increase in other revenues associated with the completion of the Columbia Gorge Project in November 1999, and higher short-term firm and interruptible transportation revenues, largely offset by a 1999 reduction to rate refund liabilities of $8.3 million associated with the 1995 rate case.

        Pipeline's transportation service accounted for 94% and 97% of operating revenues for the six-month periods ended June 30, 2000 and 1999, respectively. Additionally, 3% and 2% of operating revenues represented gas storage service for the six-month periods ended June 30, 2000 and 1999, respectively.

        Operating expenses decreased $1.7 million, or 2%, due primarily to the receipt of a $1.5 million environmental liability insurance settlement.

        Operating income increased $3.1 million, or 4%, due to reasons identified above.

        Other income includes $4.4 million of interest on surcharges related to the revenue associated with the 1993 rate case as discussed above in operating revenues.

        Other interest expense increased $1.7 million due to the 1999 reduction to accrued interest liabilities of $2.2 million associated with the 1995 rate case, partially offset by lower interest on revenues subject to refund as a result of reductions to related rate refund liabilities as discussed above in operating revenues.

        The following table summarizes volumes and capacity for the periods indicated:

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                         2000                 1999
                                                                         ----                 ----

Total Gas volumes throughput (TBtu)                                       371                  366

Average Daily Transportation Volumes (TBtu)                               2.0                  2.0
Average Daily Firm Reserved Capacity (TBtu)                               2.6                  2.6


FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 2000 capital expenditures will total approximately $61.5 million, of which $15.6 million has been expended through June 30, 2000. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

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

        Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At June 30, 2000, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

        At June 30, 2000, Pipeline was a participant in a $1 billion Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, was $400 million, none of which was used by Pipeline at June 30, 2000. Interest rates varied with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate ("LIBOR"). The Facility contained restrictions, which limited, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility were not guaranteed by Williams and were based on Pipeline's financial need and credit worthiness. Subsequent to June 30, 2000, Williams' $1 billion revolving credit agreement was terminated and replaced with a $700 million revolving credit agreement. The terms of this new agreement as they relate to Pipeline are similar to the previous agreement.

        NWP Enterprises ("Enterprises"), a wholly-owned subsidiary of Pipeline, participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at June 30, 2000.

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



                                              NORTHWEST PIPELINE CORPORATION
                                          --------------------------------------
                                                        Registrant



                                        By:       /s/ JEFFREY R. VALENTINE
                                            -----------------------------------
                                                    Jeffrey R. Valentine
                                                         Controller
                                                (Duly Authorized Officer and
                                                  Chief Accounting Officer)



Date:   August 9, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule