Form 10-Q
period 2000-09-30
NORTHWEST PIPELINE CORP
filed 2000-11-14
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2000

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

                                 295 Chipeta Way
                           Salt Lake City, Utah 84108
             ------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 583-8800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
             ------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

          Class                            Outstanding at November 13, 2000
--------------------------                 --------------------------------
Common stock, $1 par value                           1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS



                                                                                                         Page
                                                                                                         ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements --

         Condensed Consolidated Statement of Income, three and nine months
              ended September 30, 2000 and 1999 ....................................................       1

         Condensed Consolidated Balance Sheet as of September 30, 2000 and
              December 31, 1999 ....................................................................       2

         Condensed Consolidated Statement of Cash Flows, nine
              months ended September 30, 2000 and 1999 .............................................       4

         Notes to Condensed Consolidated Financial Statements ......................................       5

   Item 2.  Management's Narrative Analysis of the Results of Operations............................       9

PART II.  OTHER INFORMATION ........................................................................      11





Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K and 2000 first and second quarter reports on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                      ----------------------     -----------------------
                                                         2000         1999          2000          1999
                                                      ---------    ---------     ---------     ---------
                                                                         (Thousands)

OPERATING REVENUES ...............................    $  73,819    $  68,642     $ 222,693     $ 216,059
                                                      ---------    ---------     ---------     ---------
OPERATING EXPENSES:
   General and administrative ....................        8,810       11,490        29,192        35,141
   Operation and maintenance .....................        8,174        9,179        25,987        27,614
   Depreciation ..................................       15,047       13,371        42,679        37,874
   Taxes, other than income taxes ................        2,761        2,093        10,216        10,470
                                                      ---------    ---------     ---------     ---------
                                                         34,792       36,133       108,074       111,099
                                                      ---------    ---------     ---------     ---------
      Operating income ...........................       39,027       32,509       114,619       104,960
                                                      ---------    ---------     ---------     ---------
OTHER INCOME -- net ..............................        3,400          657        10,166         1,954
                                                      ---------    ---------     ---------     ---------
INTEREST CHARGES:
   Interest on long-term debt ....................        6,469        6,506        19,445        19,557
   Other interest ................................        1,618        1,498         4,743         2,902
   Allowance for borrowed funds used
     during construction .........................           29         (202)         (175)         (562)
                                                      ---------    ---------     ---------     ---------
                                                          8,116        7,802        24,013        21,897
                                                      ---------    ---------     ---------     ---------

INCOME BEFORE INCOME TAXES .......................       34,311       25,364       100,772        85,017

PROVISION FOR INCOME TAXES .......................       13,020        9,485        38,230        31,945
                                                      ---------    ---------     ---------     ---------

NET INCOME .......................................    $  21,291    $  15,879     $  62,542     $  53,072
                                                      =========    =========     =========     =========

CASH DIVIDENDS ON COMMON STOCK ...................    $  20,000    $    --       $  60,000     $  36,000
                                                      =========    =========     =========     =========



----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                     ASSETS

                                                                              September 30,   December 31,
                                                                                   2000          1999
                                                                              -------------   ------------
                                                                                      (Thousands)

PROPERTY, PLANT AND EQUIPMENT, at cost ....................................    $ 1,616,616    $ 1,616,904
    Less -- Accumulated depreciation ......................................        744,831        701,127
                                                                               -----------    -----------
                                                                                   871,785        915,777

    Construction work in progress .........................................         58,274         26,900
                                                                               -----------    -----------
                                                                                   930,059        942,677
                                                                               -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents .............................................            695            342
    Advances to affiliates ................................................         51,120         30,842
    Accounts receivable --
       Trade ..............................................................         15,370         17,748
       Affiliated companies ...............................................          3,231          2,027
    Materials and supplies (principally at lower of average cost or
       market) ............................................................         10,727         10,734
    Exchange gas due from others ..........................................          7,642          1,389
    Deferred income taxes .................................................          5,760         19,741
    Prepayments and other .................................................         14,523          1,139
                                                                               -----------    -----------
                                                                                   109,068         83,962
                                                                               -----------    -----------
OTHER ASSETS:
    Deferred charges ......................................................         47,939         47,594
                                                                               -----------    -----------
                                                                               $ 1,087,066    $ 1,074,233
                                                                               ===========    ===========






----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                September 30,   December 31,
                                                                     2000           1999
                                                                -------------   ------------
                                                                         (Thousands)

CAPITALIZATION:
    Common stockholder's equity --
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares ..........    $         1    $         1
       Additional paid-in capital ..........................        262,844        262,844
       Retained earnings ...................................        209,336        206,794
                                                                -----------    -----------
                                                                    472,181        469,639

    Long-term debt, less current maturities ................        369,141        370,793
                                                                -----------    -----------
                                                                    841,322        840,432
                                                                -----------    -----------
CURRENT LIABILITIES:
    Current maturities of long-term debt ...................          1,667          1,667
      Accounts payable --
       Trade ...............................................          8,769         10,289
       Affiliated companies ................................          3,673         10,784
    Accrued liabilities --
       Income taxes ........................................          3,677           --
       Taxes, other than income taxes ......................          6,146          2,400
       Interest ............................................         19,350         12,030
       Employee costs ......................................          8,409         11,413
       Exchange gas due to others ..........................          8,331          2,078
       Reserves for estimated rate refunds .................         28,312         29,059
       Other ...............................................          2,012          2,001
                                                                -----------    -----------
                                                                     90,346         81,721
                                                                -----------    -----------
DEFERRED INCOME TAXES ......................................        149,223        143,519
                                                                -----------    -----------
OTHER DEFERRED CREDITS .....................................          6,175          8,561
                                                                -----------    -----------
CONTINGENT LIABILITIES AND COMMITMENTS .....................
                                                                -----------    -----------
                                                                $ 1,087,066    $ 1,074,233
                                                                ===========    ===========




----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                         -----------------------
                                                                                            2000          1999
                                                                                         ---------     ---------
                                                                                              (Thousands)

OPERATING ACTIVITIES:
    Net income ......................................................................    $  62,542     $  53,072
    Adjustments to reconcile to cash provided by operations --
        Depreciation ................................................................       42,679        37,874
        Provision for deferred income taxes .........................................       19,685         5,474
        Amortization of deferred charges and credits ................................          505         1,603
        Allowance for equity funds used during construction .........................         (328)         (998)
        Increase (decrease) from changes in:
          Accounts receivable, exchange gas due from others .........................       (5,079)       19,489
          Materials and supplies ....................................................            7           (79)
          Other current assets ......................................................      (13,384)          396
          Other assets and deferred charges .........................................       (2,614)       (4,973)
          Accounts and income taxes payable and exchange gas due to others ..........          242       (18,175)
          Other accrued liabilities .................................................       11,003          (654)
          Other deferred credits ....................................................         (607)         (682)
        Other .......................................................................         --               1
                                                                                         ---------     ---------
    Net cash provided by operating activities .......................................      114,651        92,348
                                                                                         ---------     ---------
INVESTING ACTIVITIES:
    Property, plant and equipment --
        Capital expenditures ........................................................      (31,056)      (47,036)
        Proceeds from sales .........................................................        1,323           233
        Changes in accounts payable .................................................       (2,620)        3,346
    Advances to affiliates ..........................................................      (20,278)      (12,086)
                                                                                         ---------     ---------
    Net cash used by investing activities ...........................................      (52,631)      (55,543)
                                                                                         ---------     ---------
FINANCING ACTIVITIES:
    Principal payments on long-term debt ............................................       (1,667)       (1,667)
    Dividends paid ..................................................................      (60,000)      (36,000)
                                                                                         ---------     ---------
    Net cash used by financing activities ...........................................      (61,667)      (37,667)
                                                                                         ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................          353          (862)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD .........................................................................          342         1,164
                                                                                         ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................    $     695     $     302
                                                                                         =========     =========



----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)     GENERAL

        The accompanying, unaudited interim condensed consolidated financial statements of Northwest Pipeline Corporation ("Pipeline") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 1999 Annual Report on Form 10-K and 2000 first and second quarter reports on Form 10-Q.

        Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

Adoption of Accounting Standards

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133. SFAS 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Pipeline will adopt these standards effective January 1, 2001.

        Based on Pipeline's implementation efforts at September 30, 2000, Pipeline does not expect that the impact of adopting the standards will be material to its financial position or results of operations. However, the possibility of entering into new derivative positions in the fourth quarter of 2000 and the fact that Pipeline continues to pursue its implementation efforts, causes the impact to Pipeline's financial position or results of operations to remain uncertain.


(2)     BASIS OF PRESENTATION

        The condensed consolidated financial statements include the operating results of NWP Enterprises ("Enterprises"), a wholly owned subsidiary of Pipeline.


(3)     LONG-TERM DEBT AND BANKING ARRANGEMENTS

        Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 2000. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        Pipeline has also arranged various uncommitted lines-of-credit at market interest rates that were unused by Pipeline at September 30, 2000. Pipeline's credit facilities are subject to Pipeline's continued credit worthiness.


(4)     CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). On May 31, 1995, Pipeline received an order from the Federal Energy Regulatory Commission ("FERC") on this rate case, which, among other issues supported an equity rate of return of 13.2 percent. In a further order issued on July 19, 1996, the FERC required an Administrative Law Judge ("ALJ") to reconsider the long-term growth component of the equity rate of return formula, and upheld its May 31, 1995 decision on all other issues. On October 22, 1996, the ALJ issued an initial decision, which recommended an equity rate of return of 11.62 percent. Pipeline took exception to this decision before the FERC. On June 11, 1997, the FERC issued an order revising its approved equity rate of return to 12.59 percent based on a new policy for industry-wide application that requires the use of forecasts of growth in the gross domestic product as the long-term growth component of the rate of return formula. On July 11, 1997, Pipeline and several parties in the case sought rehearing of the June 11 rate of return on equity decision, seeking to have the FERC reconsider various aspects of its new rate of return on equity policy. On October 16, 1997, the FERC issued an opinion denying rehearing and reaffirming its previous policy pronouncements concerning rate of return on equity, but convened a conference on January 30, 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return. Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to:
(a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This results in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. During the first quarter of 2000, Pipeline recorded surcharges of $11.4 million, of which $7 million increased revenues and $4.4 million, representing interest, increased other income. The results of these adjustments are reflected in the accompanying statements. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. The FERC's action resulted in Pipeline's booking $3.2 million of additional revenues and $2.6 million of interest income in July 2000. Some of Pipeline's customers have sought judicial review concerning the FERC's orders with respect to return on equity issues.

        On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an

                         NORTHWEST PIPELINE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. Upon approval, Pipeline will issue appropriate refunds to its customers. No change to current rate refund liabilities is necessary.

        On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement to resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party sought judicial review of certain aspects of the FERC's decision. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case. A settlement in principle has been reached with the one dissenting party on issues pending review in the proceeding and on other business related issues. All remaining judicial challenges in this matter were withdrawn in the third quarter of 2000.

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

Other Matters

        Enterprises participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at September 30, 2000.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations


        This analysis discusses financial results of Pipeline's operations for the nine-month periods ended September 30, 2000 and 1999. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

        This analysis should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 1999 Annual Report on Form 10-K and in Pipeline's 2000 First and Second Quarter Reports on Form 10-Q and with the condensed consolidated financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

        Operating revenues increased $6.6 million, or 3%, due primarily to the recognition of a $10.2 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case and a $3.2 million increase in other revenues associated with the completion of the Columbia Gorge Project in November 1999, partially offset by a 1999 reduction to rate refund liabilities of $8.3 million associated with the 1995 rate case.

        Pipeline's transportation service accounted for 94% and 96% of operating revenues for the nine-month periods ended September 30, 2000 and 1999, respectively. Additionally, 3% and 2% of operating revenues represented gas storage service for the nine-month periods ended September 30, 2000 and 1999, respectively.

        Operating expenses decreased $3 million, or 3%, due primarily to the receipt of a $1.5 million environmental liability insurance settlement in 2000 and a 1999 adjustment to expense $1.2 million of software reengineering, training and other costs previously capitalized.

        Operating income increased $9.6 million, or 9%, due to the favorable revenue and expense impacts identified above.

        Other income increased $8.2 million primarily resulting from $7 million of interest on the 1993 rate case surcharge revenues discussed above in operating revenues.

        Other interest expense increased $1.8 million due to the 1999 reduction to accrued interest liabilities of $2.2 million associated with the 1995 rate case, partially offset by lower interest on revenues subject to refund as a result of reductions to related rate refund liabilities as discussed above in operating revenues.

        The following table summarizes volumes and capacity for the periods indicated:

                                                                Nine Months Ended
                                                                  September 30,
                                                           ----------------------------
                                                              2000               1999
                                                           --------            --------

Total Gas Volumes Throughput (TBtu)                           536                 511

Average Daily Transportation Volumes (TBtu)                   1.9                 1.9
Average Daily Firm Reserved Capacity (TBtu)                   2.6                 2.5

FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 2000 capital expenditures will total approximately $53.8 million, of which $31.1 million has been expended through September 30, 2000. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

        Pipeline is a participant in WGP's cash management program. The advances due Pipeline by WGP are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate ("LIBOR") on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Borrower.

        Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At September 30, 2000, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

        Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 2000. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        NWP Enterprises ("Enterprises"), a wholly-owned subsidiary of Pipeline, participates in an agreement for the sale, with limited recourse, of certain receivables of Pipeline. Net proceeds to Enterprises are limited to $15 million of which $10 million was utilized at September 30, 2000.

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



                                            NORTHWEST PIPELINE CORPORATION
                                       ----------------------------------------
                                                     Registrant



                                   By:        /s/ Jeffrey R. Valentine
                                       ----------------------------------------
                                                  Jeffrey R. Valentine
                                                        Controller
                                             (Duly Authorized Officer and
                                                Chief Accounting Officer)





Date:  November 13, 2000

                                EXHIBIT TO INDEX


EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------

  27                        Financial Data Schedule