Form 10-K405
period 2000-12-31
NORTHWEST PIPELINE CORP
filed 2001-03-12
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

 For the Transition Period from _________________ to _________________

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
       Title of Each Class                               On Which Registered
       -------------------                              --------------------
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

            No voting stock of registrant is held by non-affiliates.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at March 12, 2001
------------------------------------------     -----------------------------
Common stock, $1 par value                             1,000 shares

                      Documents Incorporated by Reference:
                                      None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                TABLE OF CONTENTS


                                     PART I

Heading                                                                   Page
-------                                                                   ----
Items 1.
 and  2.  BUSINESS AND PROPERTIES .......................................... 1

Item  3.  LEGAL PROCEEDINGS ................................................ 5

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted)..... 5


                                     PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS .................................................. 6

Item  6.  SELECTED FINANCIAL DATA (Omitted)................................. 6

Item  7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS ..... 6

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................... 9

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ........................................ 26

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted)...... 27

Item 11.  EXECUTIVE COMPENSATION (Omitted).................................. 27

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Omitted)............................................. 27

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted).......... 27

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K     .................................................... 27

                         NORTHWEST PIPELINE CORPORATION

                                    FORM 10-K

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

BUSINESS ENVIRONMENT

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

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

         Pipeline has significant future opportunities to provide service to meet the demands of growing gas markets. Pipeline's geographical position allows access to the incremental sources of supply required by these markets.

TRANSMISSION

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 2000, Pipeline's system, having an aggregate mainline deliverability of approximately 2.9 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 41 mainline compressor stations with a combined capacity of approximately 317,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. In 2000, Pipeline transported natural gas for a total of 152 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest transportation customers of Pipeline in 2000 accounted for approximately 14.6% and 13.6%, respectively, of total operating revenues. No other customer accounted for more than 10% of total operating revenues in 2000. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible transportation service under agreements that are generally short term.





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

OPERATING STATISTICS

         The following table summarizes volumes and capacity for the periods indicated:

                                                                           Year Ended December 31,

                                                                      2000           1999          1998
                                                                      ----           ----          ----
Total throughput (TBtu)...................................             752            708           732

Average Daily Transportation Volumes (TBtu)...............             2.1            1.9           2.0
Average Daily Firm Reserved Capacity (TBtu)...............             2.7            2.5           2.6

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

        On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. Upon approval, Pipeline will issue appropriate refunds to its customers, and does not anticipate other changes to current rate refund liabilities related to this rate case.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement to resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party sought judicial review of certain aspects of the FERC's decision. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case. A settlement was reached with the one dissenting party on issues pending review in the proceeding and on other business related issues. The settlement with the one dissenting party had no impact on Pipeline's financial position or results of operations. All remaining judicial challenges in this matter were withdrawn in the third quarter of 2000.

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

EMPLOYEES

         At December 31, 2000, Pipeline employed 532 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

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

         The payment of dividends by Pipeline on its common stock is restricted under various debt agreements. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 2000, was approximately $191.8 million. In 2000 and 1999, Pipeline paid cash dividends on common stock of $80 million and $56 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         This analysis discusses financial results of Pipeline's operations for the years 1998 through 2000. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 vs. Year Ended December 31, 1999

         Operating revenues increased $8.6 million, or 3%, due primarily to the recognition of a $10.2 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case, a $3.5 million increase in other revenues associated with full year operation of the Columbia Gorge project placed into service in November 1999 and higher short-term firm and interruptible transportation revenues, partially offset by a 1999 reduction to rate refund liabilities of $8.3 million associated with the 1995 rate case.

         Pipeline's transportation service accounted for 94% and 95% of operating revenues for the years ended December 31, 2000 and 1999, respectively. Additionally, 3% and 2% of operating revenues represented gas storage service for the years ended December 31, 2000 and 1999, respectively.

         Operating expenses increased $2.1 million, or 1%, due primarily to higher depreciation in 2000 coupled with a 1999 $2.1 million reduction to depreciation associated with the 1995 rate case and a 1999 $1.4 million reduction to liability reserves for sales and use tax audits resulting from a favorable ALJ decision, partially offset by the receipt in 2000 of $2.1 million in environmental liability insurance settlements, lower 2000 retirement plan contributions and a 1999 adjustment to expense of $1.2 million for software reengineering, training and other costs previously capitalized.

         Operating income increased $6.5 million, or 5%, due to the reasons identified above.

         Other income increased $8 million primarily resulting from $7 million of interest on the 1993 rate case surcharge revenues discussed above in operating revenues.

         Other interest expense increased $2.1 million due primarily to the 1999 reduction to accrued interest liabilities of $2.2 million associated with the 1995 rate case.

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

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing

         Pipeline's expenditures for property, plant and equipment additions amounted to $47.9 million, $65.6 million and $60.1 million for 2000, 1999 and 1998, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

         As a participant in Williams' cash management program, Pipeline has advances to and from Williams through Pipeline's parent company, WGP. The advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate ("LIBOR") on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Pipeline.

         Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At March 1, 2001, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

         Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 2000. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         Pipeline has an agreement to sell, on an ongoing basis, certain of its accounts receivable to a special-purpose entity ("SPE"). At December 31, 2000, Pipeline sold $15 million of its accounts receivable in exchange for $15 million in cash. For 2000, cash inflows from the SPE were approximately $130 million. The sales of these receivables resulted in a net charge to results of operations of approximately $.7 million and $.6 million in 2000 and 1999, respectively.

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

MARKET RISK DISCLOSURES

Interest Rate Risk

         Pipeline's interest rate risk exposure primarily results from its debt portfolio, which is influenced by short-term rates, primarily LIBOR based borrowings from commercial banks and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in interest rates, Pipeline targets to maintain a significant portion of its debt portfolio in fixed rate debt. At December 31, 2000, the amount of Pipeline's fixed and variable rate debt was at targeted levels. Pipeline has traditionally maintained an investment grade credit rating as one aspect of managing its interest rate risk. In order to fund its 2001 capital expenditure plan, Pipeline may need to access various sources of liquidity, which may include traditional borrowing.

         The following table provides information as of December 31, 2000, about Pipeline's long-term debt that is subject to interest rate risk. The table presents principal cash flows and weighted average interest rates by expected maturity dates.

                                                         December 31, 2000
                                                       (Millions of Dollars)

                                  2001      2002      2003      2004      2005   Thereafter  Total  Fair Value
                                  ----      ----      ----      ----      ----   ----------  -----  ----------
Long-term debt,
including current portion:

Fixed rate                           --        --    $  7.5    $  7.5    $  7.5    $345.0    $367.5   $366.0

Interest rate                       7.0%      7.0%      6.9%      6.9%      6.8%      6.8%       --       --

Variable rate                    $  1.7    $  1.6        --        --        --        --    $  3.3   $  3.4

Interest rate (1)


(1) The interest rate on these notes will be adjusted periodically based on a calculation using the United States Treasury Rate, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 2000 was 9%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of independent auditors............................................. 10

Covered by report of independent auditors:

     Statement of income for the years ended
           December 31, 2000, 1999 and 1998................................ 11

     Balance sheet at December 31, 2000 and 1999........................... 12

     Statement of cash flows for the years ended
           December 31, 2000, 1999 and 1998................................ 14

     Statement of capitalization for the years ended
           December 31, 2000, 1999 and 1998................................ 15

     Notes to financial statements......................................... 16

Not covered by report of independent auditors:

     Quarterly financial data (unaudited).................................. 26





           All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Northwest Pipeline Corporation


           We have audited the accompanying balance sheet of Northwest Pipeline Corporation as of December 31, 2000 and 1999, and the related statements of income, cash flows, and capitalization for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                                           /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
February 19, 2001

                         NORTHWEST PIPELINE CORPORATION

                               STATEMENT OF INCOME

================================================================================

                                                Year Ended December 31,
                                          -----------------------------------
                                            2000         1999          1998
                                          --------     --------      --------
                                              (Thousands of Dollars)
OPERATING REVENUES .....................   $ 296,361    $ 287,793    $ 287,390
                                           ---------    ---------    ---------

OPERATING EXPENSES:
   General and administrative ..........      39,912       43,441       47,283
   Operation and maintenance ...........      36,666       37,784       38,156
   Depreciation ........................      56,558       51,444       50,957
   Taxes, other than income taxes ......      13,363       11,777       12,610
                                           ---------    ---------    ---------

                                             146,499      144,446      149,006
                                           ---------    ---------    ---------

      Operating income .................     149,862      143,347      138,384
                                           ---------    ---------    ---------

OTHER INCOME - net .....................      10,656        2,657        3,722
                                           ---------    ---------    ---------

INTEREST CHARGES:
   Interest on long-term debt ..........      25,914       26,064       29,064
   Other interest ......................       6,273        4,185        8,496
   Allowance for borrowed funds used
      during construction ..............        (273)        (833)        (520)
                                           ---------    ---------    ---------
                                              31,914       29,416       37,040
                                           ---------    ---------    ---------


INCOME  BEFORE INCOME TAXES ............     128,604      116,588      105,066

PROVISION FOR INCOME TAXES .............      48,862       43,575       41,030
                                           ---------    ---------    ---------

NET INCOME .............................   $  79,742    $  73,013    $  64,036
                                           =========    =========    =========

CASH DIVIDENDS ON COMMON STOCK .........   $  80,000    $  56,000    $  36,000
                                           =========    =========    =========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                  BALANCE SHEET

================================================================================

                                     ASSETS


                                                                              December 31,
                                                                         -----------------------
                                                                           2000        1999
                                                                         ----------   ----------
                                                                          (Thousands of Dollars)

PROPERTY, PLANT AND EQUIPMENT, at cost ...............................   $1,678,814   $1,616,904
    Less - Accumulated depreciation ..................................      758,375      701,127
                                                                         ----------   ----------

                                                                            920,439      915,777

    Construction work in progress ....................................       13,121       26,900
                                                                         ----------   ----------

                                                                            933,560      942,677
                                                                         ----------   ----------

CURRENT ASSETS:
    Cash and cash equivalents ........................................        1,890          342
    Advances to affiliates ...........................................       53,882       30,842
    Accounts receivable -
       Trade .........................................................       12,227       17,748
       Affiliated companies ..........................................        3,149        2,027
    Materials and supplies (principally at lower of average cost or
     market) .........................................................       10,798       10,734
    Exchange gas due from others .....................................       28,371        6,337
    Deferred income taxes ............................................        2,244       19,741
    Prepayments and other ............................................        9,238        2,725
                                                                         ----------   ----------

                                                                            121,799       90,496
                                                                         ----------   ----------

OTHER ASSETS:
    Deferred charges .................................................       48,720       47,594
                                                                         ----------   ----------

                                                                         $1,104,079   $1,080,767
                                                                         ==========   ==========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                  BALANCE SHEET

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                         December 31,
                                                                    -----------------------
                                                                       2000         1999
                                                                    ----------   ----------
                                                                    (Thousands of Dollars)
CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share; authorized
          and outstanding, 1,000 shares .........................   $        1   $        1
       Additional paid-in capital ...............................      262,844      262,844
       Retained earnings ........................................      206,536      206,794
                                                                    ----------   ----------

                                                                       469,381      469,639

    Long-term debt, less current maturities .....................      369,146      370,793
                                                                    ----------   ----------

                                                                       838,527      840,432
                                                                    ----------   ----------

CURRENT LIABILITIES:
    Current maturities of long-term debt ........................        1,667        1,667
    Accounts payable -
       Trade ....................................................       12,729       10,289
       Affiliated companies .....................................        6,351        2,238
    Accrued liabilities -
       Income taxes due to affiliate ............................        8,067        8,546
       Taxes, other than income taxes ...........................        2,701        2,400
       Interest .................................................       15,310       12,030
       Employee costs ...........................................        9,512       11,413
       Exchange gas due to others ...............................       35,475        8,612
       Reserves for estimated rate refunds ......................       16,198       29,059
       Other ....................................................        2,029        2,001
                                                                    ----------   ----------

                                                                       110,039       88,255
                                                                    ----------   ----------

DEFERRED INCOME TAXES ...........................................      149,072      143,519
                                                                    ----------   ----------

OTHER DEFERRED CREDITS ..........................................        6,441        8,561
                                                                    ----------   ----------

CONTINGENT LIABILITIES AND COMMITMENTS
                                                                    ----------   ----------

                                                                    $1,104,079   $1,080,767
                                                                    ==========   ==========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                             STATEMENT OF CASH FLOWS

================================================================================


                                                                         Year Ended December 31,
                                                                 -----------------------------------------
                                                                   2000            1999            1998
                                                                 ---------       ---------       ---------
                                                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
   Net Income .................................................  $  79,742       $  73,013       $  64,036
   Adjustments to reconcile to cash provided by operations-
      Depreciation ............................................     56,558          51,444          50,957
      Provision for deferred income taxes .....................     23,050           8,119          14,725
      Amortization of deferred charges and credits ............      1,111           2,112           1,908
      Sale of receivables .....................................      5,000              --              --
      Allowance for equity funds used during construction .....       (496)         (1,475)           (813)
      Changes in:
         Accounts receivable and exchange gas due from
           Others .............................................    (22,635)         13,098           1,190
         Materials and supplies ...............................        (64)           (159)             44
         Other current assets .................................     (6,513)           (962)          6,332
         Other assets and deferred charges ....................     (4,124)          2,075            (124)
         Accounts payable, income taxes due to
           affiliate and exchange gas due to others ...........     27,242         (11,584)         (8,225)
         Other accrued liabilities ............................     (3,086)         (8,838)        (46,420)
         Other deferred credits ...............................       (213)           (518)          3,312
      Other ...................................................         --               3              (7)
                                                                 ---------       ---------       ---------

   Net cash provided by operating activities ..................    155,572         126,328          86,915
                                                                 ---------       ---------       ---------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ....................................    (47,933)        (65,642)        (60,102)
      Proceeds from sales .....................................        988              --           1,455
      Asset removal cost ......................................         --             (45)             --
      Changes in accounts payable .............................     (2,372)            312             878
   Payments from (advances to) affiliates .....................    (23,040)         (4,108)         45,089
                                                                 ---------       ---------       ---------

   Net cash used by investing activities ......................    (72,357)        (69,483)        (12,680)
                                                                 ---------       ---------       ---------

FINANCING ACTIVITIES:
   Principal payments on long-term debt .......................     (1,667)         (1,667)        (35,847)
   Premium on early retirement of long-term debt ..............         --              --          (1,851)
   Dividends paid .............................................    (80,000)        (56,000)        (36,000)
                                                                 ---------       ---------       ---------

   Net cash used by financing activities ......................    (81,667)        (57,667)        (73,698)
                                                                 ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      1,548            (822)            537

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................        342           1,164             627
                                                                 ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ......................  $   1,890       $     342       $   1,164
                                                                 =========       =========       =========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           STATEMENT OF CAPITALIZATION

================================================================================



                                                                Year Ended December 31,
                                                        -----------------------------------------
                                                          2000            1999            1998
                                                        ---------       ---------       ---------
                                                                 (Thousands of Dollars)
COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share,
      Authorized and outstanding, 1,000 shares ...      $       1       $       1       $       1
                                                        ---------       ---------       ---------

   Additional paid-in capital -
         Balance at beginning and end of period ..        262,844         262,844         262,844
                                                        ---------       ---------       ---------

   Retained earnings -
      Balance at beginning of period .............        206,794         190,507         162,617
         Net income ..............................         79,742          73,013          64,036
         Cash dividends ..........................        (80,000)        (56,000)        (36,000)
         Noncash dividend ........................             --            (726)           (146)
                                                        ---------       ---------       ---------

      Balance at end of period ...................        206,536         206,794         190,507
                                                        ---------       ---------       ---------

         Total common stockholder's equity .......        469,381         469,639         453,352
                                                        ---------       ---------       ---------

LONG-TERM DEBT:
   Debentures -
      6.625%, payable 2007 .......................        250,000         250,000         250,000
      7.125%, payable 2025 .......................         84,718          84,706          84,695
      9%, payable 2003 through 2007 ..............         32,766          32,758          32,749
   Adjustable rate notes, payable through 2002 ...          1,662           3,329           4,996
                                                        ---------       ---------       ---------

         Total long-term debt ....................        369,146         370,793         372,440
                                                        ---------       ---------       ---------

         Total capitalization ....................      $ 838,527       $ 840,432       $ 825,792
                                                        =========       =========       =========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure and Control

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly owned subsidiary of The Williams Companies, Inc. ("Williams").

Nature of Operations

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington.

Basis of Presentation

         Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $97.5 million, as of December 31, 2000, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

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

         Depreciation is provided by the straight-line method for utility plant. The annual weighted average composite depreciation rate recorded for transmission and storage plant was 3.16%, 2.88% and 3.03% for 2000, 1999 and 1998, respectively, including an allowance for negative salvage.

Allowance for Borrowed and Equity Funds Used During Construction

         Allowance for funds used during construction ("AFUDC") represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction. Recognition is made of this item as a cost of utility plant because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC.

         The composite rate used to capitalize AFUDC was approximately 9.9%, 9.9% and 9.7% for 2000, 1999 and 1998, respectively. Equity AFUDC of $.5 million, $1.5 million and $.8 million for 2000, 1999 and 1998, respectively, is reflected in other income.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

Exchange Gas Imbalances

         In the course of providing transportation services to customers, Pipeline may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances, which are typically settled through the receipt or delivery of gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as exchange gas due from others or due to others in the accompanying balance sheets. These imbalances are valued at the average of the spot market rates at the Canadian border and the Rocky Mountain market as published in "Inside FERC's Gas Market Report." Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

Revenue Recognition

         Revenues from the transportation of gas are recognized based on contractual terms and the related transported volumes. Pipeline is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending rate cases. Pipeline records rate refund liabilities considering Pipeline and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

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

Interest Payments

         Cash payments for interest were $25.7 million, $25.3 million and $29 million, net of $.3 million, $.8 million and $.5 million of interest capitalized in 2000, 1999 and 1998, respectively.

Stock-Based Compensation

         Williams' employee stock-based awards are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


================================================================================
Williams' fixed plan common stock options generally do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Adoption of Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Pipeline adopted these standards effective January 1, 2001. The adoption of these standards had no impact on Pipeline's financial position or results of operations.

         The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures which relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will not have a material impact to Pipeline's results of operations and financial position.

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on Pipeline's results of operations and financial position was not material.

Reclassifications

         Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

         The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $371 million and $369 million, respectively, at December 31, 2000, and $372 million and $352 million, respectively, at December 31, 1999.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

================================================================================


(3)      CONCENTRATION OF OFF-BALANCE-SHEET AND OTHER CREDIT RISK

         During some or all of the periods presented, more than 10% of Pipeline's operating revenues were generated from each of the following customers.


                                        Year Ended December 31,
                                    ---------------------------------
                                     2000         1999         1998
                                    -------      -------      -------
                                        (Thousands of Dollars)
Puget Sound Energy, Inc.            $43,368      $43,762      $42,565
Northwest Natural Gas Co.            40,376       39,064       40,557

         Pipeline's major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical losses have been minimal. A portion of the revenues reflected above may be subject to refund due to Pipeline's pending rate cases as discussed in Note 9.

         Pipeline has an agreement to sell, on an ongoing basis, certain of its accounts receivable to a special-purpose entity ("SPE"). At December 31, 2000, Pipeline sold $15 million of its accounts receivable in exchange for $15 million in cash. For 2000, cash inflows from the SPE were approximately $130 million. The sales of these receivables resulted in a net charge to results of operations of approximately $.7 million and $.6 million in 2000 and 1999, respectively.

(4)      INCOME TAXES

         Significant components of the deferred tax liabilities and assets are as follows:


                                                                     December 31,
                                                                ----------------------
                                                                (Thousands of Dollars)

                                                                  2000          1999
                                                                --------      --------
            Property, plant and equipment                       $142,230      $139,070
            Regulatory assets                                      5,431         5,515
            Loss on reacquired debt                                8,294         9,227
            Other - net                                              534           628
                                                                --------      --------
            Deferred tax liabilities                             156,489       154,440
                                                                --------      --------
            Rate refunds                                              --        17,688
            Regulatory liabilities                                 3,305         2,209
            Accrued liabilities                                    6,356         7,596
            Contributions in aid of construction                      --         3,169
                                                                --------      --------
            Deferred tax assets                                    9,661        30,662
                                                                --------      --------
            Net deferred tax liabilities                        $146,828      $123,778
                                                                ========      ========
            Reflected as:
              Deferred income taxes - current asset             $  2,244      $ 19,741
              Deferred income taxes - noncurrent liability       149,072       143,519
                                                                --------      --------
                                                                $146,828      $123,778
                                                                ========      ========

         The provision for income taxes includes:



                                       Year Ended December 31,
                                   ---------------------------------
                                    2000         1999         1998
                                   -------      -------      -------
                                      (Thousands of Dollars)
         Current:
            Federal .........      $23,150      $31,804      $22,480
            State ...........        2,662        3,652        3,825
                                   -------      -------      -------
                                    25,812       35,456       26,305
                                   -------      -------      -------

         Deferred:
            Federal .........       20,598        7,255       13,159
            State ...........        2,452          864        1,566
                                   -------      -------      -------
                                    23,050        8,119       14,725
                                   -------      -------      -------

         Total provision ....      $48,862      $43,575      $41,030
                                   =======      =======      =======

         A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:




                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                 2000           1999            1998
                                                               --------       --------        --------
                                                                        (Thousands of Dollars)
    Provision at statutory Federal income tax
      Rate of 35% .......................................      $ 45,011       $ 40,806        $ 36,773
    Increase (decrease) in tax provision resulting from -
       State income taxes net of Federal tax benefit ....         3,324          2,999           3,504
       Other - net ......................................           527           (230)            753
                                                               --------       --------        --------

          Provision for income taxes ....................      $ 48,862       $ 43,575        $ 41,030
                                                               ========       ========        ========

    Effective tax rate ..................................         37.99%         37.38%          39.05%
                                                               ========       ========        ========


         Net cash payments made to Williams for income taxes were $26.3 million, $35.5 million and $26.7 million in 2000, 1999 and 1998, respectively.

(5)      LONG-TERM DEBT, LEASES AND BANKING ARRANGEMENTS

Debt Covenants

         The terms of Pipeline's debt indentures preclude the issuance of mortgage bonds. The indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Pipeline's debt indentures also contain restrictions which, under certain circumstances, limit the issuance of additional debt and restrict the disposal of a major portion of its natural gas pipeline system. Pipeline's debt indentures also contain provisions limiting common stock dividends. Under the most restrictive provisions, the amount of Pipeline's retained earnings available for dividends on its common stock as of December 31, 2000, was approximately $191.8 million.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

================================================================================
Adjustable Interest Rate Notes

         The interest rate on these notes will be adjusted periodically based on a calculation using the United States Treasury Rate, but will never exceed 25% or be less than 9% per annum. The interest rate at December 31, 2000 was 9%.

Sinking Fund Requirements and Maturities

         As of December 31, 2000, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:


                                                                 (Thousands of
                                                                    Dollars)
                                                                    --------
                         2001 ................................      $  1,667
                         2002 ................................         1,662
                         2003 ................................         7,500
                         2004 ................................         7,500
                         2005 ................................         7,500
                         Thereafter ..........................      $344,984
                                                                    --------
                            Total ............................      $370,813
                                                                    ========

Line-of-Credit Arrangements

         During 2000, Williams replaced its $1 billion Revolving Credit Facility with a $700 million Revolving Credit Facility. Pipeline is a participant in this $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 2000. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). This new Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this new Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

         Pipeline subleases portions of its headquarters building to third parties under agreements with varying terms. Following are the estimated future minimum yearly rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

                                                           (Thousands
                                                            of Dollars)
                                                           ------------
                         2001 ..........................     $ 8,806
                         2002 ..........................       8,806
                         2003 ..........................       8,806
                         2004 ..........................       8,806
                         2005 ..........................       8,806
                         Thereafter ....................      55,243
                                                             -------

                                                             $99,273
                         Less: noncancelable
                          Subleases ....................      16,600
                                                             -------

                              Total ....................     $82,673
                                                             =======

         Operating lease rental expense amounted to $8.8 million, $8.3 million and $8.3 million for 2000, 1999 and 1998, respectively. Capital lease payments for the periods presented are not significant.

(6)      EMPLOYEE BENEFIT PLANS

         Pipeline's employees are covered by Williams' non-contributory defined-benefit pension plan and Williams' health care plan that provides postretirement medical benefits to certain retired employees. Contributions for pension and postretirement medical benefits related to Pipeline's participation in these plans were $2.8 million, $4.9 million and $5.5 million in 2000, 1999 and 1998, respectively. These amounts are currently recoverable in Pipeline's rates.

         Pipeline's employees are also covered by various Williams' defined-contribution plans. Pipeline's costs related to these plans totaled $1.8 million, $1.7 million and $1.9 million in 2000, 1999 and 1998, respectively.

(7)      STOCK-BASED COMPENSATION

         Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Depending on the terms of the respective plans, stock options generally become exercisable in one-third increments each year from the anniversary of the grant or after three and five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire 10 years after grant.

         FAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in FAS 123 had been applied in measuring compensation cost. Pro forma net income for Pipeline was $78.4 million, $71.5 million and $63 million for 2000, 1999 and 1998, respectively. Reported net income was $79.7 million, $73 million and $64 million for 2000, 1999 and 1998, respectively. Pro forma amounts for 2000 include compensation expense for certain awards made in 1999 and the total compensation expense from awards made in 2000, as these awards fully vested in 2000 as a result of accelerated vesting provisions. Pro forma amounts for 1999 include the remaining total compensation expense from awards made in 1998 and the total compensation from certain awards made in 1999, as these awards

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

================================================================================
fully vested in 1999 as a result of the accelerated vesting provisions. Pro forma amounts for 1998 include the remaining total compensation expense from the awards made in 1997 as these awards fully vested in 1998 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

         Stock options granted to employees of Pipeline in 2000, 1999 and 1998 were 135,851 shares, 160,647 shares and 149,850 shares, respectively, at a weighted average grant date fair value of $15.44, $11.90 and $8.19, respectively. Stock options outstanding and options exercisable for employees of Pipeline were 1,200,313 shares and 1,169,078 shares, respectively, at December 31, 2000; 1,182,172 shares and 1,150,997 shares, respectively, at December 31, 1999; and 1,292,429 shares and 1,143,757 shares, respectively, at December 31, 1998.

         The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 31 percent (28 percent in 1999 and 25 percent in 1998); risk-free interest rate of 6.5 percent (5.6 percent in 1999 and 5.3 percent in 1998); and a dividend yield of
1.5 percent (1.5 percent in 1999 and 2.0 percent in 1998).

(8)      RELATED PARTY TRANSACTIONS

         As a subsidiary of Williams, Pipeline engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. As a participant in Williams' cash management program, Pipeline has advances to and from Williams through Pipeline's parent company, WGP. The advances are represented by demand notes. The interest rate on intercompany demand notes is LIBOR on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Pipeline. Pipeline received interest income from advances to these affiliates of $3.4 million, $1.4 million, and $3.2 million during 2000, 1999 and 1998, respectively.

         Williams' corporate overhead expenses allocated to Pipeline were $4.5 million, $4.3 million and $4.1 million for 2000, 1999 and 1998, respectively. Such expenses have been allocated to Pipeline by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis, which amounted to $4.8 million, $3.8 million and $3.2 million for 2000, 1999 and 1998, respectively.

         During the periods presented, Pipeline's revenues reflect transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $1.2 million, $.6 million and $1.4 million for 2000, 1999 and 1998, respectively.

         Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are charged on the basis of commercial relationships and prevailing market prices or general industry practices.

(9)      CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

================================================================================
on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This results in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. During the first quarter of 2000, Pipeline recorded surcharges of $11.4 million, of which $7 million increased revenues and $4.4 million, representing interest, increased other income. The results of these adjustments are reflected in the accompanying statements. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. The FERC's action resulted in Pipeline's booking $3.2 million of additional revenues and $2.6 million of interest income in July 2000. Some of Pipeline's customers have sought judicial review concerning the FERC's orders with respect to return on equity issues.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the ALJ issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. Upon approval, Pipeline will issue appropriate refunds to its customers, and does not anticipate other changes to current rate refund liabilities related to this rate case.

         On March 1, 1997, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 30, 1996 ("1996 Rate Case"). The application sought an increase in rates due to a proposed use of a higher depreciation rate which also considers a net negative salvage value for Pipeline's facilities, higher operating costs and a redesign of Pipeline's rates because of impacts relating to the sale of Pipeline's south-end facilities in the third quarter of 1996. On July 22, 1997, Pipeline filed a settlement to resolve all issues in this rate case. On November 25, 1997, the FERC, over the objection of one dissenting party, issued an order approving all aspects of the settlement. The one dissenting party sought and was denied rehearing of the FERC's order. That party sought judicial review of certain aspects of the FERC's decision. Pipeline made refunds to customers in August 1998 totaling $16.7 million, including interest, in this rate case. A settlement was reached with the one dissenting party on issues pending review in the proceeding and on other business related issues. The settlement with the one dissenting party had no impact on Pipeline's financial position or results of operations. All remaining judicial challenges in this matter were withdrawn in the third quarter of 2000.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

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

Summary of Contingent Liabilities

         Management believes that the ultimate resolution of the foregoing matters, based on advise of counsel and after consideration of amounts accrued, insurance coverage, potential recovery from customers, and other indemnification arrangements, will not have a materially adverse effect upon Pipeline's future financial position, results of operations, and cash flow requirements.

Other Matters

         Commitments for construction and acquisition of property, plant and equipment are approximately $98.2 million at December 31, 2000.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 2000 and 1999:


                                             Quarter of 2000
                               ----------------------------------------------
                                First       Second        Third        Fourth
                               -------      -------      -------      -------
                                          (Thousands of Dollars)
Operating revenues ......      $79,760      $69,114      $73,819      $73,668
Operating income ........       41,402       34,190       39,027       35,243
Net income ..............       23,980       17,271       21,291       17,200

         Operating results for the first and third quarters of 2000 include the recognition of surcharges associated with the 1993 rate case. See Note 9 of Notes to Consolidated Financial Statements.



                                             Quarter of 2000
                               ----------------------------------------------
                                First       Second        Third        Fourth
                               -------      -------      -------      -------
                                          (Thousands of Dollars)
Operating revenues ......      $70,141      $77,276      $68,642      $71,734
Operating income ........       29,981       42,470       32,509       38,387
Net income ..............       13,276       23,917       15,879       19,941

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

         *(d) Senior indenture, dated as of December 8, 1997 between Pipeline and The Chase Manhattan Bank, relating to Pipeline's 6.625% Debentures, due 2007 (Exhibit 4.1 to Registration Statement on Form S-3, No. 333-35101, filed September 8, 1997.

         *(e) Credit Agreement dated July 25, 2000, among Pipeline, Williams and certain affiliated companies and the banks named therein and Citibank N.A., as agent. (Exhibit 4.1 to Williams Form 10-Q for the period ended June 30, 2000, Commission File Number 1-4174).

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














----------
         *Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NORTHWEST PIPELINE CORPORATION
                                              (Registrant)


                                     By   /s/ Jeffrey R. Valentine
                                       ----------------------------------------
                                              Jeffrey R. Valentine
                                      Controller (Principal Accounting Officer)

Date:  March 12, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


           Signature                              Title
           ---------                              -----
     /s/ Keith E. Bailey*           Chairman of the Board and Director
------------------------------
         Keith E. Bailey


     /s/ Cuba Wadlington, Jr.*      President (Principal Executive Officer)
------------------------------      and Director
         Cuba Wadlington, Jr.


     /s/ J. Douglas Whisenant*      Sr. Vice President and General Manager
------------------------------      and Director
         J. Douglas Whisenant


     /s/ Nick A. Bacile*            Vice President and Treasurer (Principal
------------------------------      Financial Officer)
         Nick A. Bacile


     /s/ Jeffrey R. Valentine*      Controller (Principal Accounting Officer)
------------------------------
         Jeffrey R. Valentine



*  By   /s/ Jeffrey R. Valentine
     ----------------------------
            Jeffrey R. Valentine
            Attorney-in-fact


Date:  March 12, 2001

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER        DESCRIPTION
-------        -----------
   23          Consent of Independent Auditors

   24          Power of Attorney with Certified Resolution