Form 10-Q
period 2001-03-31
NORTHWEST PIPELINE CORP
filed 2001-05-11
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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


          Class                                      Outstanding at May 11, 2001
--------------------------                           ---------------------------
Common stock, $1 par value                                   1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Statement of Income, three months
         ended March 31, 2001 and 2000....................................................                   1

      Condensed Balance Sheet as of March 31, 2001 and
         December 31, 2000 ...............................................................                   2

      Condensed Statement of Cash Flows, three
         months ended March 31, 2001 and 2000 ............................................                   4

      Notes to Condensed Financial Statements ............................................                   5

   Item 2.  Management's Narrative Analysis of the Results of Operations .................                   8


PART II.  OTHER INFORMATION ..............................................................                  10



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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

================================================================================

                                                                         Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                        2001           2000
                                                                     ----------     ----------

                                                                            (Thousands)

OPERATING REVENUES .............................................     $   71,198     $   79,760
                                                                     ----------     ----------

OPERATING EXPENSES:
   General and administrative ..................................         10,213         11,690
   Operation and maintenance ...................................          8,374          8,896
   Depreciation ................................................         14,013         13,815
   Taxes, other than income taxes ..............................          4,161          3,957
                                                                     ----------     ----------

                                                                         36,761         38,358
                                                                     ----------     ----------

        Operating income .......................................         34,437         41,402
                                                                     ----------     ----------

OTHER INCOME - net .............................................          1,860          5,271
                                                                     ----------     ----------

INTEREST CHARGES:
   Interest on long-term debt ..................................          6,469          6,507
   Other interest ..............................................          1,686          1,551
   Allowance for borrowed funds used during construction .......              8           (148)
                                                                     ----------     ----------

                                                                          8,163          7,910
                                                                     ----------     ----------

INCOME BEFORE INCOME TAXES .....................................         28,134         38,763
                                                                     ----------     ----------

PROVISION FOR INCOME TAXES .....................................         10,602         14,783
                                                                     ----------     ----------

NET INCOME .....................................................     $   17,532     $   23,980
                                                                     ==========     ==========

CASH DIVIDENDS ON COMMON STOCK .................................     $   10,000     $   20,000
                                                                     ==========     ==========


----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

================================================================================


                                     ASSETS


                                                                       March 31,      December 31,
                                                                         2001             2000
                                                                     ------------     ------------

                                                                        (Thousands of Dollars)

PROPERTY, PLANT AND EQUIPMENT, at cost .........................     $  1,701,023     $  1,691,935
   Less - Accumulated depreciation .............................          771,959          758,375
                                                                     ------------     ------------

                                                                          929,064          933,560
                                                                     ------------     ------------


CURRENT ASSETS:
   Cash and cash equivalents ...................................              390            1,890
   Advances to affiliates ......................................           68,001           53,882
   Accounts receivable -
        Trade ..................................................           10,654           12,227
        Affiliated companies ...................................            1,676            3,149
   Materials and supplies (principally at lower of average
     cost or market) ...........................................           10,826           10,798
   Exchange gas due from others ................................           18,264           28,371
   Deferred income taxes .......................................            2,345            2,244
   Prepayments and other .......................................           13,639            9,238
                                                                     ------------     ------------

                                                                          125,795          121,799
                                                                     ------------     ------------

OTHER ASSETS:
   Deferred charges ............................................           49,631           48,720
                                                                     ------------     ------------

                                                                     $  1,104,490     $  1,104,079
                                                                     ============     ============


----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                              March 31,      December 31,
                                                                2001             2000
                                                            ------------     ------------

                                                               (Thousands of Dollars)

CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares .....     $          1     $          1
       Additional paid-in capital .....................          262,844          262,844
       Retained earnings ..............................          214,068          206,536
                                                            ------------     ------------

                                                                 476,913          469,381

   Long-term debt, less current maturities ............          367,488          369,146
                                                            ------------     ------------

                                                                 844,401          838,527
                                                            ------------     ------------

CURRENT LIABILITIES:
   Current maturities of long-term debt ...............            1,662            1,667
   Accounts payable -
       Trade ..........................................            6,397           12,729
       Affiliated companies ...........................            4,441            6,351
   Accrued liabilities -
       Income taxes due to affiliate ..................            7,712            8,067
       Taxes, other than income taxes .................            5,445            2,701
       Interest .......................................           21,106           15,310
       Employee costs .................................            7,039            9,512
       Exchange gas due to others .....................           29,450           35,475
       Reserves for estimated rate refunds ............           16,230           16,198
       Other ..........................................            2,034            2,029
                                                            ------------     ------------

                                                                 101,516          110,039
                                                            ------------     ------------

DEFERRED INCOME TAXES .................................          152,063          149,072
                                                            ------------     ------------

OTHER DEFERRED CREDITS ................................            6,510            6,441
                                                            ------------     ------------

CONTINGENT LIABILITIES AND COMMITMENTS ................
                                                            ------------     ------------

                                                            $  1,104,490     $  1,104,079
                                                            ============     ============


----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================


                                                                           Three Months Ended
                                                                               March 31,
                                                                       --------------------------

                                                                          2001            2000
                                                                       ----------      ----------

                                                                               (Thousands)

OPERATING ACTIVITIES:
   Net income ....................................................     $   17,532      $   23,980
   Adjustments to reconcile to cash provided by operations -
      Depreciation ...............................................         14,013          13,815
      Provision for deferred income taxes ........................          2,890           6,979
      Amortization of deferred charges and credits ...............            962            (129)
      Allowance for equity funds used during construction ........             14            (272)
      Changes in:
        Accounts receivable and exchange gas due
          from others ............................................         13,153         (19,317)
        Materials and supplies ...................................            (28)            (54)
        Other current assets .....................................         (4,401)           (797)
        Other assets and deferred charges ........................         (1,637)           (697)
        Accounts payable, income taxes due to affiliate and
          exchange gas due to others .............................        (13,027)         14,795
        Other accrued liabilities ................................          5,749           3,184
        Other deferred credits ...................................           (163)           (248)
                                                                       ----------      ----------

   Net cash provided by operating activities .....................         35,057          41,239
                                                                       ----------      ----------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures .......................................         (9,102)         (6,598)
      Proceeds from sales ........................................             --           1,067
      Asset removal cost .........................................           (429)             --
      Changes in accounts payable ................................         (1,240)         (3,933)
   Advances to affiliates ........................................        (14,119)        (10,289)
                                                                       ----------      ----------

   Net cash used by investing activities .........................        (24,890)        (19,753)
                                                                       ----------      ----------

FINANCING ACTIVITIES:
   Principal payments on long-term debt ..........................         (1,667)         (1,667)
   Dividends paid ................................................        (10,000)        (20,000)
                                                                       ----------      ----------

   Net cash used by financing activities .........................        (11,667)        (21,667)
                                                                       ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS ...................................................         (1,500)           (181)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................          1,890             342
                                                                       ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $      390      $      161
                                                                       ==========      ==========


----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

(1)     General

        The accompanying, unaudited interim condensed financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 2000 Annual Report on Form 10-K.

        Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

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

        The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures that relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 did not have a material impact to Pipeline's results of operations and financial position.

Reclassifications

        Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

(2)     Basis of Presentation

        Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $96.4 million, as of March 31, 2001, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

(3)     Long-Term Debt and Banking Arrangements

        Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). This Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

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

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations



        This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 2001 and 2000. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

        This analysis should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2000 Annual Report on Form 10-K and with the condensed financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 vs. Quarter Ended March 31, 2000

        Operating revenues decreased $8.6 million, or 11%, due primarily to the recognition in 2000 of a $7 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case.

        Pipeline's transportation service accounted for 93% and 95% of operating revenues for the quarters ended March 31, 2001 and 2000, respectively. Additionally, gas storage service represented 3% of operating revenues in each of the quarters ended March 31, 2001 and 2000.

        Operating expenses decreased $1.6 million, or 4%, due primarily to lower general and administrative and operation and maintenance expenses.

        Operating income decreased $7 million, or 17%, due to the reasons identified above.

        Other income decreased $3.4 million primarily resulting from the 2000 recognition of $4.4 million of interest on surcharges related to the revenue associated with the 1993 rate case as discussed above in operating revenues.

        The following table summarizes volumes and capacity for the periods indicated:

                                                            Quarter Ended March 31,
                                                            -----------------------

                                                              2001           2000
                                                            --------       --------

        Total Gas volumes throughput (TBtu)                     205            206

        Average Daily Transportation Volumes (TBtu)             2.3            2.3
        Average Daily Firm Reserved Capacity (TBtu)             2.8            2.6

FINANCIAL CONDITION AND LIQUIDITY

        On April 10, 2001, under the terms of the note agreement, Pipeline gave notice of its intent to prepay, without penalty, the outstanding $1.7 million balance of its adjustable rate notes with accrued interest on May 15, 2001. Prepayment will be made from Pipeline's operations and available cash.

        Pipeline anticipates 2001 capital expenditures will total approximately $116.5 million, of which $9.1 million has been expended through March 31, 2001. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

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

              Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         Pipeline has an agreement to sell, on an ongoing basis, certain of its accounts receivable to a special-purpose entity ("SPE"). At March 31, 2001, Pipeline sold $15 million of its accounts receivable in exchange for $15 million in cash.

OTHER

        Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity.

        Reference is made to Note 4 of Notes to Condensed Financial Statements for information about regulatory, judicial and business developments which cause operating and financial uncertainties.

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



                                             NORTHWEST PIPELINE CORPORATION
                                          -----------------------------------
                                                       Registrant



                                      By:      /s/ Darrell R. Swensen
                                          -----------------------------------
                                                   Darrell R. Swensen
                                                       Controller
                                              (Duly Authorized Officer and
                                                Chief Accounting Officer)




Date:   May 11, 2001