Form 10-Q
period 2001-06-30
NORTHWEST PIPELINE CORP
filed 2001-08-10
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

                                 (801) 583-8800
                       ----------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


          Class                                    Outstanding at August 9, 2001
--------------------------                         -----------------------------
Common stock, $1 par value                                1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Statement of Income, three and six months
        ended June 30, 2001 and 2000...............................................          1

      Condensed Balance Sheet as of June 30, 2001 and
        December 31, 2000..........................................................          2

      Condensed Statement of Cash Flows, six
        months ended June 30, 2001 and 2000........................................          4

      Notes to Condensed Financial Statements......................................          5

   Item 2.  Management's Narrative Analysis of the Results of Operations...........          8


PART II.  OTHER INFORMATION........................................................         10




Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K and 2001 first quarter report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                          CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

================================================================================


                                                    Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                  ------------------------    ------------------------
                                                     2001          2000          2001          2000
                                                  ----------    ----------    ----------    ----------
                                                                      (Thousands)
OPERATING REVENUES ..........................     $   71,881    $   69,114    $  143,079    $  148,874
                                                  ----------    ----------    ----------    ----------
OPERATING EXPENSES:
   General and administrative ...............          9,508         8,692        19,721        20,382
   Operation and maintenance ................          8,837         8,917        17,211        17,813
   Depreciation .............................         14,378        13,817        28,391        27,632
   Taxes, other than income taxes ...........          3,626         3,498         7,787         7,455
                                                  ----------    ----------    ----------    ----------
                                                      36,349        34,924        73,110        73,282
                                                  ----------    ----------    ----------    ----------
     Operating income .......................         35,532        34,190        69,969        75,592
                                                  ----------    ----------    ----------    ----------
OTHER INCOME - net ..........................          1,499         1,495         3,359         6,766
                                                  ----------    ----------    ----------    ----------
INTEREST CHARGES:
   Interest on long-term debt ...............          6,413         6,469        12,882        12,976
   Other interest ...........................          1,636         1,574         3,322         3,125
  Allowance for borrowed funds used during
   construction .............................           (119)          (56)         (111)         (204)
                                                  ----------    ----------    ----------    ----------
                                                       7,930         7,987        16,093        15,897
                                                  ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES ..................         29,101        27,698        57,235        66,461

PROVISION FOR INCOME TAXES ..................         10,966        10,427        21,568        25,210
                                                  ----------    ----------    ----------    ----------
NET INCOME ..................................     $   18,135    $   17,271    $   35,667    $   41,251
                                                  ==========    ==========    ==========    ==========
CASH DIVIDENDS ON COMMON STOCK ..............     $   10,000    $   20,000    $   20,000    $   40,000
                                                  ==========    ==========    ==========    ==========

----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

================================================================================


                                     ASSETS

                                                                   June 30,    December 31,
                                                                     2001          2000
                                                                  ----------   ------------
                                                                         (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost ........................   $1,713,687   $  1,691,935
   Less - Accumulated depreciation ............................      784,566        758,375
                                                                  ----------   ------------
                                                                     929,121        933,560
                                                                  ----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents ..................................        1,325          1,890
   Advances to affiliates .....................................       73,671         53,882
   Accounts receivable -
     Trade ....................................................       10,313         12,227
     Affiliated companies .....................................        2,322          3,149
   Materials and supplies (principally at lower of average
    cost or market) ...........................................       10,939         10,798
   Exchange gas due from others ...............................       12,013         28,371
   Deferred income taxes ......................................        2,781          2,244
   Prepayments and other ......................................        5,157          9,238
                                                                  ----------   ------------
                                                                     118,521        121,799
                                                                  ----------   ------------

OTHER ASSETS:
   Deferred charges ...........................................       49,693         48,720
                                                                  ----------   ------------
                                                                  $1,097,335   $  1,104,079
                                                                  ==========   ============


----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

================================================================================


                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                           June 30,    December 31,
                                                             2001          2000
                                                          ----------   ------------
                                                                (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares .....   $        1   $          1
       Additional paid-in capital .....................      262,844        262,844
       Retained earnings ..............................      222,203        206,536
                                                          ----------   ------------
                                                             485,048        469,381

   Long-term debt, less current maturities ............      367,493        369,146
                                                          ----------   ------------
                                                             852,541        838,527
                                                          ----------   ------------

CURRENT LIABILITIES:
   Current maturities of long-term debt ...............           --          1,667
   Accounts payable -
       Trade ..........................................        8,641         12,729
       Affiliated companies ...........................        6,180          6,351
   Accrued liabilities -
       Income taxes due to affiliate ..................       11,994          8,067
       Taxes, other than income taxes .................        4,155          2,701
       Interest .......................................       17,119         15,310
       Employee costs .................................        7,589          9,512
       Exchange gas due to others .....................       13,600         35,475
       Reserves for estimated rate refunds ............       16,266         16,198
       Other ..........................................        2,068          2,029
                                                          ----------   ------------
                                                              87,612        110,039
                                                          ----------   ------------
DEFERRED INCOME TAXES .................................      151,471        149,072
                                                          ----------   ------------
OTHER DEFERRED CREDITS ................................        5,711          6,441
                                                          ----------   ------------
CONTINGENT LIABILITIES AND COMMITMENTS
                                                          ----------   ------------
                                                          $1,097,335   $  1,104,079
                                                          ==========   ============

----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================


                                                                       Six Months Ended
                                                                           June 30,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ----------    ----------
                                                                          (Thousands)
OPERATING ACTIVITIES:
   Net income ...................................................   $   35,667    $   41,251
   Adjustments to reconcile to cash provided by operations -
      Depreciation ..............................................       28,391        27,632
      Provision for deferred income taxes .......................        1,862        11,933
      Amortization of deferred charges and credits ..............        1,034           121
      Allowance for equity funds used during construction .......         (206)         (375)
      Changes in:
        Accounts receivable and exchange gas due from
         others .................................................       19,099       (14,661)
        Materials and supplies ..................................         (141)           47
        Other current assets ....................................        4,081          (201)
        Other assets and deferred charges .......................       (2,401)       (1,612)
        Accounts payable and exchange gas due to others .........      (26,885)        9,330
        Other accrued liabilities ...............................        5,374          (128)
        Other deferred credits ..................................         (327)         (472)
      Other .....................................................         (143)           --
                                                                    ----------    ----------
   Net cash provided by operating activities ....................       65,405        72,865
                                                                    ----------    ----------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ......................................      (23,000)      (15,649)
      Proceeds from sales .......................................           --         1,080
      Asset removal cost ........................................         (603)           --
      Changes in accounts payable ...............................          751        (3,881)
   Advances to affiliates .......................................      (19,789)      (12,567)
                                                                    ----------    ----------
   Net cash used by investing activities ........................      (42,641)      (31,017)
                                                                    ----------    ----------
FINANCING ACTIVITIES:
   Principal payments on long-term debt .........................       (3,329)       (1,667)
   Dividends paid ...............................................      (20,000)      (40,000)
                                                                    ----------    ----------
   Net cash used by financing activities ........................      (23,329)      (41,667)
                                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..................................................         (565)          181

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD
                                                                         1,890           342
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $    1,325    $      523
                                                                    ==========    ==========

----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================


(1)    General

        The accompanying, unaudited interim condensed financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 2001 and December 31, 2000, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 2000 Annual Report on Form 10-K and 2001 first quarter report on Form 10-Q.

         Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

(2)     Basis of Presentation

        Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $95.6 million, as of June 30, 2001, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

(3)     Long-Term Debt and Banking Arrangements

        On May 15, 2001, under the terms of the note agreement, Pipeline prepaid, without penalty, the outstanding $1.7 million balance of its adjustable rate notes with accrued interest. Prepayment was made from Pipeline's operations and available cash.

        Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). This Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

(4)     Contingent Liabilities and Commitments

Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This results in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. During the first quarter of 2000, Pipeline recorded surcharges of $11.4 million, of which $7 million increased revenues and $4.4 million, representing interest, increased other income. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. The FERC's action resulted in Pipeline's recognizing $3.2 million of additional revenues and $2.6 million of interest income in July 2000. Some of Pipeline's customers have sought judicial review concerning the FERC's orders with respect to return on equity issues. On July 13, 2001, the D.C. Circuit issued its decision affirming the FERC's earlier rulings on various rate base, accounting, and risk issues, but remanding the case to the FERC to allow the FERC to set forth more clearly its rationale for allowing Pipeline to utilize the median result of the DCF proxy group analysis.

        On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the Administrative Law Judge ("ALJ") issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. On July 11, 2001, the FERC issued an Order accepting Pipeline's compliance filings, subject to Pipeline making some minor rate related changes relating to billing determinants and cost of service recovery for facilities subject to reimbursement agreements.

Significant Litigation

        In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the Federal government, treble damages, a civil penalty, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint were filed by various defendants including Williams. In May 2001, the Court denied the pending motions.

        On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas,

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

================================================================================

resulting in an alleged underpayment of royalties to the class of producer plaintiffs. The Williams entities will join other defendants in filing at least two dispositive motions, along with contesting class certification in the next several months.

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

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations

        This analysis discusses financial results of Pipeline's operations for the six-month periods ended June 30, 2001 and 2000. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

        This analysis should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2000 Annual Report on Form 10-K and in Pipeline's 2001 First Quarter Report on Form 10-Q, and with the condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS


Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

        Operating revenues decreased $5.8 million, or 4%, due primarily to the recognition in 2000 of a $7 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case, partially offset by higher short-term firm and interruptible transportation revenues as a result of higher volumes in 2001.

        Pipeline's transportation service accounted for 93% and 94% of operating revenues for the six-month periods ended June 30, 2001 and 2000, respectively. Additionally, gas storage service represented 3% of operating revenues in each of the six-month periods ended June 30, 2001 and 2000.

        Operating expenses decreased $.2 million due primarily to lower general and administrative and operation and maintenance expenses, mostly offset by the receipt in 2000 of a $1.5 million environmental liability insurance settlement.

        Operating income decreased $5.6 million, or 7%, due to the reasons identified above.

        Other income decreased $3.4 million primarily resulting from the 2000 recognition of $4.4 million of interest on surcharges related to the revenue associated with the 1993 rate case as discussed above in operating revenues.

        The following table summarizes volumes and capacity for the periods indicated:


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2001             2000
                                                   --------         --------
Total Gas volumes throughput (TBtu)                     387              371

Average Daily Transportation Volumes (TBtu)             2.1              2.0
Average Daily Firm Reserved Capacity (TBtu)             2.7              2.6


FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 2001 capital expenditures will total approximately $108.3 million, of which $23 million has been expended through June 30, 2001. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

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

        Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At June 30, 2001, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

        Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at June 30, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

        Pipeline has an agreement to sell, on an ongoing basis, certain of its accounts receivable to a special-purpose entity ("SPE"). At June 30, 2001, Pipeline sold $15 million of its accounts receivable in exchange for $15 million in cash.

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



                                          NORTHWEST PIPELINE CORPORATION
                                       --------------------------------------
                                                   Registrant


                                   By:      /s/ Darrell R. Swensen
                                       --------------------------------------
                                               Darrell R. Swensen
                                                   Controller
                                          (Duly Authorized Officer and
                                            Chief Accounting Officer)



Date:   August 9, 2001