Form 10-Q
period 2001-09-30
NORTHWEST PIPELINE CORP
filed 2001-11-09
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 9, 2001
--------------------------                      -------------------------------
Common stock, $1 par value                                1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements -

               Condensed Statement of Income, three and nine months
                      ended September 30, 2001 and 2000 ........................................................  1

               Condensed Balance Sheet as of September 30, 2001 and
                      December 31, 2000 ........................................................................  2

               Condensed Statement of Cash Flows, nine
                      months ended September 30, 2001 and 2000 .................................................  4

               Notes to Condensed Financial Statements .........................................................  5

     Item 2.  Management's Narrative Analysis of the Results of Operations......................................  9

PART II.  OTHER INFORMATION .................................................................................... 11





Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K and 2001 first and second quarter reports on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                             ------------------------     ------------------------
                                               2001           2000          2001           2000
                                             ---------      ---------     ---------      ---------
                                                                  (Thousands)
OPERATING REVENUES .....................     $  69,624      $  73,819     $ 212,703      $ 222,693
                                             ---------      ---------     ---------      ---------
OPERATING EXPENSES:
     General and administrative ........        10,062          8,810        29,783         29,192
     Operation and maintenance .........         8,614          8,174        25,825         25,987
     Depreciation ......................        14,454         15,047        42,845         42,679
     Taxes, other than income taxes ....         2,670          2,761        10,457         10,216
                                             ---------      ---------     ---------      ---------
                                                35,800         34,792       108,910        108,074
                                             ---------      ---------     ---------      ---------
         Operating income ..............        33,824         39,027       103,793        114,619
                                             ---------      ---------     ---------      ---------
OTHER (LOSS) INCOME  - net .............        (1,887)         3,400         1,472         10,166
                                             ---------      ---------     ---------      ---------
INTEREST CHARGES:
     Interest on long-term debt ........         6,394          6,469        19,276         19,445
     Other interest ....................         1,298          1,618         4,620          4,743
     Allowance for borrowed funds used
       during construction .............          (122)            29          (233)          (175)
                                             ---------      ---------     ---------      ---------
                                                 7,570          8,116        23,663         24,013
                                             ---------      ---------     ---------      ---------
INCOME BEFORE INCOME TAXES .............        24,367         34,311        81,602        100,772

PROVISION FOR INCOME TAXES .............         8,783         13,020        30,351         38,230
                                             ---------      ---------     ---------      ---------
NET INCOME .............................     $  15,584      $  21,291     $  51,251      $  62,542
                                             =========      =========     =========      =========
CASH DIVIDENDS ON COMMON STOCK .........     $      --      $  20,000     $  20,000      $  60,000
                                             =========      =========     =========      =========

----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                 September 30,   December 31,
                                                     2001           2000
                                                 -------------   -----------
                                                        (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost ......     $1,728,648     $1,691,935
       Less - Accumulated depreciation ......        792,856        758,375
                                                  ----------     ----------
                                                     935,792        933,560
                                                  ----------     ----------
CURRENT ASSETS:
       Cash and cash equivalents ............            430          1,890
       Advances to affiliates ...............         70,270         53,882
       Accounts receivable -
           Trade ............................         10,664         12,227
           Affiliated companies .............          4,379          3,149
       Materials and supplies ...............         11,013         10,798
       Exchange gas due from others .........          5,717         28,371
       Deferred income taxes ................          3,274          2,244
       Prepayments and other ................          6,379          9,238
                                                  ----------     ----------
                                                     112,126        121,799
                                                  ----------     ----------
OTHER ASSETS:
       Deferred charges .....................         48,392         48,720
                                                  ----------     ----------
                                                  $1,096,310     $1,104,079
                                                  ==========     ==========


----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                              September 30,    December 31,
                                                                  2001             2000
                                                              ------------     ------------
                                                                        (Thousands)
CAPITALIZATION:
       Common stockholder's equity -
           Common stock, par value $1 per share;
             authorized and outstanding, 1,000 shares ...     $          1     $          1
           Additional paid-in capital ...................          262,844          262,844
           Retained earnings ............................          237,787          206,536
                                                              ------------     ------------
                                                                   500,632          469,381

       Long-term debt, less current maturities ..........          367,498          369,146
                                                              ------------     ------------
                                                                   868,130          838,527
                                                              ------------     ------------
CURRENT LIABILITIES:
       Current maturities of long-term debt .............               --            1,667
      Accounts payable -
           Trade ........................................           14,528           12,729
           Affiliated companies .........................            5,075            6,351
       Accrued liabilities -
           Income taxes due to affiliate ................           16,642            8,067
           Taxes, other than income taxes ...............            6,356            2,701
           Interest .....................................            8,038           15,310
           Employee costs ...............................            8,625            9,512
           Exchange gas due to others ...................            8,515           35,475
          Reserves for estimated rate refunds ...........              209           16,198
           Other ........................................            2,081            2,029
                                                              ------------     ------------
                                                                    70,069          110,039
                                                              ------------     ------------
DEFERRED INCOME TAXES ...................................          152,578          149,072
                                                              ------------     ------------
OTHER DEFERRED CREDITS ..................................            5,533            6,441
                                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES
                                                              ------------     ------------
                                                              $  1,096,310     $  1,104,079
                                                              ============     ============


----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ------------------------------
                                                                                 2001              2000
                                                                             ------------      ------------
                                                                                      (Thousands)
OPERATING ACTIVITIES:
      Net income .......................................................     $     51,251      $     62,542
       Adjustments to reconcile to cash provided by operations -
            Depreciation ...............................................           42,845            42,679
            Provision for deferred income taxes ........................            2,476            19,685
            Amortization of deferred charges and credits ...............            1,708               505
            Allowance for equity funds used during construction ........             (430)             (328)
            Changes in:
                Accounts receivable and exchange gas due from others ...           22,987            (5,079)
                Materials and supplies .................................             (215)                7
                Other current assets ...................................            2,859           (13,384)
                Other assets and deferred charges ......................           (1,784)           (2,614)
                Accounts payable and exchange gas due to others ........          (31,092)              242
                Other accrued liabilities ..............................          (11,866)           11,003
                Other deferred credits .................................             (490)             (607)
            Other ......................................................             (143)               --
                                                                             ------------      ------------
       Net cash provided by operating activities .......................           78,106           114,651
                                                                             ------------      ------------
INVESTING ACTIVITIES:
       Property, plant and equipment -
            Capital expenditures .......................................          (47,678)          (31,056)
            Proceeds from sales ........................................            3,174             1,323
            Changes in accounts payable ................................            4,655            (2,620)
       Advances to affiliates ..........................................          (16,388)          (20,278)
                                                                             ------------      ------------
       Net cash used by investing activities ...........................          (56,237)          (52,631)
                                                                             ------------      ------------
FINANCING ACTIVITIES:
       Principal payments on long-term debt ............................           (3,329)           (1,667)
       Dividends paid ..................................................          (20,000)          (60,000)
                                                                             ------------      ------------
       Net cash used by financing activities ...........................          (23,329)          (61,667)
                                                                             ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...................           (1,460)              353

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ............................................................            1,890               342
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................     $        430      $        695
                                                                             ============      ============


----------
See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  GENERAL

     The accompanying, unaudited interim condensed financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 2000 Annual Report on Form 10-K and 2001 first and second quarter reports on Form 10-Q.

     Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

Adoption of Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested annually for impairment. The statement becomes effective for all fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material effect on Pipeline's results of operations and financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Pipeline's results of operations and financial position is being evaluated.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The statement is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The statement is not expected to have any initial impact on Pipeline's results of operations or financial position.

                         NORTHWEST PIPELINE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(2)  BASIS OF PRESENTATION

     Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $94.5 million, as of September 30, 2001, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

(3)  LONG-TERM DEBT AND BANKING ARRANGEMENTS

     On May 15, 2001, under the terms of the note agreement, Pipeline prepaid, without penalty, the outstanding $1.7 million balance of its adjustable rate notes with accrued interest. Prepayment was made from Pipeline's operations and available cash.

     Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). This Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

(4)  COMMITMENTS AND CONTINGENCIES

Pending Rate Cases

     On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This resulted in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. During the first quarter of 2000, Pipeline recorded surcharges of $11.4 million, of which $7 million increased revenues and $4.4 million, representing interest, increased other income. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. The FERC's action resulted in Pipeline's recognizing $3.2 million of additional revenues and $2.6 million of interest income in July 2000. Some of Pipeline's customers sought judicial review concerning the FERC's orders with respect to return on equity issues. On July 13, 2001, the D.C. Circuit issued its decision affirming the FERC's earlier rulings on various rate base, accounting, and risk issues, but remanding the case to the FERC to allow the FERC to set forth more clearly its rationale for allowing Pipeline to utilize the median result of the DCF proxy group analysis.

                         NORTHWEST PIPELINE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

             On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the Administrative Law Judge ("ALJ") issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55% equity and 45% debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. On July 11, 2001, the FERC issued an Order accepting Pipeline's compliance filings, subject to Pipeline making some minor rate related changes relating to billing determinants and cost of service recovery for facilities subject to reimbursement agreements. Some of Pipeline's customers have sought judicial review concerning risk and return on equity issues. On August 31, 2001, Pipeline made refunds to customers totaling $43.1 million, including interest.

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

     On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed, without prejudice, defendants Williams Pipe Line Company and Williams Interstate Natural Gas Company. The remaining Williams entities will join other defendants in filing at least one more dispositive motion, along with contesting class certification in the next several months.

Other Legal and Regulatory Matters

     On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Pipeline and its natural gas marketing affiliates. If adopted, these new standards would require the adoption of new compliance measures by Pipeline.

                         NORTHWEST PIPELINE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations


     This analysis discusses financial results of Pipeline's operations for the nine-month periods ended September 30, 2001 and 2000. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

     This analysis should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2000 Annual Report on Form 10-K and in Pipeline's 2001 First and Second Quarter Reports on Form 10-Q, and with the condensed financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

     Operating revenues decreased $10.0 million, or 4%, due primarily to the recognition in 2000 of a $10.2 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case.

     Pipeline's transportation service accounted for 93% and 94% of operating revenues for the nine-month periods ended September 30, 2001 and 2000, respectively. Additionally, gas storage service represented 3% of operating revenues in each of the nine-month periods ended September 30, 2001 and 2000.

     Operating expenses increased $.8 million, or 1%, due primarily to the receipt in 2000 of a $1.5 million environmental liability insurance settlement, partially offset by lower general and administrative and operation and maintenance expenses.

     Operating income decreased $10.8 million, or 9%, due to the reasons identified above.

     Other income decreased $8.7 million primarily resulting from the recognition in 2000 of $7.0 million of interest on surcharges related to the revenue associated with the 1993 rate case discussed above in operating revenues and increased charitable donations.

     The following table summarizes volumes and capacity for the periods indicated:

                                                              Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                          2001              2000
                                                          ----              ----
Total Gas Volumes Throughput (TBtu)                        544               536

Average Daily Transportation Volumes (TBtu)                2.0               1.9
Average Daily Firm Reserved Capacity (TBtu)                2.7               2.6

FINANCIAL CONDITION AND LIQUIDITY

     Pipeline anticipates 2001 capital expenditures will total approximately $69.6 million, of which $47.7 million has been expended through September 30, 2001. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

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

     Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At September 30, 2001, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

     Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at September 30, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

     Pipeline has an agreement to sell, on an ongoing basis, certain of its accounts receivable to a qualified special-purpose entity. At September 30, 2001, Pipeline sold $15 million of its accounts receivable in exchange for $15 million in cash.

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


                                               NORTHWEST PIPELINE CORPORATION
                                                         Registrant


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




Date:  November 9, 2001