Form 10-K405
period 2001-12-31
NORTHWEST PIPELINE CORP
filed 2002-03-08
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the Transition Period from            to
                                           ----------    ----------

                          Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              87-0269236
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

295 Chipeta Way, Salt Lake City, Utah                             84108
Address of principal executive offices)                         (Zip Code)

                                 (801) 583-8800
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
    Title of Each Class                                  On Which Registered
----------------------------                           -----------------------
6.625% Debentures due 2007                             New York Stock Exchange
9% Debentures due 2022                                 New York Stock Exchange
7.125% Debentures due 2025                             New York Stock Exchange

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

            No voting stock of registrant is held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                       Outstanding at March 8, 2002
--------------------------                          ----------------------------
Common stock, $1 par value                                          1,000 shares


                      Documents Incorporated by Reference:
                                      None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                TABLE OF CONTENTS

                                     PART I

HEADING                                                                        PAGE
Items 1.
 and  2.  BUSINESS AND PROPERTIES ...........................................     1

Item  3.  LEGAL PROCEEDINGS .................................................     5

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted) .....     5


                                     PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS ...................................................     6

Item  6.  SELECTED FINANCIAL DATA (Omitted)..................................     6

Item  7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS ......     6

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................     9

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE .........................................    28

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted).......    29

Item 11.  EXECUTIVE COMPENSATION (Omitted)...................................    29

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Omitted)..............................................    29

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted)...........    29

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K..........................................................    29

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

TRANSMISSION

         Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 2001, Pipeline's system, having an aggregate mainline deliverability of approximately 2.9 Bcf* of gas per day, was composed of approximately 4,100 miles of mainline and branch transmission pipelines, and 43 mainline compressor stations with a combined capacity of approximately 343,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. In 2001, Pipeline transported natural gas for a total of 148 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest transportation customers of Pipeline in 2001 accounted for approximately 15.4 percent and 13.7 percent, respectively, of total operating revenues. No other customer accounted for more than 10 percent of total operating revenues in 2001. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible and short-term firm transportation services.



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

EXPANSION PROJECTS

         On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system that will provide an additional 175,000 dekatherms per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project will include installing 91 miles of pipeline loop and upgrades or modifications to five compressor stations for a total increase of 24,924 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. Pipeline expects the FERC to issue a certificate by September 2002. Pipeline plans to start construction by April 2003. The estimated cost of the expansion project is approximately $154 million and the targeted completion date is October 31, 2003.

         On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system that will provide 276 MMcf per day of firm transportation capacity to serve new power generation demand in western Washington. The Evergreen Expansion Project will include installing 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 67,000 horsepower of compression. Pipeline expects the FERC to issue a certificate by July 2002 and plans to start construction by August 2002. The estimated cost of the expansion project is approximately $197 million with a targeted in-service date of June 2003. The customers have agreed to pay for the cost of service of this expansion on an incremental basis.

         On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system that will provide an additional 57,000 dekatherms per day of capacity to its transmission system from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project will include upgrading, replacing or modifying five existing compressor stations, adding a net total of 24,430 horsepower of compression. The Columbia Gorge Project was filed as part of the Evergreen Expansion Project to reduce reliance on displacement capacity. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of 88 percent of the expansion costs with the remainder to be allocated to the Evergreen Project. Pipeline expects the FERC to issue a certificate by July 2002 and plans to start construction by April 2003. The estimated cost of the expansion project is approximately $43 million with a targeted in-service date of October 31, 2003.

         On May 11, 2001, Pipeline filed an application with the FERC to construct and operate a lateral pipeline that will provide 161,500 dekatherms per day of firm transportation capacity to serve a new power generation plant. The Grays Harbor Lateral project will include installing 49 miles of 20-inch pipeline, adding 4,700 horsepower at an existing compressor station, and adding a new meter station. Pipeline expects the FERC to issue a certificate by April 15, 2002 and plans to start construction by June 2002. The estimated cost of the lateral project is approximately $75 million with a targeted in-service date of November 2002. The customer has agreed to pay for the cost of service of the lateral on an incremental rate basis.



OPERATING STATISTICS

         The following table summarizes volumes and capacity for the periods indicated:

                                                   Year Ended December 31,

                                                   2001     2000     1999
                                                   ----     ----     ----
Total throughput (TBtu)..........................   734      752      708

Average Daily Transportation Volumes (TBtu)......   2.0      2.1      1.9
Average Daily Firm Reserved Capacity (TBtu)......   2.7      2.7      2.5

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

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the Administrative Law Judge ("ALJ") issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55 percent equity and 45 percent debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. On July 11, 2001, the FERC issued an Order accepting Pipeline's compliance filings, subject to Pipeline making some minor rate related changes relating to billing determinants and cost of service recovery for facilities subject to reimbursement agreements. Some of Pipeline's customers have sought judicial review concerning risk and return on equity issues. On August 31, 2001, Pipeline made refunds to customers totaling $43.1 million, including interest.

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

EMPLOYEES

         At December 31, 2001, Pipeline employed 569 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

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

FORWARD-LOOKING INFORMATION

         Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Pipeline's expected future results based on current and pending business operations. Pipeline makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements can be identified by words such as "anticipates", "believes", "expects", "planned", "scheduled" or similar expressions. Although Pipeline believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.


         The following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:
(i) changes in general economic conditions in the United States; (ii) changes in federal or state laws and regulations to which Pipeline is subject, including tax, environmental and employment laws and regulations; (iii) the cost and effects of legal and administrative claims and proceedings against Pipeline or its subsidiary; (iv) conditions of the capital markets Pipeline utilizes to access capital to finance operations; (v) the ability to raise capital in a cost-effective way; (vi) the effect of changes in accounting policies; (vii) the ability to manage rapid growth; (viii) the ability to control costs; (ix) the ability to successfully implement key systems, such as service delivery systems;
(x) the impact of future federal and state regulations of business activities, including allowed rates of return and the resolution of other regulatory matters discussed herein; (xi) the ability to develop expanded markets as well as the ability to maintain existing markets; (xii) the ability to obtain governmental and regulatory approval of various expansion projects; (xiii) future utilization of pipeline capacity, which can depend on energy prices, competition from other pipelines and alternative fuels, the general level of natural gas demand, decisions by customers not to renew expiring natural gas transportation contracts, and weather conditions; (xiv) the accuracy of estimated hydrocarbon reserves and seismic data; and (xv) global and domestic economic repercussions from terrorist activities and the government's response thereto.

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

         In 2001 and 2000, Pipeline paid cash dividends on common stock of $20 million and $80 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         This analysis discusses financial results of Pipeline's operations for the years 1999 through 2001. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

         Operating revenues decreased $11.2 million, or 4 percent, due primarily to the recognition in 2000 of a $10.2 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case.

         Pipeline's transportation service accounted for 93 percent and 94 percent of operating revenues for the years ended December 31, 2001 and 2000, respectively. Additionally, 3 percent of operating revenues represented gas storage service in each of the years ended December 31, 2001 and 2000.

         Operating expenses increased $3.3 million, or 2 percent, due primarily to higher depreciation in 2001 and the receipt in 2000 of $2.1 million in environmental liability insurance settlements, partially offset by decreased rental expense reflected in general and administrative expense.

         Operating income decreased $14.4 million, or 10 percent, due to reasons identified above.


         Other income decreased $8.4 million primarily resulting from the recognition in 2000 of $7.0 million of interest on the 1993 rate case surcharge revenues discussed above in operating revenues and higher donations in 2001.

         Other interest expense decreased $1.0 million due primarily to the payment of the 1995 rate case refund in August of 2001.


Year Ended December 31, 2000 vs. Year Ended December 31, 1999

         Operating revenues increased $8.6 million, or 3 percent, due primarily to the recognition of a $10.2 million surcharge resulting from a favorable FERC decision on return on equity related to the 1993 rate case, a $3.5 million increase in other revenues associated with full year operation of the Columbia Gorge project placed into service in November 1999 and higher short-term firm and interruptible transportation revenues, partially offset by a 1999 reduction to rate refund liabilities of $8.3 million associated with the 1995 rate case.

         Pipeline's transportation service accounted for 94 percent and 95 percent of operating revenues for the years ended December 31, 2000 and 1999, respectively. Additionally, 3 percent and 2 percent of operating revenues represented gas storage service for the years ended December 31, 2000 and 1999, respectively.

         Operating expenses increased $2.1 million, or 1 percent, due primarily to higher depreciation in 2000 coupled with a 1999 $2.1 million reduction to depreciation associated with the 1995 rate case and a 1999 $1.4 million reduction to liability reserves for sales and use tax audits resulting from a favorable ALJ decision, partially offset by the receipt in 2000 of $2.1 million in environmental liability insurance settlements, lower 2000 retirement plan contributions and a 1999 adjustment to expense of $1.2 million for software reengineering, training and other costs previously capitalized.

         Operating income increased $6.5 million, or 5 percent, due to the reasons identified above.


         Other income increased $8.0 million primarily resulting from $7.0 million of interest on the 1993 rate case surcharge revenues discussed above in operating revenues.


         Other interest expense increased $2.1 million due primarily to the 1999 reduction to accrued interest liabilities of $2.2 million associated with the 1995 rate case.

FINANCIAL CONDITION AND LIQUIDITY

Capital Expenditures and Financing


         Pipeline's expenditures for property, plant and equipment additions were $94.9 million, $47.9 million and $65.6 million for 2001, 2000 and 1999, respectively. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations, return of advances to affiliates and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

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

         Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At March 1, 2002, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

         Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.


         Pipeline, through a wholly-owned bankruptcy remote subsidiary, sells certain of its accounts receivable to a special-purpose entity ("SPE") in a securitization structure requiring annual renewal. At December 31, 2001, Pipeline sold $15.0 million of its accounts receivable in exchange for $15.0 million in cash. For 2001, cash inflows from the SPE were approximately $180 million. The sales of these receivables resulted in a net charge to results of operations of approximately $.7 million in both 2001 and 2000.


OTHER

         Pipeline believes that strong economies in the Pacific Northwest and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity. Refer to Items 1 and 2 Business and Properties for information about planned expansions of Pipeline's system.

         Refer to Items 1 and 2 Business and Properties for information about regulation of Pipeline's business. See Note 2 of Notes to Financial Statements for fair value of financial instruments.


Critical Accounting Policies

         Pipeline is regulated by the FERC. The FERC regulatory processes and procedures govern the tariff rates that Pipeline is permitted to charge to customers for interstate transportation of natural gas. Accordingly, certain revenues collected by Pipeline may be subject to possible refunds upon final orders in pending rate cases with the FERC. Pipeline records estimates of rate refund liabilities considering Pipeline's and other third-party's regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. At December 31, 2001, Pipeline has no potential rate refunds accrued. Currently, Pipeline is involved in rate case proceedings (see Note 9 of Notes to Financial Statements for a summary of pending rate cases before the FERC). Depending on the results of these proceedings, the actual amounts allowed to be collected from customers could differ from management's estimate.


Contingencies

         Reference is made to Note 9 of Notes to Financial Statements for information about regulatory, judicial and business developments which cause operating and financial uncertainties.

Effect of Inflation


         Pipeline generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased maintenance and operating costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Pipeline's property, plant and equipment and inventory is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Pipeline believes it will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation along with competition and other market factors limit Pipeline's ability to price services or products based upon inflation's effect on costs.


MARKET RISK DISCLOSURES

Interest Rate Risk

         Pipeline's interest rate risk exposure primarily results from its debt portfolio, which is influenced by short-term rates, primarily LIBOR based borrowings from commercial banks and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in interest rates, Pipeline targets to maintain a significant portion of its debt portfolio in fixed rate debt Pipeline has traditionally maintained an investment grade credit rating as one aspect of managing its interest rate risk. In order to fund its 2002 capital expenditure plan, Pipeline may need to access various sources of liquidity, which may include traditional borrowing.

         The following table provides information as of December 31, 2001, about Pipeline's long-term debt that is subject to interest rate risk. The table presents principal cash flows and weighted average interest rates by expected maturity dates.

                                                         December 31, 2001
                                                       (Millions of Dollars)

                              2002    2003    2004    2005       2006    Thereafter    Total    Fair Value
                              ----    ----    ----    ----      -----    ----------    -----    ----------
Long-term debt,
including current portion:


     Fixed rate                 --    $7.5    $7.5    $7.5      $7.5       $337.9      $367.9     $368.7
     Interest rate             7.0%    6.9%    6.9%    6.8%      6.8%         7.1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
Report of independent auditors.............................................     10

Covered by report of independent auditors:

     Statement of income for the years ended
           December 31, 2001, 2000 and 1999................................     11

     Balance sheet at December 31, 2001 and 2000...........................     12

     Statement of cash flows for the years ended
           December 31, 2001, 2000 and 1999................................     14

     Statement of capitalization for the years ended
           December 31, 2001, 2000 and 1999................................     15

     Notes to financial statements.........................................     16

Not covered by report of independent auditors:


     Quarterly financial data (unaudited)..................................     28


         All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Northwest Pipeline Corporation


         We have audited the accompanying balance sheet of Northwest Pipeline Corporation as of December 31, 2001 and 2000, and the related statements of income, cash flows, and capitalization for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ERNST & YOUNG LLP


Houston, Texas
March 4, 2002

                         NORTHWEST PIPELINE CORPORATION

                               STATEMENT OF INCOME

                                                     Year Ended December 31,
                                               -------------------------------------
                                                  2001         2000          1999
                                               ---------     ---------     ---------
                                                      (Thousands of Dollars)
OPERATING REVENUES ........................    $ 285,171     $ 296,361     $ 287,793
                                               ---------     ---------     ---------
OPERATING EXPENSES:
   General and administrative .............       40,657        39,912        43,441
   Operation and maintenance ..............       37,000        36,666        37,784
   Depreciation ...........................       58,654        56,558        51,444
   Taxes, other than income taxes .........       13,441        13,363        11,777
                                               ---------     ---------     ---------

                                                 149,752       146,499       144,446
                                               ---------     ---------     ---------

      Operating income ....................      135,419       149,862       143,347
                                               ---------     ---------     ---------

OTHER INCOME - net ........................        2,278        10,656         2,657
                                               ---------     ---------     ---------

INTEREST CHARGES:
   Interest on long-term debt .............       25,670        25,914        26,064
   Other interest .........................        5,302         6,273         4,185
   Allowance for borrowed funds used
      during construction .................         (448)         (273)         (833)
                                               ---------     ---------     ---------

                                                  30,524        31,914        29,416
                                               ---------     ---------     ---------

INCOME  BEFORE INCOME TAXES ...............      107,173       128,604       116,588

PROVISION FOR INCOME TAXES ................       40,132        48,862        43,575
                                               ---------     ---------     ---------

NET INCOME ................................    $  67,041     $  79,742     $  73,013
                                               =========     =========     =========

CASH DIVIDENDS ON COMMON STOCK ............    $  20,000     $  80,000     $  56,000
                                               =========     =========     =========

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                  BALANCE SHEET

                                     ASSETS

                                                                            December 31,
                                                                     ------------------------
                                                                        2001           2000
                                                                     ----------    ----------
                                                                      (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT, at cost ..........................    $1,775,222    $1,691,935
    Less - Accumulated depreciation .............................       807,579       758,375
                                                                     ----------    ----------

                                                                        967,643       933,560
                                                                     ----------    ----------

CURRENT ASSETS:
    Cash and cash equivalents ...................................           443         1,890
    Advances to affiliates ......................................        72,073        53,882
    Accounts receivable -
       Trade, less reserves of $138 for 2001 and $0 for 2000 ....        12,497        12,227
       Affiliated companies .....................................         5,407         3,149
    Materials and supplies ......................................        11,009        10,798
    Exchange gas due from others ................................         2,236        28,371
    Deferred income taxes .......................................         3,810         2,244
    Excess system gas ...........................................        13,000         7,103
    Prepayments and other .......................................         1,697         2,135
                                                                     ----------    ----------

                                                                        122,172       121,799
                                                                     ----------    ----------

OTHER ASSETS:
    Deferred charges ............................................        38,227        48,720
                                                                     ----------    ----------

                                                                     $1,128,042    $1,104,079
                                                                     ==========    ==========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                       December 31,
                                                                ------------------------
                                                                   2001           2000
                                                                ----------    ----------
                                                                 (Thousands of Dollars,
                                                                   Except Share Data)
CAPITALIZATION:
    Common stockholder's equity -
       Common stock, par value $1 per share; authorized
          and outstanding, 1,000 shares ....................    $        1    $        1
       Additional paid-in capital ..........................       262,844       262,844
       Retained earnings ...................................       253,577       206,536
                                                                ----------    ----------
                                                                   516,422       469,381

    Long-term debt, less current maturities ................       367,503       369,146
                                                                ----------    ----------

                                                                   883,925       838,527
                                                                ----------    ----------
CURRENT LIABILITIES:
    Current maturities of long-term debt ...................            --         1,667
    Accounts payable -
       Trade ...............................................        15,624        12,729
       Affiliated companies ................................        30,396         6,351
    Accrued liabilities -
       Income taxes due to affiliate .......................         9,094         8,067
       Taxes, other than income taxes ......................         2,509         2,701
       Interest ............................................         3,123        15,310
       Employee costs ......................................         8,549         9,512
       Exchange gas due to others ..........................        15,236        35,475
       Reserves for estimated rate refunds .................            --        16,198
       Other ...............................................           933         2,029
                                                                ----------    ----------

                                                                    85,464       110,039
                                                                ----------    ----------

DEFERRED INCOME TAXES ......................................       153,801       149,072
                                                                ----------    ----------

OTHER DEFERRED CREDITS .....................................         4,852         6,441
                                                                ----------    ----------

CONTINGENT LIABILITIES AND COMMITMENTS .....................
                                                                ----------    ----------

                                                                $1,128,042    $1,104,079
                                                                ==========    ==========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                    -------------------------------------
                                                                      2001           2000         1999
                                                                    ---------     ---------     ---------
                                                                            (Thousands of Dollars)
OPERATING ACTIVITIES:
   Net Income ..................................................    $  67,041     $  79,742     $  73,013
   Adjustments to reconcile to cash provided by operations -
      Depreciation .............................................       58,654        56,558        51,444
      Provision for deferred income taxes ......................        3,163        23,050         8,119
      Amortization of deferred charges and credits .............        1,871         1,111         2,112
      Sale of receivables ......................................           --         5,000            --
      Allowance for equity funds used during construction ......         (826)         (496)       (1,475)
      Reserve for doubtful accounts ............................          138            --            --
      Changes in:
         Accounts receivable and exchange gas due from
           others ..............................................       23,469       (22,635)       13,098
         Materials and supplies ................................         (211)          (64)         (159)
         Other current assets ..................................       (5,459)       (6,513)         (962)
         Deferred charges ......................................        7,705        (4,124)        2,075
         Accounts payable, income taxes due to
           affiliate and exchange  gas due to others ...........      (19,234)       27,242       (11,584)
         Other accrued liabilities .............................      (29,609)       (3,086)       (8,838)
         Other deferred credits ................................         (653)         (213)         (518)
      Other ....................................................         (143)           --             3
                                                                    ---------     ---------     ---------

   Net cash provided by operating activities ...................      105,906       155,572       126,328
                                                                    ---------     ---------     ---------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures .....................................      (94,923)      (47,933)      (65,687)
      Proceeds from sales ......................................        3,155           988            --
      Changes in accounts payable ..............................       25,935        (2,372)          312
   Advances to affiliates ......................................      (18,191)      (23,040)       (4,108)
                                                                    ---------     ---------     ---------

   Net cash used by investing activities .......................      (84,024)      (72,357)      (69,483)
                                                                    ---------     ---------     ---------
FINANCING ACTIVITIES:
   Principal payments on long-term debt ........................       (3,329)       (1,667)       (1,667)
   Dividends paid ..............................................      (20,000)      (80,000)      (56,000)
                                                                    ---------     ---------     ---------

   Net cash used by financing activities .......................      (23,329)      (81,667)      (57,667)
                                                                    ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........       (1,447)        1,548          (822)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................        1,890           342         1,164
                                                                    ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR .......................    $     443     $   1,890     $     342
                                                                    =========     =========     =========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                           STATEMENT OF CAPITALIZATION

                                                                Year Ended December 31,
                                                        -------------------------------------
                                                          2001           2000         1999
                                                        ---------     ---------     ---------
                                                                (Thousands of Dollars)
COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share,
      authorized and outstanding, 1,000 shares .....    $       1     $       1     $       1
                                                        ---------     ---------     ---------

   Additional paid-in capital -
         Balance at beginning and end of period ....      262,844       262,844       262,844
                                                        ---------     ---------     ---------

   Retained earnings -
      Balance at beginning of period ...............      206,536       206,794       190,507
         Net income ................................       67,041        79,742        73,013
         Cash dividends ............................      (20,000)      (80,000)      (56,000)
         Noncash dividend ..........................           --            --          (726)
                                                        ---------     ---------     ---------

      Balance at end of period .....................      253,577       206,536       206,794
                                                        ---------     ---------     ---------

         Total common stockholder's equity .........      516,422       469,381       469,639
                                                        ---------     ---------     ---------


LONG-TERM DEBT:
   Debentures -
      6.625%, payable 2007 .........................      250,000       250,000       250,000
      7.125%, payable 2025 .........................       84,729        84,718        84,706
      9%, payable 2003 through 2007 ................       32,774        32,766        32,758
   Adjustable rate notes, payable through 2002 .....           --         1,662         3,329
                                                        ---------     ---------     ---------

         Total long-term debt ......................      367,503       369,146       370,793
                                                        ---------     ---------     ---------

         Total capitalization ......................    $ 883,925     $ 838,527     $ 840,432
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

Basis of Presentation

         Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $93.5 million, as of December 31, 2001, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property, Plant and Equipment

         Property, plant and equipment ("plant"), consisting principally of natural gas transmission facilities, is recorded at original cost. Pipeline accounts for repair and maintenance costs under the guidance of FERC regulations. The FERC identifies installation, construction and replacement costs that are to be capitalized. Routine maintenance, repairs and renewal costs are charged to income as incurred. Gains or losses from the ordinary sale or retirement of plant are charged or credited to accumulated depreciation.

         Depreciation is provided by the straight-line method for utility plant. The annual weighted average composite depreciation rate recorded for transmission and storage plant was 3.09 percent, 3.16 percent and 2.88 percent for 2001, 2000 and 1999, respectively, including an allowance for negative salvage.

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

         The composite rate used to capitalize AFUDC was approximately 9.9 percent in each of the years 2001, 2000 and 1999. Equity AFUDC of $.8 million, $.5 million and $1.5 million for 2001, 2000 and 1999, respectively, is reflected in other income.

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

Deferred Charges

         Pipeline amortizes deferred charges over varying periods consistent with the FERC approved accounting treatment for such deferred items. Unamortized debt expense, debt discount and losses on reacquired long-term debt are amortized by the bonds outstanding method over the related debt repayment periods.

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

Excess System Gas

         Pipeline's excess system gas is valued at the average of the spot market rates of the Canadian border and the Rocky Mountain market as published in "Inside FERC's Gas Market Report".

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

Allowance for Doubtful Receivables

         Due to its customer base, Pipeline has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination.

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

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


applicable environmental requirements is not likely to have a material effect upon Pipeline's financial position.

Cash Flow from Operating Activities

         Pipeline uses the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.

Interest Payments

         Cash payments for interest were $39.9 million, $25.7 million and $25.3 million, net of $.4 million, $.3 million and $.8 million of interest capitalized in 2001, 2000 and 1999, respectively.

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

Adoption of Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The statement is effective for recognition and reclassification of collateral and for disclosures, which relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 did not have a material impact on Pipeline's results of operations and financial position.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested annually for impairment. The statement became effective for all fiscal years beginning after December 15, 2001. Pipeline applied the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. The adoption of these standards did not have a material effect on Pipeline's results of operations and financial position.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The statement is to be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement had no impact on Pipeline's results of operations or financial position.

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on Pipeline's results of operations and financial position was not material.

Reclassifications

         Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

(2)      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, cash equivalents and advances to affiliate - The carrying amounts of these items are assumed to be indicative of their fair value.

Long-term debt - The fair value of Pipeline's publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. Pipeline used the expertise of an outside investment-banking firm to estimate the fair value of long-term debt. The carrying amount and estimated fair value of Pipeline's long term debt, including current maturities, were $368 million and $369 million, respectively, at December 31, 2001, and $371 million and $369 million, respectively, at December 31, 2000.

(3)      CONCENTRATION OF OFF-BALANCE-SHEET AND OTHER CREDIT RISK

         During the periods presented, more than 10 percent of Pipeline's operating revenues were generated from each of the following customers.

                                 Year Ended December 31,
                              ---------------------------
                               2001      2000      1999
                              -------   -------   -------
                                  (Thousands of Dollars)
Puget Sound Energy, Inc.      $43,919   $43,368   $43,762
Northwest Natural Gas Co.      39,203    40,376    39,064


         Pipeline's major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical losses have been minimal.

         Pipeline, through a wholly-owned bankruptcy remote subsidiary, sells certain of its accounts receivable to a special-purpose entity ("SPE") in a securitization structure requiring annual renewal. At December 31, 2001, Pipeline sold $15.0 million of its accounts receivable in exchange for $15.0 million in cash. For 2001, cash inflows from the SPE were approximately $180 million. The sales of these receivables resulted in a net charge to results of operations of approximately $.7 million in both 2001 and 2000.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


(4)      INCOME TAXES

         Significant components of the deferred tax liabilities and assets are as follows:

                                                           December 31,
                                                       ----------------------
                                                       (Thousands of Dollars)

                                                         2001        2000
                                                       --------    --------
Property, plant and equipment                          $141,637    $142,230
                                                       --------    --------
Regulatory assets                                         5,243       5,431
Loss on reacquired debt                                   7,214       8,294
Other - net                                                 648         534
                                                       --------    --------

Deferred tax liabilities                                154,742     156,489
                                                       --------    --------
Regulatory liabilities                                      917       3,305
Accrued liabilities                                       3,834       6,356
                                                       --------    --------

Deferred tax assets                                       4,751       9,661
                                                       --------    --------
Net deferred tax liabilities                           $149,991    $146,828
                                                       ========    ========
Reflected as:
  Deferred income taxes - current asset                $  3,810    $  2,244
  Deferred income taxes - noncurrent liability          153,801     149,072
                                                       --------    --------

                                                       $149,991    $146,828
                                                       ========    ========


The provision for income taxes includes:


                                  Year Ended December 31,
                               -----------------------------
                                 2001       2000       1999
                               -------    -------    -------
                                   (Thousands of Dollars)
Current:
   Federal ................    $33,036    $23,150    $31,804
   State ..................      3,933      2,662      3,652
                               -------    -------    -------
                                36,969     25,812     35,456
                               -------    -------    -------
Deferred:
   Federal ................      2,827     20,598      7,255
   State ..................        336      2,452        864
                               -------    -------    -------
                                 3,163     23,050      8,119
                               -------    -------    -------
Total provision ...........    $40,132    $48,862    $43,575
                               =======    =======    =======

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


         A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:


                                                                     Year Ended December 31,
                                                              -----------------------------------
                                                                2001          2000         1999
                                                              --------      --------     --------
                                                                    (Thousands of Dollars)
Provision at statutory Federal income tax
  Rate of 35 percent .....................................    $ 37,511      $ 45,011     $ 40,806
Increase (decrease) in tax provision resulting from -
   State income taxes net of Federal tax benefit .........       2,775         3,324        2,999
   Other - net ...........................................        (154)          527         (230)
                                                              --------      --------     --------
      Provision for income taxes .........................    $ 40,132      $ 48,862     $ 43,575
                                                              ========      ========     ========

Effective tax rate .......................................       37.45%        37.99%       37.38%
                                                              ========      ========     ========

         Net cash payments made to Williams for income taxes were $35.9 million, $26.3 million and $35.5 million in 2001, 2000 and 1999, respectively.


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

Adjustable Interest Rate Notes

         On May 15, 2001, under the terms of the note agreement, Pipeline prepaid, without penalty, the outstanding $1.7 million balance of its adjustable rate notes with accrued interest. Prepayment was made from Pipeline's operations and available cash.

Sinking Fund Requirements and Maturities

         As of December 31, 2001, cumulative sinking fund requirements and other maturities of long-term debt for each of the next five years are as follows:


                  (Thousands of
                     Dollars)
                  -------------
2002...........    $     --
2003...........       7,500
2004...........       7,500
2005...........       7,500
2006...........       7,500
Thereafter.....    $337,867
                   --------
   Total           $367,867
                   ========


Line-of-Credit Arrangements

         Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


affiliated companies, is $400 million, none of which was used by Pipeline at December 31, 2001. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). This Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

Leases

         Pipeline's leasing arrangements include mostly premise and equipment leases that are classified as operating leases.

         The major operating lease is a leveraged lease, which became effective during 1982 for Pipeline's headquarters building. The agreement has an initial term of approximately 27 years, with options for consecutive renewal terms of approximately 9 years and 10 years. The major component of the lease payment is set through the initial and first renewal terms of the lease. Various purchase options exist under the building lease, including options involving adverse regulatory developments.

         Pipeline subleases portions of its headquarters building to third parties under agreements with varying terms. Following are the estimated future minimum yearly rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

                           (Thousands
                           of Dollars)
                           -----------
2002 ...................    $ 8,806
2003 ...................      8,806
2004 ...................      8,806
2005 ...................      8,807
2006 ...................      6,354
Thereafter .............     52,676
                            -------
                            $94,255
Less: noncancelable
 Subleases .............     11,843
                            -------
     Total .............    $82,412
                            =======


         Operating lease rental expense amounted to $6.1 million, $8.8 million and $8.3 million for 2001, 2000 and 1999, respectively. Capital lease payments for the periods presented are not significant.

(6)      EMPLOYEE BENEFIT PLANS

         Pipeline's employees are covered by Williams' non-contributory defined-benefit pension plan and Williams' health care plan that provides postretirement medical benefits to certain retired employees. Contributions for pension and postretirement medical benefits related to Pipeline's participation in these plans were $2.3 million, $2.8 million and $4.9 million in 2001, 2000 and 1999, respectively. These amounts are currently recoverable in Pipeline's rates.

         Pipeline's employees are also covered by various Williams' defined-contribution plans. Pipeline's costs related to these plans totaled $1.9 million, $1.8 million and $1.7 million in 2001, 2000 and 1999, respectively.

(7)      STOCK-BASED COMPENSATION

         Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Depending on the terms of the respective plans, stock options generally become exercisable in one-third increments each year from the anniversary of the grant or after three and five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets are achieved. Stock options expire 10 years after grant.

         FAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS 123 had been applied in measuring compensation cost. Pro forma net income for Pipeline was $66.6 million, $78.4 million and $71.5 million for 2001, 2000 and 1999, respectively. Reported net income was $67.0 million, $79.7 million and $73.0 million for 2001, 2000 and 1999, respectively. Pro forma amounts for 2001 include compensation expense for certain awards made in 1999 and compensation expense from awards made in 2001. Pro forma amounts for 2000 include compensation expense for certain awards made in 1999 and the total compensation expense from awards made in 2000, as these awards fully vested in 2000 as a result of accelerated vesting provisions. Pro forma amounts for 1999 include the remaining total compensation expense from awards made in 1998 and the total compensation from certain awards made in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

         A summary of stock options granted to employees of Pipeline under the plans is shown in the following table (options in thousands):

                                               2001                  2000                 1999
                                        ------------------    ------------------   ------------------
                                                  Weighted              Weighted             Weighted
                                                   Average              Average              Average
                                                  Exercise              Exercise             Exercise
                                        Options     Price     Options    Price     Options    Price
                                        -------   --------    -------   --------   -------   --------
Outstanding - beginning of year          1,200     $24.02      1,183     $20.64     1,292     $17.74
Granted                                    159     $38.00        136     $46.04       161     $39.70
Exercised                                 (112)    $11.82       (131)    $15.01      (104)    $16.34
Forfeited/expired                          (21)    $32.81         (7)    $38.66        (6)    $26.98
Adjustment for WCG spinoff(1)              111         --         --         --        --         --
Employee transfers, in                      99     $20.50        235     $22.90       160     $19.41
Employee transfers, out                   (145)    $23.32       (216)    $23.06      (320)    $19.20
                                         -----                 ------               -----
Outstanding - end of year                1,291     $24.38      1,200     $24.02     1,183     $20.64
                                         =====                 ======               =====
Exercisable at year end                  1,102     $22.58      1,169     $23.66     1,151     $20.16
                                         =====                 ======               =====

         The weighted average grant date fair values of the stock options granted to employees of Pipeline were $10.93, $15.44 and $11.90 in 2001, 2000 and 1999, respectively.

-----------
(1) Effective with the spinoff of Williams Communications Group ("WCG") on April 23, 2001, by Williams, the number of unexercised Williams stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the spinoff.

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


         The following summary provides information about stock options granted to employees of Pipeline that are outstanding and exercisable at December 31, 2001 (options in thousands):


                         Stock Options Outstanding         Stock Options Exercisable
                     ------------------------------------  -------------------------
                                               Weighted
                                               Average
                                 Weighted      Remaining                Weighted
Range of Exercise                Average      Contractual               Average
    Prices           Options  Exercise Price   Life (yrs)   Options  Exercise Price
                     -------  --------------  -----------   -------  --------------
$4.25 to $25.14       731.6        $15.55          4.4        731.6      $15.55
$26.79 to $42.30      559.4        $35.93          7.9        370.4      $36.47
                     ------                                  ------
                     1291.0        $24.38          5.9       1102.0      $22.58
                     ======                                  ======


         The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of approximately five years; volatility of the expected market price of Williams common stock of 35 percent (31 percent in 2000 and 28 percent in 1999); risk-free interest rate of 4.8 percent (6.5 percent in 2000 and 5.6 percent in 1999); and a dividend yield of
1.9 percent (1.5 percent in both 2000 and 1999).

(8)      RELATED PARTY TRANSACTIONS

         As a subsidiary of Williams, Pipeline engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. As a participant in Williams' cash management program, Pipeline has advances to and from Williams through Pipeline's parent company, WGP. The advances are represented by demand notes. The interest rate on intercompany demand notes is LIBOR on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of the Pipeline. Pipeline received interest income from advances to these affiliates of $3.1 million, $3.4 million, and $1.4 million during 2001, 2000 and 1999, respectively.

         Williams' corporate overhead expenses allocated to Pipeline were $6.9 million, $4.5 million and $4.3 million for 2001, 2000 and 1999, respectively. Such expenses have been allocated to Pipeline by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, internal audit and other administrative services to Pipeline on a direct charge basis, which totaled $5.0 million, $4.8 million and $3.8 million for 2001, 2000 and 1999, respectively.

         During the periods presented, Pipeline's revenues include transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $1.8 million, $1.2 million and $.6 million for 2001, 2000 and 1999, respectively.

         Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

(9)      CONTINGENT LIABILITIES AND COMMITMENTS

Pending Rate Cases

         On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This resulted in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. During the first quarter of 2000, Pipeline recorded surcharges of $11.4 million, of which $7.0 million increased revenues and $4.4 million, representing interest, increased other income. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. The FERC's action resulted in Pipeline's recognizing $3.2 million of additional revenues and $2.6 million of interest income in July 2000. Some of Pipeline's customers sought judicial review concerning the FERC's orders with respect to return on equity issues. On July 13, 2001, the D.C. Circuit issued its decision affirming the FERC's earlier rulings on various rate base, accounting, and risk issues, but remanding the case to the FERC to allow the FERC to set forth more clearly its rationale for allowing Pipeline to utilize the median result of the DCF proxy group analysis.

         On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). On October 18, 1996, the Commission issued an order approving a settlement concerning certain liquid revenue credit issues relating to Pipeline's agreement with an affiliate to have liquid hydrocarbon products extracted from Pipeline's transportation stream at Ignacio, Colorado. The litigation of all remaining issues took place in late 1996. Pipeline's rate application sought a revenue increase for increases in rate base related primarily to the Northwest Natural and Expansion II facilities placed into service December 1, 1995 and increased operating costs primarily associated with an increase in headquarters office rent. During the first quarter of 1998, the Administrative Law Judge ("ALJ") issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55 percent equity and 45 percent debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. During the second quarter of 1999, Pipeline reduced its rate refund liabilities $9.9 million, of which $7.7 million increased revenues and $2.2 million reduced interest expense, to reflect the FERC's action in this proceeding. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. On July 11, 2001, the FERC issued an Order accepting Pipeline's compliance filings, subject to Pipeline making some minor rate related changes relating to billing determinants and cost of service recovery for facilities subject to reimbursement agreements. Some of Pipeline's customers have sought judicial review concerning risk and return on equity issues. On August 31, 2001, Pipeline made refunds to customers totaling $43.1 million, including interest.

Significant Litigation

         In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants, including Williams, were denied on May 18, 2001.

         On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed Williams Pipeline Company and Williams Interstate Natural Gas Company. The Williams defendants, along with the coordinating defendants, filed a motion to dismiss under Rules 9B and 12B of the Kansas Rules of Civil Procedure. Oral argument was held in November 2001 and the decision is still pending. Many of the Williams and coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. On February 21, 2002, the court granted plaintiffs' motion for leave to file a third amended complaint.

Other Legal and Regulatory Matters

         On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking ("NOPR") proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. Significantly, the proposed standards would regulate the conduct of transmission providers with their energy affiliates, not just with their marketing affiliates. The FERC proposes to define energy affiliates very broadly, so as to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmissions of natural gas or electric energy. Included in the proposed definition would be asset managers, producers, gatherers, and local distribution companies. The NOPR purports to be consistent with the FERC's longstanding goal of preventing affiliate preference. If adopted, the proposed standards could require organizational structure changes and the adoption of new compliance measures. Williams has formed a task force to analyze the potential effects of the proposed rules and to comment upon them. On December 20, 2001, Williams filed its comments with the FERC. In its comments, Williams opposed the proposed rules. Williams also suggested a technical conference to determine if marketing affiliate issues truly existed and, proposed only then, that the FERC should examine amending the current existing separate standards of conduct for the gas and electric industries. The FERC has announced its intention to hold, hopefully in March 2002, a technical conference to discuss issues raised in the NOPR.

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

                         NORTHWEST PIPELINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Other Matters

         Commitments for construction and acquisition of property, plant and equipment are approximately $78.2 million at December 31, 2001.

                         NORTHWEST PIPELINE CORPORATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial data for 2001 and 2000:

                                        Quarter of 2001
                           ----------------------------------------
                            First     Second      Third      Fourth
                           -------    -------    -------    -------
                                     (Thousands of Dollars)
Operating revenues ....    $71,198    $71,881    $69,624    $72,468
Operating income ......     34,437     35,532     33,824     31,626
Net income ............     17,532     18,135     15,584     15,790


                                        Quarter of 2000
                           ----------------------------------------
                            First     Second      Third      Fourth
                           -------    -------    -------    -------
                                     (Thousands of Dollars)
Operating revenues ....    $79,760    $69,114    $73,819    $73,668
Operating income ......     41,402     34,190     39,027     35,243
Net income ............     23,980     17,271     21,291     17,200

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

          *(b) By-laws, as amended (Exhibit 3c to Registration Statement on Form
               S-1, No. 2-55273, filed December 30, 1975).

     (4) Instruments defining the rights of security holders, including indentures:

          *(a) Senior Indenture, dated as of August 1, 1992, between Pipeline and Continental Bank, N.A., relating to Pipeline's 9% Debentures, due 2022 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-49150, filed July 2, 1992).

          *(b) Senior Indenture, dated as of November 30, 1995 between Pipeline and Chemical Bank, relating to Pipeline's 7.125% Debentures, due 2025 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-62639, filed September 14, 1995).

          *(c) Senior indenture, dated as of December 8, 1997 between Pipeline and The Chase Manhattan Bank, relating to Pipeline's 6.625% Debentures, due 2007 (Exhibit 4.1 to Registration Statement on Form S-3, No. 333-35101, filed September 8, 1997).

          *(d) Credit Agreement dated July 25, 2000, among Pipeline, Williams and certain affiliated companies and the banks named therein and Citibank N.A., as agent. (Exhibit 4.1 to Williams Form 10-Q for the period ended June 30, 2000, Commission File Number 1-4174).

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





---------

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


                                      NORTHWEST PIPELINE CORPORATION
                                                (Registrant)


                                      By /s/ Jeffrey R. Valentine
                                         -----------------------------
                                             Jeffrey R. Valentine
                                      Controller (Principal Accounting Officer)


Date: March 8, 2002


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

             Signature                              Title
             ---------                              -----
     /s/ Keith E. Bailey*          Chairman of the Board and Director
------------------------------
         Keith E. Bailey



   /s/ J. Douglas Whisenant*       President, Chief Executive Officer and Director
------------------------------     (Principal Executive Officer)
       J. Douglas Whisenant



    /s/ Robert L. Sluder*          Sr. Vice President, General Manager and Director
------------------------------
        Robert L. Sluder



    /s/ Nick A. Bacile*            Vice President and Chief Financial Officer
------------------------------     (Principal Financial Officer)
        Nick A. Bacile



  /s/ Jeffrey R. Valentine*        Controller (Principal Accounting Officer)
------------------------------
      Jeffrey R. Valentine



* By  /s/ Jeffrey R. Valentine
------------------------------
          Jeffrey R. Valentine
          Attorney-in-fact

Date:  March 8, 2002

                                  EXHIBIT INDEX


EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  23      Consent of Independent Auditors

  24      Power of Attorney with Certified Resolution