Form 10-Q
period 2002-03-31
NORTHWEST PIPELINE CORP
filed 2002-05-09
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

                                    No Change
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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


          Class                                       Outstanding at May 9, 2002
--------------------------                            --------------------------
Common stock, $1 par value                                    1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Statement of Income, three months
         ended March 31, 2002 and 2001....................................................                   1

      Condensed Balance Sheet as of March 31, 2002 and
         December 31, 2001................................................................                   2

      Condensed Statement of Cash Flows, three
         months ended March 31, 2002 and 2001.............................................                   4

      Notes to Condensed Financial Statements ............................................                   5

   Item 2.  Management's Narrative Analysis of the Results of Operations .................                   9


PART II.  OTHER INFORMATION ..............................................................                  11


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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------
                                                                            (Thousands of Dollars)

OPERATING REVENUES ...............................................     $     71,617      $     71,198
                                                                       ------------      ------------

OPERATING EXPENSES:
   General and administrative ....................................           11,029            10,213
   Operation and maintenance .....................................            8,134             8,374
   Depreciation ..................................................           14,752            14,013
   Taxes, other than income taxes ................................            3,668             4,161
                                                                       ------------      ------------

                                                                             37,583            36,761
                                                                       ------------      ------------

        Operating income .........................................           34,034            34,437
                                                                       ------------      ------------

OTHER INCOME - net ...............................................            2,300             1,860
                                                                       ------------      ------------

INTEREST CHARGES:
   Interest on long-term debt ....................................            6,394             6,469
   Other interest ................................................              680             1,686
   Allowance for borrowed funds used during construction .........             (278)                8
                                                                       ------------      ------------

                                                                              6,796             8,163
                                                                       ------------      ------------

INCOME BEFORE INCOME TAXES .......................................           29,538            28,134

PROVISION FOR INCOME TAXES .......................................           11,161            10,602
                                                                       ------------      ------------

NET INCOME .......................................................     $     18,377      $     17,532
                                                                       ============      ============

CASH DIVIDENDS ON COMMON STOCK ...................................     $         --      $     10,000
                                                                       ============      ============

----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                         March 31,       December 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                          (Thousands of Dollars)

PROPERTY, PLANT AND EQUIPMENT, at cost ...........................     $  1,787,903      $  1,775,222
   Less - Accumulated depreciation ...............................          814,704           807,579
                                                                       ------------      ------------

                                                                            973,199           967,643
                                                                       ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents .....................................              205               443
   Advances to affiliates ........................................           66,610            72,073
   Accounts receivable -
        Trade, less reserves of $246 for March 31, 2002 and
          $138 for December 31, 2001 .............................           12,067            12,497
        Affiliated companies .....................................            6,448             5,407
   Materials and supplies ........................................           11,093            11,009
   Exchange gas due from others ..................................            3,951             2,236
   Deferred income taxes .........................................            3,837             3,810
   Excess system gas .............................................           10,903            13,000
   Prepayments and other .........................................              885             1,697
                                                                       ------------      ------------

                                                                            115,999           122,172
                                                                       ------------      ------------

OTHER ASSETS:
   Deferred charges ..............................................           35,584            38,227
                                                                       ------------      ------------

                                                                       $  1,124,782      $  1,128,042
                                                                       ============      ============

----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                         March 31,       December 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                        (Thousands of Dollars, Except
                                                                                Share Data)

CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares ................     $          1      $          1
       Additional paid-in capital ................................          262,844           262,844
       Retained earnings .........................................          271,954           253,577
                                                                       ------------      ------------

                                                                            534,799           516,422

   Long-term debt ................................................          367,508           367,503
                                                                       ------------      ------------

                                                                            902,307           883,925
                                                                       ------------      ------------

CURRENT LIABILITIES:
   Accounts payable -
       Trade .....................................................           12,179            15,624
       Affiliated companies ......................................            4,308            30,396
   Accrued liabilities -
       Income taxes due to affiliate .............................            6,376             9,094
       Taxes, other than income taxes ............................            5,390             2,509
       Interest ..................................................            8,040             3,123
       Employee costs ............................................            5,207             8,549
       Exchange gas due to others ................................           14,854            15,236
       Other .....................................................              966               933
                                                                       ------------      ------------

                                                                             57,320            85,464
                                                                       ------------      ------------

DEFERRED INCOME TAXES ............................................          158,613           153,801
                                                                       ------------      ------------

OTHER DEFERRED CREDITS ...........................................            6,542             4,852
                                                                       ------------      ------------

CONTINGENT LIABILITIES AND COMMITMENTS ...........................
                                                                       ------------      ------------

                                                                       $  1,124,782      $  1,128,042
                                                                       ============      ============

----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------
                                                                           (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income ....................................................     $     18,377      $     17,532
   Adjustments to reconcile to cash provided by operations -
      Depreciation ...............................................           14,752            14,013
      Provision for deferred income taxes ........................            4,785             2,890
      Amortization of deferred charges and credits ...............              190               962
      Allowance for equity funds used during construction ........             (575)               14
      Reserve for doubtful accounts ..............................              108                --
      Changes in:
        Accounts receivable and exchange gas due from
           others ................................................           (2,434)           13,153
        Materials and supplies ...................................              (84)              (28)
        Other current assets .....................................            2,909            (4,401)
        Deferred charges .........................................            1,969            (1,637)
        Accounts payable and exchange gas due to others ..........           (6,586)          (13,027)
        Other accrued liabilities ................................            1,771             5,749
        Other deferred credits ...................................            2,179              (163)
                                                                       ------------      ------------

   Net cash provided by operating activities .....................           37,361            35,057
                                                                       ------------      ------------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures .......................................          (19,757)           (9,102)
      Proceeds from sales ........................................               24                --
      Asset removal cost .........................................               --              (429)
      Changes in accounts payable ................................          (23,329)           (1,240)
   Advances to affiliates ........................................            5,463           (14,119)
                                                                       ------------      ------------

   Net cash used by investing activities .........................          (37,599)          (24,890)
                                                                       ------------      ------------

FINANCING ACTIVITIES:
   Principal payments on long-term debt ..........................               --            (1,667)
   Dividends paid ................................................               --           (10,000)
                                                                       ------------      ------------

   Net cash used by financing activities .........................               --           (11,667)
                                                                       ------------      ------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS ...................................................             (238)           (1,500)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................              443             1,890
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $        205      $        390
                                                                       ============      ============

----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      General

        The accompanying, unaudited interim condensed financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is suggested that these condensed financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 2001 Annual Report on Form 10-K.

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

Other

        Cash payments for interest were $1.2 million and $1.6 million, net of interest capitalized, in the three month periods ended March 31, 2002 and 2001, respectively.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         Cash payments of $9.1 million and $8.1 million were made to Williams for income taxes in the three month periods ended March 31, 2002 and 2001, respectively.

(2)      Basis of Presentation

         Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $92.4 million, as of March 31, 2002, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

(3)      Long-Term Debt and Banking Arrangements

         Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 2002. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). This Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

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

         On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed Williams Pipeline Company and Williams Interstate Natural Gas Company. The Williams defendants, along with the coordinating defendants, filed a motion to dismiss under Rules 9b and 12b of the Kansas Rules of Civil Procedure. Oral argument was held in November 2001 and the decision is still pending. Many of the Williams and coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.

Other Legal and Regulatory Matters

         On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking ("NOPR") proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. Significantly, the proposed standards would regulate the conduct of transmission providers with their energy affiliates, not just with their marketing affiliates. The FERC proposes to define energy affiliates very broadly, so as to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmissions of natural

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


gas or electric energy. Included in the proposed definition would be asset managers, producers, gatherers, and local distribution companies. The NOPR purports to be consistent with the FERC's longstanding goal of preventing affiliate preference. If adopted, the proposed standards could require organizational structure changes and the adoption of new compliance measures. Williams has formed a task force to analyze the potential effects of the proposed rules and to comment upon them. On December 20, 2001, Williams filed its comments with the FERC. In its comments, Williams opposed the proposed rules. Williams also suggested a technical conference to determine if marketing affiliate issues truly existed and, proposed only then, that the FERC should examine amending the current existing separate standards of conduct for the gas and electric industries. The FERC has announced its intention to hold a technical conference to discuss issues raised in the NOPR.

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

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations


         This analysis discusses financial results of Pipeline's operations for the quarters ended March 31, 2002 and 2001. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

         This analysis should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2001 Annual Report on Form 10-K and with the condensed financial statements and notes contained in this report.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 vs. Quarter Ended March 31, 2001

         Pipeline's transportation service accounted for 93 percent of operating revenues for each of the quarters ended March 31, 2002 and 2001. Additionally, 3 percent of operating revenues was represented by gas storage service in each of the quarters ended March 31, 2002 and 2001. Operating revenues were comparable during the quarters ended March 31, 2002 and 2001.

         Operating expenses increased $0.8 million, or 2 percent, due primarily to higher depreciation expense and higher general and administrative overhead charges from Williams.

         Other interest expense decreased $1.0 million as a result of the August 31, 2001 refund to customers, totaling $43.1 million, related to the 1995 rate case.

         The following table summarizes volumes and capacity for the periods indicated:

                                                                      Quarter Ended March 31,
                                                                     -------------------------
                                                                        2002           2001
                                                                     ----------     ----------

         Total Gas Volumes Throughput (TBtu)                                198            205

         Average Daily Transportation Volumes (TBtu)                        2.2            2.3
         Average Daily Firm Reserved Capacity (TBtu)                        2.8            2.8

FINANCIAL CONDITION AND LIQUIDITY

        Pipeline anticipates 2002 capital expenditures will total approximately $243.8 million, of which $19.8 million has been expended through March 31, 2002. Funds necessary to complete capital projects are expected to come from several sources, including Pipeline's operations, return of advances to affiliates and available cash. In addition, Pipeline expects to be able to obtain financing, when necessary, on reasonable terms. To allow flexibility in the timing of issuance of long-term securities, financing may be provided on an interim basis with bank debt and from sources discussed below.

        As a participant in Williams' cash management program, Pipeline has advances to and from Williams through Pipeline's parent company, WGP. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on the current Standard and Poor's Rating of Pipeline.

        Pipeline has an outstanding registration statement filed with the Securities and Exchange Commission. At March 31, 2002, approximately $150 million of shelf availability remains under this outstanding registration statement and may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement.

         Pipeline is a participant in a $700 million Revolving Credit Facility with Williams and certain affiliated companies. Pipeline's maximum borrowing availability, subject to prior borrowing by other affiliated companies, is $400 million, none of which was used by Pipeline at March 31, 2002. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or LIBOR. The Facility contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. Any borrowings by Pipeline under this Facility are not guaranteed by Williams and are based on Pipeline's financial need and credit worthiness.

         Pipeline, through a wholly-owned bankruptcy remote subsidiary, sells certain of its accounts receivable to a special-purpose entity ("SPE") in a securitization structure requiring annual renewal. At March 31, 2002, Pipeline sold $15.0 million of its accounts receivable in exchange for $15.0 million in cash.

OTHER

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

         On May 11, 2001, Pipeline filed an application with the FERC to construct and operate a lateral pipeline that will provide 161,500 dekatherms per day of firm transportation capacity to serve a new power generation plant. The Grays Harbor Lateral project will include installing 49 miles of 20-inch pipeline, adding 4,700 horsepower at an existing compressor station, and adding a new meter station. On April 24, 2002, Pipeline received the certificate from the FERC authorizing construction and operation of this project. Pipeline plans to start construction by June 2002. The estimated cost of the lateral project is approximately $75 million with a targeted in-service date of November 2002. The customer has agreed to pay for the cost of service of the lateral on an incremental rate basis.

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



Date: May 9, 2002