Form 10-Q
period 2002-06-30
NORTHWEST PIPELINE CORP
filed 2002-08-14
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

                                    No Change
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                  Outstanding at August 13, 2002
---------------------------                       ------------------------------
Common stock, $1 par value                                 1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS




                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Statement of Income, three and six months
        ended June 30, 2002 and 2001............................................................               1

      Condensed Balance Sheet as of June 30, 2002 and
        December 31, 2001.......................................................................               2

      Condensed Statement of Cash Flows, six
        months ended June 30, 2002 and 2001.....................................................               4

      Notes to Condensed Financial Statements...................................................               5

   Item 2.  Management's Narrative Analysis of the Results of Operations........................               9


PART II.  OTHER INFORMATION.....................................................................              13



Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's annual report on Form 10-K and 2002 first quarter report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION

                          CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                    June 30,
                                                ------------------------    ------------------------
                                                   2002          2001          2002          2001
                                                ----------    ----------    ----------    ----------
                                                                     (Thousands)
OPERATING REVENUES ..........................   $   73,228    $   71,881    $  144,845    $  143,079
                                                ----------    ----------    ----------    ----------
OPERATING EXPENSES:
   General and administrative ...............       15,024         9,508        26,053        19,721
   Operation and maintenance ................        8,635         8,837        16,769        17,211
   Depreciation .............................       14,266        14,378        29,018        28,391
   Taxes, other than income taxes ...........        3,658         3,626         7,326         7,787
                                                ----------    ----------    ----------    ----------
                                                    41,583        36,349        79,166        73,110
                                                ----------    ----------    ----------    ----------
     Operating income .......................       31,645        35,532        65,679        69,969
                                                ----------    ----------    ----------    ----------
OTHER INCOME - net ..........................        1,735         1,499         4,035         3,359
                                                ----------    ----------    ----------    ----------
INTEREST CHARGES:
   Interest on long-term debt ...............        6,394         6,413        12,788        12,882
   Other interest ...........................          669         1,636         1,349         3,322
   Allowance for borrowed funds used during
   construction .............................         (416)         (119)         (694)         (111)
                                                ----------    ----------    ----------    ----------
                                                     6,647         7,930        13,443        16,093
                                                ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES ..................       26,733        29,101        56,271        57,235

PROVISION FOR INCOME TAXES ..................       10,050        10,966        21,211        21,568
                                                ----------    ----------    ----------    ----------
NET INCOME ..................................   $   16,683    $   18,135    $   35,060    $   35,667
                                                ==========    ==========    ==========    ==========
CASH DIVIDENDS ON COMMON STOCK ..............   $       --    $   10,000    $       --    $   20,000
                                                ==========    ==========    ==========    ==========

----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

================================================================================


                                     ASSETS

                                                                 June 30,     December 31,
                                                                   2002           2001
                                                               ------------   ------------
                                                                       (Thousands)
PROPERTY, PLANT AND EQUIPMENT, at cost .....................   $  1,820,911   $  1,775,222
   Less - Accumulated depreciation .........................        822,389        807,579
                                                               ------------   ------------
                                                                    998,522        967,643
                                                               ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents ...............................            516            443
   Advances to affiliates ..................................         60,636         72,073
   Accounts receivable -
     Trade, less reserves of $320 for June 30, 2002 and
       $138 for December 31, 2001 ..........................         14,112         12,497
     Affiliated companies ..................................            831          5,407
   Materials and supplies ..................................         11,122         11,009
   Exchange gas due from others ............................          1,425          2,236
   Deferred income taxes ...................................          4,232          3,810
   Excess system gas .......................................         11,141         13,000
   Prepayments and other ...................................          1,793          1,697
                                                               ------------   ------------

                                                                    105,808        122,172
                                                               ------------   ------------
OTHER ASSETS:
   Deferred charges ........................................         36,493         38,227
                                                               ------------   ------------
                                                               $  1,140,823   $  1,128,042
                                                               ============   ============


----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

================================================================================


                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                          June 30,     December 31,
                                                            2002           2001
                                                        ------------   ------------
                                                                (Thousands)
CAPITALIZATION:
   Common stockholder's equity -
       Common stock, par value $1 per share;
         authorized and outstanding, 1,000 shares ...   $          1   $          1
       Additional paid-in capital ...................        262,844        262,844
       Retained earnings ............................        288,637        253,577
                                                        ------------   ------------
                                                             551,482        516,422

   Long-term debt ...................................        367,513        367,503
                                                        ------------   ------------
                                                             918,995        883,925
                                                        ------------   ------------
CURRENT LIABILITIES:
   Accounts payable -
       Trade ........................................          8,723         15,624
       Affiliated companies .........................          7,349         30,396
   Accrued liabilities -
       Income taxes due to affiliate ................         10,896          9,094
       Taxes, other than income taxes ...............          4,482          2,509
       Interest .....................................          3,117          3,123
       Employee costs ...............................          8,514          8,549
       Exchange gas due to others ...................         12,565         15,236
       Other ........................................            905            933
                                                        ------------   ------------
                                                              56,551         85,464
                                                        ------------   ------------
DEFERRED INCOME TAXES ...............................        158,162        153,801
                                                        ------------   ------------
DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES .......................................          7,115          4,852
                                                        ------------   ------------
CONTINGENT LIABILITIES AND COMMITMENTS
                                                        ------------   ------------
                                                        $  1,140,823   $  1,128,042
                                                        ============   ============

----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ------------------------
                                                                       2002          2001
                                                                    ----------    ----------
                                                                           (Thousands)
OPERATING ACTIVITIES:
   Net income ...................................................   $   35,060    $   35,667
   Adjustments to reconcile to cash provided by operations -
      Depreciation ..............................................       29,018        28,391
      Provision for deferred income taxes .......................        3,939         1,862
      Amortization of deferred charges and credits ..............         (287)        1,034
      Allowance for equity funds used during construction .......       (1,470)         (206)
      Reserve for doubtful accounts .............................          182            --
      Changes in:
        Accounts receivable and exchange gas due from others ....        3,590        19,099
        Materials and supplies ..................................         (113)         (141)
        Other current assets ....................................        1,763         4,081
        Deferred charges ........................................          389        (2,401)
        Accounts payable and exchange gas due to others .........      (11,617)      (26,885)
        Other accrued liabilities ...............................        3,706         5,374
        Other deferred credits ..................................        3,905          (327)
      Other .....................................................            1          (143)
                                                                    ----------    ----------
   Net cash provided by operating activities ....................       68,066        65,405
                                                                    ----------    ----------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ......................................      (58,276)      (23,000)
      Asset removal cost ........................................         (152)         (603)
      Changes in accounts payable ...............................      (21,002)          751
   Advances to affiliates .......................................       11,437       (19,789)
                                                                    ----------    ----------
   Net cash used by investing activities ........................      (67,993)      (42,641)
                                                                    ----------    ----------
FINANCING ACTIVITIES:
   Principal payments on long-term debt .........................           --        (3,329)
   Dividends paid ...............................................           --       (20,000)
                                                                    ----------    ----------
   Net cash used by financing activities ........................           --       (23,329)
                                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..................................................           73          (565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD .......................................................          443         1,890
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $      516    $    1,325
                                                                    ==========    ==========


----------

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


 (1)    General

        The accompanying, unaudited interim condensed financial statements of Northwest Pipeline Corporation ("Pipeline"), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Pipeline believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Pipeline, all adjustments, which include only normal operating adjustments, have been made to present fairly the financial position of Pipeline as of June 30, 2002 and December 31, 2001, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and the cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. It is recommended that these condensed financial statements be read in conjunction with the statements, the notes thereto and management's narrative analysis included in Pipeline's 2001 Annual Report on Form 10-K and 2002 first quarter report on Form 10-Q.

         Pipeline is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

Adoption of Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Pipeline applied the new rules beginning January 1, 2002. Because Pipeline has no goodwill, and intangible assets are amortized at rates approved by the Federal Energy Regulatory Commission (FERC) through regulatory proceedings, there was no impairment upon adoption.

        In the second quarter of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. The amendments to SFAS No.13 require certain lease modifications that have economic effects which are similar to sale-leaseback transactions be accounted for as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Pipeline's results of operations and financial position. Future gains and losses from debt extinguishments will continue to be accounted for in accordance with FERC regulations.

        In the second quarter of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this standard on Pipeline's results of operations and financial position is being evaluated.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


Other

        Cash payments for interest were $12.1 million and $12.8 million, net of interest capitalized, in the six month periods ended June 30, 2002 and 2001, respectively.

        Cash payments of $15.5 million and $15.8 million were made to Williams for income taxes in the six month periods ended June 30, 2002 and 2001, respectively.

(2)     Basis of Presentation

        Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $91.3 million, as of June 30, 2002, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

(3)     Long-Term Debt and Banking Arrangements

        Williams and certain of its subsidiaries, including Pipeline, are parties to a $700 million credit agreement (Credit Agreement), under which Pipeline can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Pipeline will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At June 30, 2002, $400 million of borrowing capacity was available to Pipeline. At June 30, 2002, Pipeline had no outstanding borrowings under this agreement.

        Pipeline, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special-purpose entity ("SPE") in a securitization structure requiring annual renewal. Pipeline acted as the servicing agent for the sold receivables. The sale of receivables program expired on July 25, 2002, and on July 26, 2002, Pipeline completed the repurchase of $15 million of trade accounts receivable previously sold.

(4)     Contingent Liabilities and Commitments

 Pending Rate Cases

        On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and (c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This resulted in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. On July 14, 2000, the

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. Some of Pipeline's customers sought judicial review concerning the FERC's orders with respect to return on equity issues. On July 13, 2001, the D.C. Circuit issued its decision affirming the FERC's earlier rulings on various rate base, accounting, and risk issues, but remanding the case to the FERC to allow the FERC to set forth more clearly its rationale for allowing Pipeline to utilize the median result of the DCF proxy group analysis. On June 12, 2002, the FERC issued an Order on Remand reaffirming its decision to utilize the median of the proxy companies in setting Pipeline's return on equity.

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

Other Legal and Regulatory Matters

        On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking ("NOPR") proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Pipeline and its gas marketing affiliates. The FERC invited interested parties to comment on the NOPR. On April 25, 2002, the FERC issued its staff analysis of the NOPR and the comments received. The staff analysis proposes redefining the definition of energy affiliates to exclude affiliated transmission providers. On May 21, 2002, the FERC held a public conference concerning the NOPR and the FERC invited the submission of additional comments. If adopted, these new standards would require the adoption of new compliance measures by Pipeline.

        On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC's negotiated rate policies and practices. Pipeline has negotiated certain rates under the FERC's existing negotiated rate program.

        On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. The FERC is seeking public comments by August 22, 2002.

        In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

Summary of Contingent Liabilities

        While no assurances may be given, Pipeline does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Pipeline's future financial position, results of operations, or cash flow requirements.

                         Item 2. Management's Narrative
                                 Analysis of the
                              Results of Operations


Recent Events

        As a result of credit issues facing Williams and the assumption of payment obligations and performance on guarantees associated with Williams Communications Group, Inc. (WCG), a former affiliate of Williams, Williams announced plans during the first quarter of 2002 to strengthen its balance sheet and support retention of its investment grade ratings. The plan included reducing capital expenditures during the balance of 2002, future sales of assets to generate proceeds to be used to reduce outstanding debt and the lowering of expenses, in part through an enhanced-benefit early retirement program which concluded during the second quarter.

        During the second quarter, Williams experienced liquidity issues, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings still were maintained as investment grade for the balance of the quarter.

        Subsequent to the end of the second quarter, Williams announced that it would have a substantial net loss for the quarter. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. The major rating agencies downgraded Williams' credit ratings to below investment grade reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility, which expired on July 24, 2002. Subsequently, Williams did obtain two secured facilities totaling $1.3 billion and amended its existing $700 million credit agreement to a secured basis. These borrowing facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of the agreements are not maintained, then amounts outstanding can become due immediately and payable. Williams believes that these financings and the proceeds received from recent asset sales have significantly improved the company's liquidity for the balance of the year. In addition, Williams is pursuing the sale of other assets to enhance liquidity. The sales are anticipated to close during the second half of 2002.

         The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. In late July 2002, Williams' management decided to continue to reduce Williams' commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Pipeline customers. Pipeline cannot predict at this time to what extent its business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Pipeline.

General

        This analysis discusses financial results of Pipeline's operations for the six-month periods ended June 30, 2002 and 2001. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

        This analysis should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2001 Annual Report on Form 10-K and in Pipeline's 2002 First Quarter Report on Form 10-Q, and with the condensed financial statements and notes contained in this report.

RESULTS OF OPERATIONS


Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

        Operating revenues increased $1.8 million, or 1%, due primarily to a prior period cost of service adjustment for incremental facilities offset by a $.8 million decrease in tracked costs.

        Pipeline's transportation service accounted for 92% and 93% of operating revenues for the six-month periods ended June 30, 2002 and 2001, respectively. Additionally, gas storage service represented 3% of operating revenues in each of the six-month periods ended June 30, 2002 and 2001.

        Operating expenses increased $6.1 million, or 8%, due primarily to a $5.3 million increase in retirement plan expenses, including $3.9 million related to an enhanced-benefit early retirement option offered to certain Williams employee groups and higher general and administrative costs from Williams, partially offset by lower tracked costs.

        Operating income decreased $4.3 million, or 6%, due to the reasons identified above.

        Other interest charges decreased $2.0 million resulting from the RP95-409 settlement refund paid to customers in August 2001.

        The following table summarizes volumes and capacity for the periods indicated:

                                                     Six Months Ended June 30,
                                                     --------------------------
                                                      2002                2001
                                                     ------              ------
Total Gas volumes throughput (TBtu)                     372                 387

Average Daily Transportation Volumes (TBtu)             2.1                 2.1
Average Daily Firm Reserved Capacity (TBtu)             2.8                 2.7

FINANCIAL CONDITION AND LIQUIDITY

Method of Financing

        Pipeline funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under the Credit Agreement and, if required, advances from WGP. Historically, Pipeline also funded its capital requirements through a sale of receivables program. In July 2002, Pipeline's sale of receivables program expired and was not renewed.

        Pipeline has an effective registration statement on file with the Securities and Exchange Commission. At June 30, 2002, approximately $150 million of shelf availability remains under this registration statement which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Pipeline's credit ratings (discussed below), interest rates on future financings will be higher, but Pipeline believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

        Williams and certain of its subsidiaries, including Pipeline, are parties to a $700 million credit agreement (Credit Agreement), under which Pipeline can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Pipeline will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. At June 30, 2002, $400 million of borrowing capacity was available to Pipeline. At June 30, 2002, Pipeline had no outstanding borrowings under this agreement.

        As a participant in Williams' cash management program, Pipeline has advances to and from Williams through Pipeline's parent company, WGP. At June 30, 2002, the advances due Pipeline by WGP totaled $60.6 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate ("LIBOR") on the first day of the month plus an applicable margin based on the current Standard and Poor's credit rating of Pipeline. Because of recent asset sales, anticipated asset sales in the future and recently negotiated secured borrowing facilities, Williams has indicated that it currently believes that it continues to have the financial resources and liquidity to repay advances to Pipeline.

        On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. The FERC is seeking public comments by August 22, 2002.

        Pipeline, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special-purpose entity ("SPE") in a securitization structure requiring annual renewal. Pipeline acted as the servicing agent for the sold receivables. The sale of receivables program expired on July 25, 2002, and on July 26, 2002, Pipeline completed the repurchase of $15 million of trade accounts receivable previously sold.

Credit Ratings

        Pipeline has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams' or Pipeline's credit ratings given by Moody's Investor's Service, Standard and Poor's and Fitch Ratings (rating agencies).

        In the second quarter and July 2002, Moody's Investor's Services, Standard and Poor's and Fitch Ratings reduced Pipeline's credit ratings on its unsecured long-term debt from Baa1, BBB+ and BBB+ to Ba2, B+ and BB-, respectively.

        The rating agencies have reduced Pipeline's credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams' liquidity. The ratings remain under review pending the execution of Williams' plan to stabilize its financial position.

Capital Expenditures

        As discussed above, Williams has announced plans to strengthen its balance sheet, which includes reductions in Williams' 2002 estimated capital spending program. As a Williams subsidiary, Pipeline will participate in Williams' plan to reduce capital spending, primarily by managing its 2002 capital spending program at a lower level than anticipated prior to Williams' announcement.

        Pipeline anticipates 2002 capital expenditures will total approximately $209 million, of which $58 million has been expended through June 30, 2002.

Expansion Projects

        On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 175,000 dekatherms per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project includes the installation of 91 miles of pipeline loop and upgrades or modifications to five compressor stations for a total increase of 24,924 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. Pipeline expects the FERC to issue a certificate by September 2002. Pipeline plans to start construction by April 2003. The estimated cost of the expansion project is approximately $154 million and the targeted completion date is October 31, 2003.

         On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide 276 MMcf per day of firm transportation capacity to serve new power generation demand in western Washington. The Evergreen Expansion Project includes installing 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 67,000 horsepower of compression. The FERC issued a certificate in June 2002. Pipeline plans to start construction by September 2002. The estimated cost of the expansion project is approximately $197 million with a planned, initial in-service date of June 2003. The customers have agreed to pay for the cost of service of this expansion on an incremental basis.

         On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 57,000 dekatherms per day of capacity to its transmission system from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project includes upgrading, replacing or modifying five existing compressor stations, adding a net total of 24,430 horsepower of compression. The Columbia Gorge Project was filed as part of the Evergreen Expansion Project to reduce reliance on displacement capacity. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of 88 percent of the expansion costs with the remainder to be allocated to the Evergreen Project. The FERC issued a certificate in June 2002. Pipeline plans to start construction by April 2003. The estimated cost of the expansion project is approximately $43 million with a targeted in-service date of October 31, 2003.

         On May 11, 2001, Pipeline filed an application with the FERC to construct and operate a lateral pipeline designed to provide 161,500 dekatherms per day of firm transportation capacity to serve a new power generation plant. The Grays Harbor Lateral project includes installing 49 miles of 20-inch pipeline, adding 4,700 horsepower at an existing compressor station, and adding a new meter station. On April 24, 2002, Pipeline received the certificate from the FERC authorizing construction and operation of this project. Pipeline started construction in June 2002. The estimated cost of the lateral project is approximately $85 million with a targeted in-service date of November 2002. The customer has agreed to pay for the cost of service of the lateral on an incremental rate basis.


OTHER

        Reference is made to Note 4 of Notes to Condensed Financial Statements for information about regulatory, judicial and business developments which cause operating and financial uncertainties.


CONCLUSION

        Although no assurances can be given, Pipeline currently believes that the aggregate of cash flows from operating activities, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide Pipeline with sufficient liquidity to meet its capital requirements. When necessary, Pipeline also expects to access public and private markets on terms commensurate with its current credit ratings to finance its capital requirements.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         See discussion in Note 4 of the Notes to Condensed Financial Statements included herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

                  (10)     Material contracts

                           -    1   Consent and Fourth Amendment to Credit
                                    Agreement dated as of July 31, 2002, to
                                    Credit Agreement dated July 25, 2000, among
                                    The Williams Companies, Inc. and certain of its subsidiaries, including Pipeline, the banks named therein, the Co-Syndication
                                    Agents as named therein, the Documentation
                                    Agent as named therein and Citibank, N.A., as agent (Exhibit 10.12 to The Williams
                                    Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2002 Commission File
                                    Number 1-4174)

                  (99)     Additional Exhibits

                           -    1   Certification pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by J. Douglas
                                    Whisenant, Chief Executive Officer of
                                    Northwest Pipeline Corporation

                           -    2   Certification pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Richard
                                    Rodekohr, Chief Financial Officer of
                                    Northwest Pipeline Corporation


         (b)      Reports on Form 8-K.

                  None

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



                                   NORTHWEST PIPELINE CORPORATION
                               --------------------------------------
                                             Registrant



                           By:       /s/ Jeffrey P. Heinrichs
                               --------------------------------------
                                       Jeffrey P. Heinrichs
                                            Controller
                                   (Duly Authorized Officer and
                                     Chief Accounting Officer)





Date:   August 13, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
 99.1      Chief Executive Officer Certificate

 99.2      Chief Financial Officer Certificate