Form 10-Q
period 2002-09-30
NORTHWEST PIPELINE CORP
filed 2002-11-14
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              87-0269236
------------------------------                              --------------------
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

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at October 31, 2002
-----------------------------                  -------------------------------
Common stock, $1.00 par value                            1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION
                                      INDEX


                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Statement of Income, three and nine months
        ended September 30, 2002 and 2001 ......................................    2

      Condensed Balance Sheet as of September 30, 2002 and
        December 31, 2001 ......................................................    3

      Condensed Statement of Cash Flows, nine
        months ended September 30, 2002 and 2001 ...............................    5

      Notes to Condensed Financial Statements ..................................    6

   Item 2.  Management's Narrative Analysis of the Results of Operations .......   10

   Item 4.  Controls and Procedures............................................    13


PART II.  OTHER INFORMATION.....................................................   14

  Item 1.  Legal Proceedings...................................................    14

  Item 6.  Exhibits and reports on Form 8-K....................................    14


Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q.

                         PART 1 - FINANCIAL INFORMATION


ITEM I. FINANCIAL STATEMENTS.


                         NORTHWEST PIPELINE CORPORATION
                          CONDENSED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

================================================================================

                                                      Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                   -----------------------     -----------------------
                                                      2002         2001           2002         2001
                                                   ---------     ---------     ---------     ---------
OPERATING REVENUES ............................    $  73,042     $  69,624     $ 217,887     $ 212,703
                                                   ---------     ---------     ---------     ---------
OPERATING EXPENSES:
   General and administrative .................       11,316        10,062        37,369        29,783
   Operation and maintenance ..................        7,106         8,614        23,875        25,825
   Depreciation ...............................       14,351        14,454        43,369        42,845
   Taxes, other than income taxes .............        2,282         2,670         9,608        10,457
                                                   ---------     ---------     ---------     ---------
                                                      35,055        35,800       114,221       108,910
                                                   ---------     ---------     ---------     ---------
     Operating income .........................       37,987        33,824       103,666       103,793
                                                   ---------     ---------     ---------     ---------
OTHER INCOME - net ............................        3,930        (1,887)        7,965         1,472
                                                   ---------     ---------     ---------     ---------
INTEREST CHARGES:
   Interest on long-term debt .................        6,395         6,394        19,183        19,276
   Other interest .............................          672         1,298         2,021         4,620
   Allowance for borrowed funds used during
     construction .............................         (764)         (122)       (1,458)         (233)
                                                   ---------     ---------     ---------     ---------
                                                       6,303         7,570        19,746        23,663
                                                   ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES ....................       35,614        24,367        91,885        81,602

PROVISION FOR INCOME TAXES ....................       13,403         8,783        34,614        30,351
                                                   ---------     ---------     ---------     ---------
NET INCOME ....................................    $  22,211     $  15,584     $  57,271     $  51,251
                                                   =========     =========     =========     =========

CASH DIVIDENDS ON COMMON STOCK ................    $      --     $      --     $      --     $  20,000
                                                   =========     =========     =========     =========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

================================================================================

                                                                 September 30,   December 31,
                                                                    2002            2001
                                                                 ------------    ------------
           ASSETS

Current Assets
   Cash and cash equivalents ................................    $      2,323    $        443
   Advances to affiliates ...................................          54,225          72,073
   Accounts receivable -
     Trade, less reserves of $565 for September 30, 2002
      and $138 for December 31, 2001 ........................          25,793          12,497
     Affiliated companies ...................................             377           5,407
   Materials and supplies ...................................          11,064          11,009
   Exchange gas due from others .............................           1,716           2,236
   Deferred income taxes ....................................           3,912           3,810
   Excess system gas ........................................           5,418          13,000
   Prepayments and other ....................................           1,920           1,697
                                                                 ------------    ------------
       Total current assets .................................         106,748         122,172
                                                                 ------------    ------------


PROPERTY, PLANT AND EQUIPMENT, at cost ......................    $  1,868,680    $  1,775,222
   Less - Accumulated depreciation ..........................         826,926         807,579
                                                                 ------------    ------------

       Total property plant and equipment ...................       1,041,754         967,643
                                                                 ------------    ------------

OTHER ASSETS:
   Deferred charges .........................................          35,620          38,227
                                                                 ------------    ------------

       Total assets .........................................    $  1,184,122    $  1,128,042
                                                                 ============    ============


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

================================================================================

                                                              September 30,   December 31,
                                                                  2002             2001
                                                              ------------    ------------
            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current maturities of long term debt ..................    $      7,500    $         --
   Accounts payable -
       Trade .............................................          22,176          15,624
       Affiliated companies ..............................           7,581          30,396
   Accrued liabilities -
       Income taxes due to affiliate .....................           8,539           9,094
       Taxes, other than income taxes ....................           6,374           2,509
       Interest ..........................................           8,033           3,123
       Employee costs ....................................           7,957           8,549
       Exchange gas due to others ........................           7,134          15,236
       Other .............................................             900             933
                                                              ------------    ------------

           Total current liabilities .....................          76,194          85,464
                                                              ------------    ------------


Long-term debt (Note 4) ..................................         360,018         367,503
                                                              ------------    ------------

Deferred income taxes ....................................         166,102         153,801
                                                              ------------    ------------

Deferred credits and other noncurrent liabilities ........           8,115           4,852
                                                              ------------    ------------


Contingent liabilities and commitments (Note 3) ..........


Common Stockholder's Equity:
       Common stock, par value $1.00 per share;
         authorized and outstanding, 1,000 shares ........    $          1    $          1
       Additional paid-in capital ........................         262,844         262,844
       Retained earnings .................................         310,848         253,577
                                                              ------------    ------------

                  Total common stockholder's equity ......         573,693         516,422
                                                              ------------    ------------

           Total liabilities and stockholder's equity ....    $  1,184,122    $  1,128,042
                                                              ============    ============


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

================================================================================


                                                                        Nine Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                       2002          2001
                                                                     ---------     ---------
OPERATING ACTIVITIES:
   Net income ...................................................    $  57,271     $  51,251
   Adjustments to reconcile to cash provided by operations -
      Depreciation ..............................................       43,369        42,845
      Provision for deferred income taxes .......................       14,105         2,476
      Amortization of deferred charges and credits ..............          (32)        1,708
      Allowance for equity funds used during construction .......       (3,051)         (430)
      Reserve for doubtful accounts .............................          565            --
      Changes in:
        Accounts receivable and exchange gas due from
          others
        Materials and supplies ..................................       (7,941)       22,987
        Other current assets ....................................          (55)         (215)
        Deferred charges ........................................        7,359         2,859
        Accounts payable and exchange gas due to others .........          595        (1,784)
        Other accrued liabilities ...............................      (24,288)      (31,092)
        Other deferred credits ..................................        7,595       (11,866)
      Other .....................................................         (290)         (490)
                                                                             2          (143)
                                                                     ---------     ---------
   Net cash provided by operating activities ....................       95,204        78,106
                                                                     ---------     ---------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ......................................     (114,814)      (47,678)
      Proceeds from sales .......................................        3,719         3,174
      Changes in accounts payable ...............................          (77)        4,655
   Advances to affiliates .......................................       17,848       (16,388)
                                                                     ---------     ---------
   Net cash used by investing activities ........................      (93,324)      (56,237)
                                                                     ---------     ---------
FINANCING ACTIVITIES:
   Principal payments on long-term debt .........................           --        (3,329)
   Dividends paid ...............................................           --       (20,000)
                                                                     ---------     ---------
   Net cash used by financing activities ........................           --       (23,329)
                                                                     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...................................................        1,880        (1,460)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          443         1,890
                                                                     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $   2,323     $     430
                                                                     =========     =========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================

                       1. CORPORATE STRUCTURE AND CONTROL

         Northwest Pipeline Corporation (Pipeline) is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

                            2. BASIS OF PRESENTATION

         Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $90.2 million, as of September 30, 2002, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

         The condensed financial statements have been prepared from the books and records of Pipeline. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of Pipeline's management, are necessary to present fairly its financial position at September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Pipeline's 2001 Annual Report on Form 10-K and 2002 First and Second Quarter Reports on Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Pipeline adopted this Statement effective January 1, 2002. This Statement addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Because Pipeline has no goodwill, and intangible assets are amortized at rates approved by the Federal Energy Regulatory Commission (FERC) through regulatory proceedings, there was no impairment upon adoption.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Williams and its subsidiaries, including Pipeline, will adopt the new rules on asset retirement obligations on January 1, 2003. The impact of adoption is to be reported as a cumulative effect of a change in accounting principle. Retirement obligations have not been estimated for pipeline transmission assets, because the remaining life is not currently determinable.

         In the second quarter of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No.13 require certain lease modifications that have economic effects, which are similar to sale-leaseback transactions, be accounted for as sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Pipeline's results of operations and financial position. However, in subsequent reporting periods, gains and losses from debt extinguishments will continue to be accounted for in accordance with FERC regulations.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


         Also In the second quarter of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this standard on Pipeline is being evaluated.

OTHER

         Cash payments for interest were $12.8 million and $28.8 million, net of interest capitalized, in the nine month periods ended September 30, 2002 and 2001, respectively.

         Cash payments of $21.1 million and $19.3 million were made to Williams for income taxes in the nine month periods ended September 30, 2002 and 2001, respectively.

                    3. CONTINGENT LIABILITIES AND COMMITMENTS

RATE AND REGULATORY MATTERS

         GENERAL RATE CASE (DOCKET NO. RP93-5) On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and
(c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This resulted in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. Some of Pipeline's customers sought judicial review concerning the FERC's orders with respect to return on equity issues. On July 13, 2001, the D.C. Circuit issued its decision affirming the FERC's earlier rulings on various rate base, accounting, and risk issues, but remanding the case to the FERC to allow the FERC to set forth more clearly its rationale for allowing Pipeline to utilize the median result of the DCF proxy group analysis. On June 12, 2002, the FERC issued an Order on Remand reaffirming its decision to utilize the median of the proxy companies in setting Pipeline's return on equity. No requests for rehearing were filed in response to the June 12, 2002 order. This effectively brought the 1993 Rate Case to its conclusion.

         GENERAL RATE CASE (DOCKET NO. RP95-409) On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). During the first quarter of 1998, the Administrative Law Judge ("ALJ") issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55 percent equity and 45 percent debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. On July 11, 2001, the FERC issued an Order accepting Pipeline's compliance filings, subject to Pipeline making some minor rate related changes relating to billing determinants and cost of service recovery for facilities subject to reimbursement agreements. Some of Pipeline's customers have sought judicial review concerning risk and return on equity issues. On August 31, 2001, Pipeline made refunds to customers totaling $43.1 million, including interest. Some shippers filed petitions for review concerning return on equity issues. On October 25, 2002, the United States Court of Appeals for the D. C. Circuit affirmed the FERC's decision in its treatment of return on equity issues.

         NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM01-10-000) On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking ("NOPR") proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Pipeline and its gas marketing affiliates. The FERC invited interested parties to comment on the NOPR. On April 25, 2002, the FERC issued its staff analysis of the NOPR and the comments received. The staff analysis proposes redefining the definition of energy affiliates to exclude affiliated transmission providers. On May 21, 2002, the FERC held a public conference concerning the NOPR and the FERC invited the submission of additional comments. If adopted, these new standards would require the adoption of new compliance measures by Pipeline.

         NOTICE OF INQUIRY (DOCKET NO. PL02-6-000) On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC has requested that interested parties respond to various questions related to the FERC's negotiated rate policies and practices. Pipeline has negotiated certain rates under the FERC's existing negotiated rate program, and participated in comments filed in this proceeding by Williams in support of the FERC's existing negotiated rate program.

         NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

LEGAL PROCEEDINGS

         In 1998, the United States Department of Justice ("DOJ") informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including Pipeline. Mr. Grynberg had also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases; including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


all of the Grynberg qui tam cases, including those filed against Williams to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.

         On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, The Williams defendants, along with other coordinating defendants, filed a motion to dismiss on non-jurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants' motion to dismiss on non-jurisdictional grounds was dismissed. On September 17, 2002, the plaintiffs filed a motion for class certification. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.


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


                       4. DEBT AND FINANCING ARRANGEMENTS

         Williams and certain of its subsidiaries, including Pipeline, are parties to a $700 million credit agreement (Credit Agreement), under which Pipeline can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Pipeline will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries. At September 30, 2002, the commitment from participating banks had been reduced to $660 million, the borrowing capacity available to Pipeline was $400 million, and Pipeline had no outstanding borrowings under this agreement.

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

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
================================================================================


ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


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

         During the second quarter, Williams experienced liquidity issues, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings remained investment grade for the balance of the quarter.

         Williams experienced a substantial net loss for the second quarter. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. The major rating agencies downgraded Williams' unsecured long-term debt credit ratings to below investment grade reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility, which expired on July 24, 2002. Subsequently, Williams did obtain two secured facilities totaling $1.3 billion and amended its existing credit agreement, which expires in July 2005, to make it secured. These facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of the agreements are not maintained, then amounts outstanding can become due and payable immediately. In addition, Williams is pursuing the sale of other assets to enhance liquidity. The sales are anticipated to close during the remainder of 2002 and the first half of 2003.

         As part of the effort to reduce future operating expenses, certain employee positions are being eliminated through organizational changes. In the second quarter of 2002, Pipeline recorded $3.9 million of pension benefits expense associated with an enhanced-benefit early retirement option offered to certain Williams employee groups. In the third quarter, Pipeline recorded $.6 million of severance costs. Additional severance costs are expected in the fourth quarter of 2002 as additional positions are eliminated within the Pipeline organization. Further, if lump sum payments from the pension plan reach a settlement accounting threshold, Williams and Pipeline would be required to recognize certain unrecognized net losses, which would increase pension expense. Williams anticipates that the threshold will be reached in the fourth quarter of 2002 resulting in an additional expense charge to Pipeline of $3.5 million to $5.0 million.

         The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. On August 1, 2002, Williams' announced its intention to further reduce its commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Pipeline customers. Pipeline cannot predict at this time to what extent its business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Pipeline.

GENERAL

         This analysis discusses financial results of Pipeline's operations for the nine-month periods ended September 30, 2002 and 2001. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

         This analysis should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2001 Annual Report on Form 10-K and in Pipeline's 2002 first and second quarter reports on Form 10-Q, and with the condensed financial statements and notes contained in this report.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

         Operating revenues increased $5.2 million, or 2%, due primarily to higher short-term firm and interruptible transportation, partially offset by a $1.2 million decrease in tracked fuel costs and Gas Research Institute charges billed to customers.

         Pipeline's transportation service accounted for 92% and 93% of operating revenues for the nine-month periods ended September 30, 2002 and 2001, respectively. Additionally, gas storage service represented 3% of operating revenues in each of the nine-month periods ended September 30, 2002 and 2001.

         Operating expenses increased $5.3 million, or 5%, due primarily to a $5.9 million increase in retirement plan expenses, including $3.9 million related to an enhanced-benefit early retirement option offered to certain Williams employee groups and higher allocated general and administrative costs from Williams, partially offset by lower tracked fuel costs and Gas Research Institute charges collected from customers and a $1.5 million reduction in employee costs resulting from recent staff reductions in connection with the early retirement option and organizational changes across Williams.

         Operating income decreased $.1 million due to the reasons identified above.

         Other income increased $6.5 million primarily due to reduced charitable contribution commitments.

         Other interest charges decreased $2.6 million resulting from the RP95-409 rate case settlement refund paid to customers in August 2001.

         The following table summarizes volumes and capacity for the periods indicated:

                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                    2002        2001
                                                    ----        ----
Total Gas volumes throughput (TBtu)                 534         544

Average Daily Transportation Volumes (TBtu)         2.0         2.0
Average Daily Firm Reserved Capacity (TBtu)         2.9         2.7


                         CAPITAL RESOURCES AND LIQUIDITY

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

         Pipeline has an effective registration statement on file with the Securities and Exchange Commission. At September 30, 2002, approximately $150 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Pipeline's credit ratings (discussed below), interest rates on future financings will be higher, but Pipeline believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

         Williams and certain of its subsidiaries, including Pipeline, are parties to a $700 million credit agreement (Credit Agreement), under which Pipeline can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As Williams completes certain asset sales, the $700 million commitment from participating banks in the Credit Agreement will ultimately be reduced to $400 million, but Pipeline will continue to have borrowing capacity up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries. At September 30, 2002, the commitment from participating banks had been reduced to $660 million, the borrowing capacity available to Pipeline was $400 million, and Pipeline had no outstanding borrowings under this agreement.

         As a participant in Williams' cash management program, Pipeline has advances to and from Williams through Pipeline's parent company, WGP. At September 30, 2002, the advances due Pipeline by WGP totaled $54.2 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the London Interbank Offered Rate ("LIBOR") on the first day of the month plus an applicable margin based on the current Standard and Poor's credit rating of Pipeline. Because of recent asset sales, anticipated asset sales in the future and recently negotiated secured borrowing facilities, Williams has indicated that it currently believes that it continues to have the financial resources and liquidity to repay advances to Pipeline.

NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

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

         Pipeline anticipates 2002 capital expenditures will total approximately $200 million, of which $115 million has been expended through September 30, 2002.

EXPANSION PROJECTS

         On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 175,000 dekatherms per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project includes the installation of 91 miles of pipeline loop and upgrades or modifications to seven compressor stations for a total increase of 24,924 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. The FERC issued a certificate in September 2002. Pipeline plans to start construction by May 2003. The estimated cost of the expansion project is approximately $154 million with a targeted in-service date of November 1, 2003.

         On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide 276,625 dekatherms per day of firm transportation capacity to serve new power generation demand in western Washington. The Evergreen Expansion Project includes installing 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 67,150 horsepower of compression. The FERC issued a certificate on June 27, 2002. Pipeline started construction in October 2002. The estimated cost of the expansion project is approximately $197 million with a targeted in-service date of October 1, 2003. The customers have agreed to pay for the cost of service of this expansion on an incremental basis.

         On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 54,000 dekatherms per day of capacity to its transmission system from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project includes upgrading, replacing or modifying five existing compressor stations, adding a net total of 24,430 horsepower of compression. The Columbia Gorge Project was filed as part of the Evergreen Expansion Project to reduce reliance on displacement capacity. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of 84 percent of the expansion costs with the remainder to be allocated to the Evergreen Project. The FERC issued a certificate in June 2002. Pipeline plans to start construction by May 2003. The estimated cost of the expansion project is approximately $43 million with a targeted in-service date of November 1, 2003.

         On May 11, 2001, Pipeline filed an application with the FERC to construct and operate a lateral pipeline designed to provide 161,500 dekatherms per day of firm transportation capacity to serve a new power generation plant. The Grays Harbor Lateral project includes installing 49 miles of 20-inch pipeline, adding 4,700 horsepower at an existing compressor station, and adding a new meter station. On April 24, 2002, Pipeline received the certificate from the FERC authorizing construction and operation of this project. Pipeline started construction in June 2002 and placed the project in-service effective November 1, 2002. The estimated cost of the lateral project is approximately $87 million. The customer has agreed to pay for the cost of service of the lateral on an incremental rate basis.

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


ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of Pipeline's disclosure controls and procedures (as defined in Rules 13a-14 and 15d -14 of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Pipeline's management, including Pipeline's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Pipeline's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

         There have been no significant changes in Pipeline's internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         See discussion in Note 3 of the Notes to Condensed Financial Statements included herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

                  (10)   Material contracts

                          -   1     First Amended and Restated Credit Agreement
                                    dated as of October 31, 2002 among The
                                    Williams Companies, Inc., Northwest Pipeline
                                    Corporation, Transcontinental Gas Pipe Line
                                    Corporation and Texas Gas Transmission
                                    Corporation, as Borrowers, the Banks named therein, JPMorgan Chase Bank and Commerzbank
                                    AG, as Co-Syndication Agents, Credit
                                    Lyonnais New York Branch, as Documentation
                                    Agent, Citicorp USA, Inc., as Agent, and
                                    Salomon Smith Barney Inc., as Arranger
                                    (filed as Exhibit 10.2 to The Williams
                                    Companies, Inc. Form 10-Q for the quarter ended September 30, 2002 Commission File
                                    Number 1-4174).

                   (99)   Additional Exhibits

                          -   1     Certification pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by J. Douglas
                                    Whisenant, President and Chief Executive
                                    Officer of Northwest Pipeline Corporation

                          -   2     Certification pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Richard
                                    Rodekohr, Vice President and Chief Financial
                                    Officer of Northwest Pipeline Corporation


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



                                                NORTHWEST PIPELINE CORPORATION
                                                ------------------------------
                                                          Registrant



                                            By: /s/ Jeffrey P. Heinrichs
                                                ------------------------------
                                                    Jeffrey P. Heinrichs
                                                         Controller
                                                 (Duly Authorized Officer and
                                                   Chief Accounting Officer)


Date: November 14, 2002

                                 Certifications


I, J. Douglas Whisenant, President and Chief Executive Officer of Northwest Pipeline Corporation ("registrant") certify that:


     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                 /s/  J. Douglas Whisenant
                                         -------------------------------------
                                                J. Douglas Whisenant
                                         President and Chief Executive Officer

                                 Certifications


I, Richard Rodekohr, Vice President and Chief Financial Officer of Northwest Pipeline Corporation ("registrant") certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002             /s/  Richard Rodekohr
                                     ------------------------------------------
                                     Richard Rodekohr
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 99.1          Chief Executive Officer Certificate

 99.2          Chief Financial Officer Certificate