Form 10-K
period 2002-12-31
NORTHWEST PIPELINE CORP
filed 2003-03-19
CIK 110019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

     For the Transition Period from _________________ to ___________________

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

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No[X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            No voting stock of registrant is held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at February 28, 2003
--------------------------                     --------------------------------
Common stock, $1 par value                                          1,000 shares

                      Documents Incorporated by Reference:
                                      None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                TABLE OF CONTENTS


                                     PART I



Heading                                                                                                 Page
-------                                                                                                 ----

Item  1.  BUSINESS      ..................................................................................1

Item  2.  PROPERTIES    ..................................................................................9

Item  3.  LEGAL PROCEEDINGS ..............................................................................9

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted)..................................10


                                                       PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS ...............................................................................11

Item  6.  SELECTED FINANCIAL DATA (Omitted)..............................................................11

Item  7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS ..................................11

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.....................................18

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................................19

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE .....................................................................41

                                                      PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Omitted)...................................41

Item 11.  EXECUTIVE COMPENSATION (Omitted)...............................................................41

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Omitted)..........................................................................41

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Omitted).......................................41

Item 14.  CONTROLS AND PROCEDURES........................................................................41

                                                       PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K......................................................................................42

                         NORTHWEST PIPELINE CORPORATION

                                    FORM 10-K

                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

         Pipeline is an interstate natural gas transportation company that owns and operates a natural gas pipeline system extending from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington directly or indirectly through interconnections with other pipelines

         Pipeline has significant future opportunities to provide service to meet the demands of growing gas markets. Pipeline's geographical position allows access to the incremental sources of supply required by these markets.


                          PIPELINE SYSTEM AND CUSTOMERS

TRANSPORTATION

         At December 31, 2002, Pipeline's system, having an aggregate mainline deliverability of approximately 2.9 Bcf* of gas per day, was composed of approximately 4,000 miles of mainline and lateral transmission pipelines, and 43 mainline compressor stations having a combined sea level-rated capacity of approximately 348,000 horsepower.

         Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. In 2002, Pipeline transported natural gas for a total of 166 customers. Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest transportation customers of Pipeline in 2002 accounted for approximately 14.2 percent and 12.7 percent, respectively, of total operating revenues. No other customer accounted for more than 10 percent of total operating revenues in 2002. Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Pipeline's business. Additionally, Pipeline offers interruptible and short-term firm transportation services.

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

         Pipeline believes that demand for natural gas in the Pacific Northwest will continue to increase and the growing preference for natural gas in response to environmental concerns support future expansions of its mainline capacity.

-------------

* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units. A dekatherm is equal to one MMBtu.

GAS STORAGE

         Underground gas storage facilities enable Pipeline to balance daily receipts and deliveries and provide storage services to certain major customers.

         Pipeline has a contract with a third party, under which gas storage services are provided to Pipeline in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. Pipeline is authorized to utilize the Clay Basin Field at a seasonal storage level of 3.0 Bcf of working gas, with a firm delivery capability of 25 MMcf of gas per day.

         Pipeline owns a one-third interest in the Jackson Prairie underground storage facility located near Chehalis, Washington, with the remaining interests owned by two of Pipeline's distribution customers. Pipeline's share of the firm seasonal storage service is 6.1 Bcf of working gas capacity and up to 283 MMcf per day of peak day deliveries. Additionally, Pipeline's share of the best-efforts delivery capacity is 50 MMcf per day.

         Pipeline also owns and operates a liquefied natural gas ("LNG") storage facility located near Plymouth, Washington, which provides standby service for Pipeline's customers during extreme peaks in demand. The facility has a total LNG storage capacity equivalent to 2.3 Bcf of working gas, liquefaction capability of 12 MMcf per day and regasification capability of 300 MMcf per day. Certain of Pipeline's major customers own the working gas stored at the LNG plant.

EXPANSION PROJECTS

         On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 175,000 Dekatherms ("Dth") per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project includes the installation of 91 miles of pipeline loop and the upgrading or modification to six compressor stations for a total increase of 26,057 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. The FERC issued a certificate in September 2002 approving the project. Pipeline filed an application with the FERC in February 2003 to amend the certificate to reflect minor facility scope changes. Construction is scheduled to start by May 2003, with a targeted in-service date of November 1, 2003. The current estimated cost of the expansion project is approximately $140 million, of which approximately $16 million may be offset by settlement funds anticipated to be received from a former customer in connection with a contract restructuring.

         On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide 276,625 Dth per day of firm transportation service from Sumas, Washington to Chehalis, Washington to serve new power generation demand in western Washington. The Evergreen Expansion Project includes installing 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 64,160 horsepower of compression. The FERC issued a certificate on June 27, 2002 approving the expansion and the incremental rates to be charged to Pipeline's expansion customers. Pipeline started construction in October 2002 with completion targeted for October 1, 2003. Pipeline filed an application with the FERC in January 2003 to amend the certificate to reflect minor facility scope and schedule changes. The estimated cost of the expansion project is approximately $198 million. The Evergreen Expansion customers have agreed to pay for the cost of service of this expansion on an incremental basis. This expansion is based on 15 and 25-year contracts and is expected to provide approximately $42 million of operating revenues in its first 12 months of operation.

         Pipeline's October 3, 2001 application with respect to the Evergreen Expansion Project, which was approved by the FERC on June 27, 2002, also requested approvals to construct and operate an expansion of its pipeline system designed to replace 56,000 Dth per day of northflow design displacement capacity from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project includes upgrading, replacing or modifying five existing compressor stations and adding a net total of 23,900 horsepower of compression. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of approximately 84 percent of the expansion costs into the existing rates with the remainder to be allocated to the incremental Evergreen Expansion customers. Pipeline's January 2003 application to amend the certificate also reflected minor facility scope changes for the Columbia Gorge

Expansion Project. Pipeline plans to start construction by May 2003, with a targeted in-service date of November 1, 2003. The estimated cost of the expansion project is approximately $43 million.

         On November 1, 2002, Pipeline placed in service the Grays Harbor Lateral project. This lateral pipeline is designed to provide 161,500 Dth per day of firm transportation capacity to serve a new power generation plant in the state of Washington. The Grays Harbor Lateral project was requested by one of Pipeline's customers and included installation of 49 miles of 20-inch pipeline, the addition of 4,700 horsepower at an existing compressor station, and a new meter station. The cost of the lateral project is estimated to be approximately $92 million. The customer has suspended construction of the contemplated new power generation plant, but that does not affect its obligation to pay for the cost of service of the lateral pipeline on an incremental rate basis. The Grays Harbor Lateral project is based on a 30-year contract and is expected to generate approximately $22 million of operating revenues in its first twelve months of operation.

                              OPERATING STATISTICS

         The following table summarizes volumes and capacity for the periods indicated:


                                                               Year Ended December 31,
                                                             2002       2001       2000
                                                           --------   --------   --------

Total throughput (TBtu) ................................        729        734        752

Average Daily Transportation Volumes (TBtu) ............        2.0        2.0        2.1
Average Daily Firm Reserved Capacity (TBtu) ............        2.9        2.7        2.7


                                   REGULATION

         Pipeline is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("Natural Gas Act") and under the Natural Gas Policy Act of 1978 ("NGPA"), and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of its jurisdictional facilities, and its accounting, among other things, are subject to regulation. Pipeline holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA.

         Pipeline is subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

OTHER REGULATORY MATTERS

         GENERAL RATE CASE (DOCKET NO. RP93-5) On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and
(c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This resulted in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. Some of Pipeline's customers sought judicial review concerning the FERC's orders with respect to return on equity issues. On July 13, 2001, the D.C. Circuit issued its decision affirming the FERC's earlier rulings on various rate base, accounting, and risk issues, but remanding the case to the FERC to allow the FERC to set forth more clearly its rationale for allowing Pipeline to utilize the median result of the DCF proxy group analysis. On June 12, 2002, the FERC issued an Order on Remand reaffirming its decision to utilize the median of the proxy companies in setting Pipeline's return on equity. No requests for rehearing were filed in response to the June 12, 2002 order. This decision effectively brought the 1993 Rate Case to its conclusion.

         GENERAL RATE CASE (DOCKET NO. RP95-409) On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). During the first quarter of 1998, the Administrative Law Judge ("ALJ") issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55 percent equity and 45 percent debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. On July 11, 2001, the FERC issued an Order accepting Pipeline's compliance filings, subject to Pipeline making some minor rate related changes relating to billing determinants and cost of service recovery for facilities subject to reimbursement agreements. On August 31, 2001, Pipeline made refunds to customers totaling $43.1 million, including interest. Some shippers filed petitions for review concerning return on equity issues. On October 25, 2002, the United States Court of Appeals for the D. C. Circuit affirmed the FERC's decision in its treatment of return on equity issues. This decision effectively brought the 1995 Rate Case to its conclusion.

         NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM01-10-000) On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking ("NOPR") proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposed to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Pipeline and its gas marketing affiliates. The FERC's staff analysis of the proposed rulemaking proposed redefining energy affiliates to exclude affiliated transmission providers. If the proposed rules are adopted as proposed, these new standards would require new compliance measures by Pipeline.

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

         NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

ENVIRONMENTAL MATTERS

         Pipeline is subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its business. Management believes that Pipeline is in substantial compliance with existing environmental requirements. Pipeline believes that, with respect to any capital expenditures required to meet applicable standards and regulations, the FERC would grant the requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon Pipeline's earnings or financial position.

SAFETY MATTERS

         In January 2003, the U. S. Department of Transportation Office of Pipeline Safety issued a Notice of Proposed Rulemaking entitled "Pipeline Integrity Management in High Consequence Areas". The proposed rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002. It would require gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. The final rule is expected to be issued in late 2003. Pipeline at this time cannot predict the exact costs that would be required under the proposed rule. These costs of the baseline assessment are anticipated to be incurred over the next ten years. Pipeline considers the costs associated with compliance with the proposed rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.


                              OWNERSHIP OF PROPERTY

         Pipeline's system is owned in fee simple. However, a substantial portion of Pipeline's system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The compressor stations of Pipeline, with associated facilities, are located in whole or in part upon lands owned by Pipeline and upon sites held under leases or permits issued or approved by public authorities. The LNG facility is located on lands owned in fee simple by Pipeline. Various credit arrangements restrict the sale or disposal of a major portion of its pipeline system.

                               EMPLOYEE RELATIONS

         At December 31, 2002, Pipeline employed 376 persons, none of whom are represented under collective bargaining agreements. No strike or work stoppage in any of Pipeline's operations has occurred in the past and relations with employees are good.

                           FORWARD LOOKING STATEMENTS

         Certain matters discussed in this annual report, excluding historical information, include forward-looking statements --statements that discuss Pipeline's expected future results based on current and pending business operations. Pipeline makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements can be identified by words such as "anticipates," "believes," "could," "continues," "estimates," "expects," "forecasts," "might," "planned," "potential," "projects," "scheduled" or similar expressions. Although Pipeline believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

         Events in 2002 significantly impacted the risk environment businesses face and raised a level of uncertainty in the capital markets. Beliefs and assumptions as to what constitutes appropriate levels of capitalization and fundamental value have changed abruptly. The financial collapse of the energy industry combined with the meltdown of the telecommunications industry are both new realities that have had and will likely continue to have specific impacts on all companies, including Pipeline.

RISK FACTORS

         You should carefully consider the following risk factors in addition to the other information in this annual report. Each of these factors could adversely affect Pipeline's business, operating results, and financial condition as well as adversely affect the value of an investment in Pipeline's securities.

         WILLIAMS' STRATEGY TO STRENGTHEN ITS BALANCE SHEET AND IMPROVE LIQUIDITY DEPENDS ON WILLIAMS' ABILITY TO DIVEST SUCCESSFULLY CERTAIN ASSETS.

         On February 20, 2003, Williams announced its intention to sell an additional $2.25 billion in assets, properties and investments. At December 31, 2002, Williams had debt obligations of $3.8 billion that will mature between now and March 2004. Because Williams' cash flow from operations will be insufficient alone to repay all such debt and Williams' access to capital markets is limited, in part as a result of the loss of its investment grade ratings, Williams will depend on its sales of assets to generate sufficient net cash proceeds to enable the payment of maturing obligations.

         Williams' secured credit facilities limit its ability to sell certain assets and require generally that one-half of all net proceeds from asset sales be applied (a) to repayment of certain long-term debt, (b) to cash collateralization of designated letters of credit, and (c) to reduction of the lender commitments under the secured facilities. The timing of and the net cash proceeds realized from such sales are dependent on locating and successfully negotiating sales with prospective buyers, regulatory approvals, industry conditions, and lender consents. If the realized cash proceeds are insufficient or are materially delayed, Williams might not have sufficient funds on hand to pay maturing indebtedness, including advances from Pipeline which are payable upon demand, or to implement its strategy.

         BECAUSE PIPELINE NO LONGER MAINTAINS INVESTMENT GRADE CREDIT RATINGS, COUNTERPARTIES MIGHT REQUIRE IT TO PROVIDE INCREASING AMOUNTS OF CREDIT SUPPORT, WHICH WOULD RAISE THE COST OF DOING BUSINESS.

         Pipeline's transactions will require greater credit assurances, both to be given from, and received by, it to satisfy credit support requirements. Additionally, certain market disruptions or a further downgrade of Pipeline's credit rating might further increase its cost of borrowing or further impair its ability to access one or any of the capital markets. Such disruptions could include:

         o     further economic downturns;

         o     capital market conditions generally;

         o     market prices for electricity and natural gas;

         o terrorist attacks or threatened attacks on Pipeline's facilities or those of other energy companies; or

         o the overall health of the energy industry, including the bankruptcy of energy companies.

RISKS RELATED TO THE REGULATION OF PIPELINE'S BUSINESS

         PIPELINE'S TRANSMISSION AND STORAGE OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATIONS AND RATE PROCEEDINGS THAT COULD HAVE AN ADVERSE IMPACT ON ITS ABILITY TO RECOVER THE COSTS OF OPERATING ITS PIPELINE FACILITIES.

         Pipeline's transmission and storage operations are subject to the FERC's rules and regulations in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC's regulatory authority extends to:

         o transportation and sale for resale of natural gas in interstate commerce;

         o     rates and charges;

         o     construction;

         o     acquisition, extension or abandonment of services or facilities;

         o     accounts and records;

         o     depreciation and amortization policies; and

         o     operating terms and conditions of service.

         The FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that has led to increased competition throughout the industry. In a number of key markets, interstate pipelines are facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on economic and other considerations. Pipeline's ability to compete in the natural gas pipeline industry is impacted by its ability to offer competitively priced services.

         In 2000, the FERC issued Order No. 637, which sets forth revisions to its policies governing the regulation of interstate natural gas pipelines that it finds necessary to adjust its current regulatory model to the needs of evolving markets. The FERC, however, determined that any fundamental changes to its regulatory policy will be considered after further study and evaluation of the evolving marketplace. Order No. 637 revised the FERC's pricing policy to waive through September 30, 2002, the maximum price ceilings for short-term releases of capacity of less than one year and to permit pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates. Certain parties requested rehearing of Order No. 637 and eventually appealed certain issues to the District of Columbia Circuit Court of Appeals. The D.C. Circuit remanded as to certain issues, and on October 31, 2002, the FERC issued its order on remand. Rehearing requests for that order are now pending with the FERC. Given the extent of the FERC's regulatory power, Pipeline cannot give any assurance regarding the likely regulations under which it will operate its natural gas transmission and storage business in the future or the effect of regulation on its financial position and results of operations.

         The FERC has proposed to broaden its regulations that restrict relations between jurisdictional natural gas companies, or "jurisdictional companies," and marketing affiliates. In addition, the proposed rules would limit communications between jurisdictional companies and all other companies engaged in energy activities. The rulemaking is pending at the FERC and the precise scope and effect of the rule is unclear. If adopted as proposed, the rule could affect the way Pipeline manages its gas transmission activities.

RISKS RELATED TO ENVIRONMENTAL MATTERS

         PIPELINE COULD INCUR MATERIAL LOSSES IF IT IS HELD LIABLE FOR THE ENVIRONMENTAL CONDITION OF ANY OF ITS ASSETS.

         Pipeline is generally responsible for all on-site liabilities associated with the environmental condition of its facilities and assets, which it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In addition, in connection with certain acquisitions and sales of assets, Pipeline might obtain, or be required to provide, indemnification against certain environmental liabilities. If Pipeline incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations to Pipeline, it could suffer material losses.

         ENVIRONMENTAL REGULATION AND LIABILITY - PIPELINE'S BUSINESS WILL BE SUBJECT TO ENVIRONMENTAL LEGISLATION IN ALL JURISDICTIONS IN WHICH IT OPERATES, AND ANY CHANGES IN SUCH LEGISLATION COULD NEGATIVELY AFFECT ITS RESULTS OF OPERATIONS.

         Pipeline's operations are subject to extensive environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Such environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. Environmental legislation also requires that Pipeline's facilities, sites and other properties associated with its operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Existing environmental regulations could also be revised or reinterpreted, new laws and regulations could be adopted or become applicable to Pipeline or its facilities, and future changes in environmental laws and regulations could occur. The federal government and several states recently have proposed increased environmental regulation of many industrial activities, including increased regulation of air quality, water quality and solid waste management.

         Compliance with environmental legislation could require significant expenditures, including expenditures for compliance with the Clean Air Act and similar legislation, for clean up costs and damages arising out of contaminated properties, and for failure to comply with environmental legislation and regulations which might result in the imposition of fines and penalties. The steps Pipeline takes to bring certain of its facilities into compliance could be prohibitively expensive, and it might be required to shut down or alter the operation of those facilities, which might cause it to incur losses.

         Further, Pipeline's regulatory rate structure and its contracts with clients might not necessarily allow it to recover capital costs incurred to comply with new environmental regulations. Also, Pipeline might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects. If there is a delay in obtaining any required environmental regulatory approvals or if Pipeline fails to obtain and comply with them, the operation of its facilities could be prevented or become subject to additional costs. Should Pipeline fail to comply with all applicable environmental laws, it might be subject to penalties and fines imposed by regulatory authorities. Although Pipeline does not expect that the costs of complying with current environmental legislation will have a material adverse effect on its financial condition or results of operations, no assurance can be made that the costs of complying with environmental legislation in the future will not have such an effect.

RISKS RELATING TO ACCOUNTING POLICIES

         POTENTIAL CHANGES IN ACCOUNTING POLICIES FOR THE ENERGY INDUSTRY MIGHT CAUSE PIPELINE TO REVISE ITS FINANCIAL ACCOUNTING AND/OR DISCLOSURE IN THE FUTURE, WHICH MIGHT CHANGE THE WAY ANALYSTS MEASURE ITS BUSINESS OR FINANCIAL PERFORMANCE.

         Recently discovered accounting irregularities in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies' relationships with their independent auditors and retirement plan practices. Because it is still unclear what laws or regulations will develop, Pipeline cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in its operations specifically. In addition, the Financial Accounting Standards Board ("FASB"), the FERC or the SEC could enact new accounting standards that might impact how Pipeline is required to record revenues, expenses, assets and liabilities.

RISKS RELATING TO PIPELINE'S INDUSTRY

         THE LONG-TERM FINANCIAL CONDITION OF PIPELINE'S GAS TRANSMISSION BUSINESS IS DEPENDENT ON THE CONTINUED AVAILABILITY OF NATURAL GAS RESERVES.

         The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to Pipeline's system. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies.

         GAS TRANSMISSION ACTIVITIES INVOLVE NUMEROUS RISKS THAT MIGHT RESULT IN ACCIDENTS AND OTHER OPERATING RISKS AND COSTS.

         There are inherent in Pipeline's gas transmission properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of its operations and substantial losses. In accordance with customary industry practice, Pipeline maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on Pipeline's financial position and results of operations. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

OTHER RISKS

         RECENT TERRORIST ACTIVITIES AND THE POTENTIAL FOR MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT PIPELINE'S BUSINESS.

         The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for natural gas, which could affect the market for Pipeline's gas transmission operations. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities. While Pipeline is taking steps that it believes are appropriate to increase the security of its energy assets, there is no assurance that Pipeline can completely secure its assets or to completely protect them against a terrorist attack. These developments have subjected Pipeline's operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on Pipeline's business. In particular, Pipeline might experience increased capital or operating costs to implement increased security for its energy assets.

         The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks that Pipeline and its competitors typically insure against might decrease. In addition, the insurance that Pipeline is able to obtain might have higher deductibles, higher premiums and more restrictive policy terms.


ITEM 2.  PROPERTIES

         See "Item 1. Business."


ITEM 3.  LEGAL PROCEEDINGS

         Other than as described in Note 2 of the Notes to Financial Statements and above under Items 1 and 2 - Business and Properties, there are no material pending legal proceedings. Pipeline is subject to ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Pipeline is wholly-owned by WGP, a wholly-owned subsidiary of Williams; therefore, Pipeline's common stock is not publicly traded.

         No cash dividends were paid on common stock by Pipeline in 2002. In 2001, Pipeline paid cash dividends on common stock of $20 million.

ITEM 6.  SELECTED FINANCIAL DATA

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, this information is omitted.


ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS


                                     GENERAL


         The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements and notes thereto included within Item 8.


CRITICAL ACCOUNTING POLICIES


REGULATORY ACCOUNTING

         Pipeline is regulated by the Federal Energy Regulatory Commission ("FERC"). Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Pipeline follows the accounting prescribed by SFAS No. 71 and the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.


REVENUE SUBJECT TO REFUND

         FERC regulations promulgate policies and procedures, which govern a process to establish the rates that Pipeline is permitted to charge customers for natural gas services, including the transportation and storage of natural gas. Key determinants in the ratemaking process are (i) volume throughput assumptions, (ii) costs of providing service, including depreciation expense and
(iii) allowed rate of return, including the equity component of a pipeline's capital structure and related income taxes.

         As a result of the ratemaking process, certain revenues collected by Pipeline may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. Pipeline records estimates of rate refund liabilities considering Pipeline and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. At December 31, 2002, Pipeline has no pending regulatory proceedings and no potential rate refunds.

CONTINGENT LIABILITIES

         Pipeline establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

IMPAIRMENT OF LONG-LIVED ASSETS

         Pipeline evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management's estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

         Judgments and assumptions are inherent in management's estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

WILLIAMS' RECENT EVENTS

         In 2002, Williams faced many challenges including credit and liquidity constraints following the deterioration of its sector of the energy industry in the wake of the Enron collapse and the assumption of payment obligations and performance on guarantees associated with its former telecommunications subsidiary, Williams Communications Group, Inc.(WCG). With the deterioration of the energy industry, the credit rating agencies' requirements for investment grade companies became more stringent. Williams' credit rating was lowered below an investment grade rating in the middle of 2002. During 2002 and more recently, Williams has sold a significant amount of assets and/or businesses and outlined plans to sell more assets to satisfy maturing debt obligations and strengthen its short-term liquidity position. In regards to the short-term, Williams, at December 31, 2002, has maturing notes payable and long-term debt totaling approximately $3.8 billion (which includes certain contractual fees and deferred interest associated with an underlying debt) through the first quarter of 2004.

         During December 2001 and the first quarter of 2002, Williams announced plans to strengthen its balance sheet and support retention of its investment grade ratings. The plans included reducing capital expenditures during the balance of 2002, future sales of assets to generate proceeds to be used to reduce outstanding debt and the lowering of expenses, in part through an enhanced-benefit early retirement program which concluded during the second quarter. Toward these plans and in satisfaction of continued liquidity demands, Williams completed debt issuances and sold one of its regulated interstate pipelines.

         During the second quarter, Williams experienced liquidity constraints, the effect of which limited Williams Energy Marketing & Trading's (WEM&T) ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings remained investment grade for the balance of the quarter.

         Williams experienced a substantial net loss for the second quarter of 2002 resulting primarily from a segment loss incurred by its energy marketing and trading segment. In July 2002, the major rating agencies downgraded Williams' unsecured long-term debt credit ratings to below investment grade, reflecting the uncertainty associated with Williams' energy trading business, short-term cash requirements facing Williams and the increased level of debt Williams had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility which expired on July 24, 2002. Subsequently, Williams obtained two secured facilities totaling $1.3 billion and amended its existing credit agreement, which expires in July 2005, to make it secured. These facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained. If such provisions of these agreements are not adhered to, then Williams' lenders can declare all amounts outstanding to be immediately due and payable. In addition, the Williams board of directors reduced the Williams common stock dividend for the third quarter from the prior level of 20 cents per share to 1 cent per share. Williams also sold assets during 2002 and is pursuing the sale of other assets to enhance liquidity.

         As part of the effort to reduce future operating expenses, certain employee positions are being eliminated through organizational changes. In the second quarter of 2002, Pipeline accrued $3.9 million of pension benefits expense associated with an enhanced-benefit early retirement option offered to certain Williams employee groups. In the third and fourth quarters, Pipeline accrued $0.5 million of severance costs applicable to employees whose positions have been eliminated.

         On February 20, 2003, Williams outlined its planned business strategy for the next several years and believes it to be a comprehensive response to the events, which have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural-gas businesses and bolstering Williams' liquidity through more asset sales, limited levels of financing at the subsidiary level and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003, including approximately $2.25 billion in newly announced offerings combined with those assets already under contract or in negotiations for sale. The specific assets and the timing of such sales are dependent on various factors, including negotiations with prospective buyers, regulatory approvals, industry conditions, lender consents to sales of collateral and the short-and long-term liquidity requirements of Williams.

         The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced WEM&T's ability to attract new business. Williams has announced its intention to further reduce its commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. WEM&T, as well as several unaffiliated energy trading companies, are Pipeline customers. Pipeline cannot predict at this time to what extent business may be impacted by the deteriorating conditions in the energy trading sector, however, generally such companies have continued to perform their contractual commitments to Pipeline.

         At December 31, 2002, Williams has maturing notes payable and long-term debt totaling approximately $3.8 billion (which includes certain contractual fees and deferred interest associated with an underlying debt) through the first quarter of 2004. Williams has indicated that available liquidity to meet these requirements and fund a reduced level of capital expenditures will be dependent on several factors, including the cash flows of retained businesses, the amount of proceeds raised from the sale of assets and the price of natural gas. Future cash flows from operations may also be affected by the timing and nature of the sale of assets. Because of recent asset sales, anticipated asset sales and available secured credit facilities, Williams has indicated that it currently believes that it has the financial resources and liquidity to meet future cash requirements through the first quarter of 2004. In the event that Williams' financial condition does not improve or becomes worse, or if it fails to complete assets sales and reduce its commitment to its energy marketing and risk management business, Williams may have to consider other options including the possibility of seeking protection in a bankruptcy proceeding.

                              RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

         This analysis discusses financial results of Pipeline's operations for the years 2000 through 2002. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

2002 COMPARED TO 2001

         Operating revenues increased $12.4 million, or 4 percent, due primarily to facility charge revenues of $3.6 million from incremental projects put into service during 2002, new reservation charges of approximately $1.5 million and higher short term firm transportation revenues of $6.4 million, partially offset by a $1.6 million decrease in tracked fuel costs and Gas Research Institute charges billed to customers.

         Pipeline's transportation service accounted for 91 percent and 93 percent of operating revenues for the years ended December 31, 2002 and 2001, respectively. Additionally, 3 percent of operating revenues represented gas storage service in each of the years ended December 31, 2002 and 2001. Other revenues related to Pipeline's transportation services represented 3 percent and 2 percent of operating revenues for the years ended December 31, 2002 and 2001, respectively.

         Operating expenses increased $3.2 million, or 2 percent, due primarily to a $6.6 million increase in retirement plan expenses, including $3.9 million related to an enhanced-benefit early retirement option offered to certain Williams employee groups, higher allocated general and administrative costs from Williams resulting from the consolidation of several Pipeline administrative functions into Williams, and a $1.1 million charge for an abandoned project. These increases were partially offset by the decrease in tracked fuel costs and Gas Research Institute charges collectible from customers, a $1.2 million reduction in employee benefit costs and $3.8 million lower labor and other employee related costs resulting primarily from recent staff reductions in connection with the early retirement option and organizational changes across Williams. The increased level of capital spending compared to 2001, which has resulted in a greater percentage of employee labor and expenses being dedicated to capital projects, including the expansion projects discussed below, has also contributed to the decrease in operating expenses during 2002.

         Operating income increased $9.2 million, or 7 percent, due to the higher revenues discussed above, partially offset by the higher operating expenses.

         Other income (net) increased $8.1 million primarily due to reduced charitable contribution commitments reflecting Pipeline's desire to reduce non-income producing related expenses.

         Other interest charges decreased $2.6 million resulting from the RP95-409 rate case settlement refund paid to customers in August 2001.

         Allowance for borrowed funds used during construction increased $2.2 million as a result of the increase in expenditures for capital projects, including expansion projects.

2001 COMPARED TO 2000

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

         Other income decreased $8.4 million primarily resulting from the recognition in 2000 of $7.0 million of interest on the 1993 rate case surcharge revenues discussed above in operating revenues and higher charitable contributions in 2001.

         Other interest expense decreased $1.0 million due primarily to the payment of the 1995 rate case refund in August of 2001.

EFFECT OF INFLATION

         Pipeline generally has experienced increased costs in recent years due to the effect of inflation on the cost of labor, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies cost can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of Pipeline's property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, Pipeline believes it will be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. Cost-based regulation along with competition and other market factors limit Pipeline's ability to price services or products to ensure recovery of inflation's effect on costs.


                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

         Pipeline funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP, by borrowings under the Credit Agreement and, if required, by advances from WGP. Historically, Pipeline also funded its capital requirements through a sale of receivables program. In July 2002, Pipeline's sale of receivables program expired and was not renewed.

         Pipeline has an effective registration statement on file with the Securities and Exchange Commission. At December 31, 2002, approximately $150 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. With the downgrade in Pipeline's credit ratings (discussed below), interest rates on future financings will be higher, but Pipeline believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

         On March 4, 2003, Pipeline sold $175 million of senior notes due 2010 to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. Pipeline intends to use the proceeds for general corporate purposes, including the funding of capital expenditures.

         Williams and certain of its subsidiaries, including Pipeline, are parties to a $700 million credit agreement ("Credit Agreement"), under which Pipeline can borrow up to $400 million to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate ("LIBOR"). The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As Williams completes certain asset sales, the commitments from participating banks in the Credit Agreement will be reduced to $400 million, and with further asset sales could be reduced below that amount, but Pipeline will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At December 31, 2002, the commitment from participating banks had been reduced to $463 million, the borrowing capacity available to Pipeline was $400 million, and Pipeline had no outstanding borrowings under this agreement. Pipeline's assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

         As a participant in Williams' cash management program, Pipeline makes advances to and receives advances from Williams through Pipeline's parent company, WGP. At December 31, 2002, the advances due Pipeline by WGP totaled $17.3 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on Pipeline's current credit ratings as determined by Moody's Investors Service and Standard and Poor's. Due to recent asset sales, anticipated asset sales in the future and recently negotiated secured borrowing facilities, Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by Pipeline.

         In the event that Williams' financial condition does not improve or becomes worse, or if it fails to realize sufficient proceeds from the remaining planned asset sales, it may have to consider other options including the possibility of seeking protection in a bankruptcy proceeding. Pipeline cannot predict with certainty what impact such action, if it were to occur, would have on it. Under the equitable doctrine of substantive consolidation, a bankruptcy court may consolidate and pool the assets and liabilities of a subsidiary with those of its parent. Pipeline cannot provide assurance that Williams, WGP or their creditors would not attempt to advance substantive consolidation claims in the event of a Williams bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to allow the substantive consolidation of Pipeline's assets and liabilities in the context of a bankruptcy filing, Pipeline's financial condition, operations and ability to meet its obligations would be materially adversely affected.

NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

         Through July 2002, Pipeline, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special-purpose entity ("SPE") in a securitization structure requiring annual renewal. Pipeline acted as the servicing agent for the sold receivables. The sale of receivables program expired on July 25, 2002, and on July 26, 2002, Pipeline completed the repurchase of $15 million of trade accounts receivable previously sold. For 2002, cash inflows from the SPE were approximately $112 million. The sales of these receivables resulted in a net charge to results of operations of approximately $0.2 million and $0.7 million in 2002 and 2001, respectively.

CREDIT RATINGS

         Pipeline has no guarantees of off-balance sheet debt to third parties and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams' or Pipeline's credit ratings given by Moody's Investor's Service, Standard and Poor's and Fitch Ratings (rating agencies).

         During 2002, the rating agencies reduced Pipeline's credit ratings on its senior unsecured long-term debt, as follows:


         Moody's Investor's Service...................................Baa1 to B3
         Standard and Poor's..........................................BBB+ to B+
         Fitch Ratings................................................BBB+ to BB-

         Currently, Moody's Investor's Service and Standard and Poor's have Pipeline's credit ratings on "negative outlook" and "negative watch", respectively. The rating agencies have reduced Pipeline's credit ratings due to concerns about the sufficiency of Williams' operating cash flow in relation to its debt as well as the adequacy of Williams' liquidity. The ratings remain under review pending the execution of Williams' plan to strengthen its financial position. With the reduced credit ratings, Pipeline expects interest rates on future financings will be higher than they otherwise would have been.

CAPITAL EXPENDITURES

         Pipeline's expenditures for property, plant and equipment additions were $181.8 million, $94.9 million and $47.9 million for 2002, 2001 and 2000, respectively. Pipeline anticipates 2003 capital expenditures will total approximately $330 million, of which approximately $63 million will be for maintenance capital expenditures and other non-expansion related items.

EXPANSION PROJECTS

ROCKIES EXPANSION PROJECT On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 175,000 dekatherms ("Dth") per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project includes the installation of 91 miles of pipeline loop and the upgrading or modification of six compressor stations for a total increase of 26,057 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. The FERC issued a certificate in September 2002 approving the project. Pipeline filed an application with the FERC in February 2003 to amend the certificate to reflect minor facility scope changes. Construction is scheduled to start by May 2003, with a targeted in-service date of November 1, 2003. The current estimated cost of the expansion project is approximately $140 million, of which approximately $16 million may be offset by settlement funds anticipated to be received from a former customer in connection with a contract restructuring.

EVERGREEN EXPANSION PROJECT On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide 276,625 Dth per day of firm transportation service from Sumas, Washington to Chehalis, Washington to serve new power generation demand in western Washington. The Evergreen Expansion Project includes installing 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 64,160 horsepower of compression. The FERC issued a certificate on June 27, 2002 approving the expansion and the incremental rates to be charged to our expansion customers. Pipeline started construction in October 2002 with completion targeted for October 1, 2003. Pipeline filed an application with the FERC in January 2003 to amend the certificate to reflect minor facility scope and schedule changes. The estimated cost of the expansion project is approximately $198 million. The Evergreen Expansion customers have agreed to pay for the cost of service of this expansion on an incremental basis. This expansion is based on 15 and 25 year contracts and is expected to provide approximately $42 million of operating revenues in its first 12 months of operation.

COLUMBIA GORGE EXPANSION PROJECT Pipeline's October 3, 2001 application with respect to the Evergreen Expansion Project, which was approved by the FERC on June 27, 2002, also requested approvals to construct and operate an expansion of its pipeline system designed to replace 56,000 Dth per day of northflow design displacement capacity from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project includes upgrading, replacing or modifying five existing compressor stations and adding a net total of 23,900 horsepower of compression. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of 84 percent of the expansion costs into the existing rates with the remainder to be allocated to the incremental Evergreen Expansion customers. Pipeline's January 2003 application to amend the certificate also reflected minor facility scope changes for the Columbia Gorge Expansion Project. Pipeline plans to start construction by May 2003, with a targeted in-service date of November 1, 2003. The estimated cost of the expansion project is approximately $43 million.

GRAYS HARBOR LATERAL PROJECT On November 1, 2002, Pipeline placed in service the Grays Harbor Lateral project. This lateral pipeline is designed to provide 161,500 Dth per day of firm transportation capacity to serve a new power generation plant in the state of Washington. The Grays Harbor Lateral project was requested by one of Pipeline's customers and included installation of 49 miles of 20-inch pipeline, the addition of 4,700 horsepower at an existing compressor station, and a new meter station. The cost of the lateral project is estimated to be approximately $92 million. The customer has suspended construction of the contemplated new power generation plant but that does not affect its obligation to pay for the cost of service of the lateral pipeline on an incremental rate basis. The Grays Harbor Lateral project is based on a 30-year contract and is expected to generate approximately $22 million of operating revenues in its first twelve months of operation.

OTHER

CONTRACTUAL OBLIGATIONS

         The table below summarizes some of the more significant contractual obligations and commitments by period (in millions of dollars).


                                                                           Total
                                  Long-Term   Operating     Capital     Contractual
Period                              Debt        Leases    Commitments   Obligations
-------                          ----------   ----------  -----------   -----------

2003                             $      7.5   $      4.4   $    324.6   $    336.5
2004                                    7.5          6.0         30.2         43.7
2005                                    7.5          7.0           --         14.5
2006                                    7.5          6.0           --         13.5
2007                                  252.9          6.1           --        259.0
After 2007                             85.0         12.1           --         97.1
                                 ----------   ----------   ----------   ----------
Total                            $    367.9   $     41.6   $    354.8   $    764.3
                                 ==========   ==========   ==========   ==========


REGULATORY AND LEGAL PROCEEDINGS

         Reference is made to Note 2 of the Notes to Financial Statements for information about regulatory, judicial and business developments, which cause operating and financial uncertainties.

CONCLUSION

         Although no assurances can be given, Pipeline currently believes that the aggregate of cash flows from operating activities, the issuance of $175 million of senior notes in the first quarter of 2003, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide Pipeline with sufficient liquidity to meet its capital requirements. When necessary, Pipeline also expects to access public and private markets on terms commensurate with its current credit ratings to finance its capital requirements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         Pipeline's interest rate risk exposure is limited to its long-term debt. All interest rates on long-term debt are fixed in nature.

         The following table provides information as of December 31, 2002, about Pipeline's long-term debt, including current maturities. The table presents principle cash flows (at face value) and weighted average interest rates by expected maturity dates.


                                December 31, 2002
                              (Millions of Dollars)


                                  2003      2004      2005      2006      2007     Thereafter      Total      Fair Value
                                 ------    ------    ------    ------    ------    ----------    ----------   ----------

Long-term debt, including
current portion:
     Fixed rate                  $  7.5    $  7.5    $  7.5    $  7.5    $252.9    $     85.0    $    367.9   $    328.2
     Interest rate                  6.9%      6.9%      6.8%      6.8%      6.8%          7.1%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----

     Report of independent auditors.........................................................       20

     Statement of income for the years ended
           December 31, 2002, 2001 and 2000.................................................       21

     Balance sheet at December 31, 2002 and 2001............................................       22

     Statement of cash flows for the years ended
           December 31, 2002, 2001 and 2000.................................................       24

     Statement of common stockholder's equity for the years ended
           December 31, 2002, 2001 and 2000.................................................       25

     Notes to financial statements..........................................................       26

         All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Northwest Pipeline Corporation


         We have audited the accompanying balance sheet of Northwest Pipeline Corporation as of December 31, 2002 and 2001, and the related statements of income, cash flows, and common stockholder's equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.





                                        /s/ ERNST & YOUNG LLP

Houston, Texas
February 21, 2003

                         NORTHWEST PIPELINE CORPORATION

                               STATEMENT OF INCOME

                             (Thousands of Dollars)



                                                       Years Ended December 31,
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------
OPERATING REVENUES .....................   $    297,591    $    285,171    $    296,361
                                           ------------    ------------    ------------
OPERATING EXPENSES:
   General and administrative ..........         49,338          40,657          39,912
   Operation and maintenance ...........         32,279          37,000          36,666
   Depreciation ........................         58,988          58,654          56,558
   Taxes, other than income taxes ......         12,352          13,441          13,363
                                           ------------    ------------    ------------
                                                152,957         149,752         146,499
                                           ------------    ------------    ------------
      Operating income .................        144,634         135,419         149,862
                                           ------------    ------------    ------------
OTHER INCOME - net .....................         10,374           2,278          10,656
                                           ------------    ------------    ------------
INTEREST CHARGES:
   Interest on long-term debt ..........         25,577          25,670          25,914
   Other interest ......................          2,688           5,302           6,273
   Allowance for borrowed funds used
      during construction ..............         (2,638)           (448)           (273)
                                           ------------    ------------    ------------
                                                 25,627          30,524          31,914
                                           ------------    ------------    ------------

INCOME BEFORE INCOME TAXES .............        129,381         107,173         128,604

PROVISION FOR INCOME TAXES .............         48,750          40,132          48,862
                                           ------------    ------------    ------------
NET INCOME .............................   $     80,631    $     67,041    $     79,742
                                           ============    ============    ============
CASH DIVIDENDS ON COMMON STOCK .........   $         --    $     20,000    $     80,000
                                           ============    ============    ============





See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                  BALANCE SHEET

                             (Thousands of Dollars)




                                                                             December 31,
                                                                     ---------------------------
                                                                         2002           2001
                                                                     ------------   ------------
    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ....................................   $        207   $        443
    Advances to affiliates .......................................         17,282         72,073
    Accounts receivable -
       Trade, less reserves of $486 for 2002 and $138 for 2001 ...         30,031         12,497
       Affiliated companies ......................................            775          5,407
    Materials and supplies .......................................         10,510         11,009
    Exchange gas due from others .................................          1,995          2,236
    Deferred income taxes ........................................          2,768          3,810
    Excess system gas ............................................         14,016         13,000
     Prepayments and other .......................................          1,334          1,697
                                                                     ------------   ------------

         Total current assets ....................................         78,918        122,172
                                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost ...........................      1,937,096      1,775,222
    Less - Accumulated depreciation ..............................        842,355        807,579
                                                                     ------------   ------------

         Total property, plant and equipment .....................      1,094,741        967,643
                                                                     ------------   ------------

OTHER ASSETS:
    Deferred charges .............................................         49,190         53,929
                                                                     ------------   ------------

         Total assets ............................................   $  1,222,849   $  1,143,744
                                                                     ============   ============








See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                                  BALANCE SHEET

                             (Thousands of Dollars)



                                                                          December 31,
                                                               ----------------------------------
                                                                    2002               2001
                                                               ---------------    ---------------

     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable -
       Trade ...............................................   $        20,502    $        15,624
       Affiliated companies ................................             7,547             30,396
    Accrued liabilities -
       Income taxes due to affiliate .......................            12,138              9,094
       Taxes, other than income taxes ......................             2,932              2,509
       Interest ............................................             3,117              3,123
       Employee costs ......................................             8,075              8,549
       Exchange gas due to others ..........................            16,010             15,236
       Other ...............................................               877                933
     Current maturities of long-term debt ..................             7,500                 --
                                                               ---------------    ---------------

         Total current liabilities .........................            78,698             85,464
                                                               ---------------    ---------------
LONG-TERM DEBT, LESS CURRENT MATURITIES ....................           360,023            367,503

DEFERRED INCOME TAXES ......................................           164,818            153,801

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES ..........            25,471             20,554

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER'S EQUITY:
     Common stock, par value $1 per share; authorized
       and outstanding, 1,000 shares .......................                 1                  1
     Additional paid-in capital ............................           262,844            262,844
     Retained earnings .....................................           334,208            253,577
     Accumulated other comprehensive loss ..................            (3,214)                --
                                                               ---------------    ---------------

         Total common stockholder's equity .................           593,839            516,422
                                                               ---------------    ---------------
         Total liabilities and stockholder's equity ........   $     1,222,849    $     1,143,744
                                                               ===============    ===============













See accompanying notes.

                                       NORTHWEST PIPELINE CORPORATION

                                                 STATEMENT OF CASH FLOWS
                                              (Thousands of Dollars)



                                                                            Years Ended December 31,
                                                                 ---------------------------------------------
                                                                     2002           2001             2000
                                                                 ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net Income ................................................   $     80,631    $     67,041    $     79,742
   Adjustments to reconcile to net cash provided by
     operating activities -
      Depreciation ...........................................         58,988          58,654          56,558
      Provision for deferred income taxes ....................         15,956           3,163          23,050
      Amortization of deferred charges and credits ...........            139           1,871           1,111
      Allowance for equity funds used during construction ....         (5,496)           (826)           (496)
      Reserve for doubtful accounts ..........................            348             138              --
      Changes in:
         Accounts receivable and exchange gas due from
           others ............................................        (12,639)         23,469         (17,635)
         Materials and supplies ..............................            499            (211)            (64)
         Other current assets ................................           (653)         (5,459)         (6,513)
         Deferred charges ....................................           (920)          7,705          (4,124)
         Accounts payable, income taxes due to
           affiliate and exchange gas due to others ..........         (2,940)        (19,234)         27,242
         Other accrued liabilities ...........................          2,931         (29,609)         (3,086)
         Other deferred credits ..............................           (359)           (653)           (213)
      Other ..................................................              2            (143)             --
                                                                 ------------    ------------    ------------
   Net cash provided by operating activities .................        136,487         105,906         155,572
                                                                 ------------    ------------    ------------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ...................................       (181,843)        (94,923)        (47,933)
      Proceeds from sales ....................................          4,586           3,155             988
      Changes in accounts payable ............................        (14,257)         25,935          (2,372)
   Repayments from (Advances to) affiliates ..................         54,791         (18,191)        (23,040)
                                                                 ------------    ------------    ------------
   Net cash used by investing activities .....................       (136,723)        (84,024)        (72,357)
                                                                 ------------    ------------    ------------
FINANCING ACTIVITIES:
   Principal payments on long-term debt ......................             --          (3,329)         (1,667)
   Dividends paid ............................................             --         (20,000)        (80,000)
                                                                 ------------    ------------    ------------
   Net cash used by financing activities .....................             --         (23,329)        (81,667)
                                                                 ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         (236)         (1,447)          1,548

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............            443           1,890             342
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................   $        207    $        443    $      1,890
                                                                 ============    ============    ============


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                             (Thousands of Dollars)




                                                             Years Ended December 31,
                                                     --------------------------------------------
                                                         2002            2001           2000
                                                     ------------    ------------    ------------

Common stock, par value $1 per share,
   authorized and outstanding, 1,000 shares ......   $          1    $          1    $          1
                                                     ------------    ------------    ------------
Additional paid-in capital -
   Balance at beginning and end of period ........        262,844         262,844         262,844
                                                     ------------    ------------    ------------
Retained earnings -
   Balance at beginning of period ................        253,577         206,536         206,794
      Net income .................................         80,631          67,041          79,742
      Cash dividends .............................             --         (20,000)        (80,000)
   Balance at end of period
                                                          334,208         253,577         206,536
                                                     ------------    ------------    ------------
Accumulated other comprehensive income -
   Balance at beginning of period ................             --              --              --
      Minimum pension liability adjustment .......         (3,214)             --              --
                                                     ------------    ------------    ------------
   Balance at end of period ......................         (3,214)             --              --
                                                     ------------    ------------    ------------
      Total common stockholder's equity ..........   $    593,839    $    516,422    $    469,381
                                                     ============    ============    ============



See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


                 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REGULATORY ACCOUNTING

         Pipeline is regulated by the Federal Energy Regulatory Commission ("FERC"). Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, Pipeline's management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71 and accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.

BASIS OF PRESENTATION

         Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $89.2 million, as of December 31, 2002, to Pipeline as current FERC policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

ACCOUNTING ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. On an ongoing basis, Pipeline evaluates its estimates, including those related to revenues subject to refund, bad debts, materials and supplies obsolescence, property, plant and equipment and other long-lived assets, income taxes, pensions and other postretirement benefits and contingent liabilities. Pipeline bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment ("plant"), consisting principally of natural gas transmission facilities, is recorded at original cost. Pipeline accounts for repair and maintenance costs under the

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


guidance of FERC regulations. The FERC identifies installation, construction and replacement costs that are to be capitalized. Routine maintenance, repairs and renewal costs are charged to income as incurred. Gains or losses from the ordinary sale or retirement of plant are charged or credited to accumulated depreciation.

         Depreciation is provided by the straight-line method for property, plant and equipment. The annual weighted average composite depreciation rate recorded for transmission and storage plant was 3.08 percent, 3.09 percent and
3.16 percent for 2002, 2001 and 2000, respectively, including an allowance for negative salvage.

ALLOWANCE FOR BORROWED AND EQUITY FUNDS USED DURING CONSTRUCTION

         Allowance for funds used during construction ("AFUDC") represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and are included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC.

         The composite rate used to capitalize AFUDC was approximately 10.0 percent in 2002 and 9.9 percent in each of the years 2001 and 2000. Equity AFUDC of $5.5 million, $.8 million and $.5 million for 2002, 2001 and 2000, respectively, is reflected in other income.

ADVANCES TO AFFILIATES

         As a participant in Williams' cash management program, Pipeline makes advances to and receives advances from Williams through WGP. The advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectibility is reasonably assured.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL RECEIVABLES

         Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Due to its customer base, Pipeline has not historically experienced recurring credit losses in connection with its receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination.

IMPAIRMENT OF LONG-LIVED ASSETS

         Pipeline evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management's estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

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

CASH AND CASH EQUIVALENTS

         Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid investments with an original maturity of three months or less.

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

INTEREST PAYMENTS

         Cash payments for interest were $22.9 million, $39.9 million and $25.7 million, net of $2.6 million, $0.4 million and $0.3 million of interest capitalized (allowance for borrowed funds used during construction) in 2002, 2001 and 2000, respectively.

EMPLOYEE STOCK BASED AWARDS

         Williams' employee stock-based awards are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options generally do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The plans are described more fully in Note 4. The following table illustrates the effect on net income if Pipeline had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                                      Years Ended December 31,
                                                ------------------------------------
                                                   2002         2001        2000
                                                ----------   ----------   ----------
                                                       (Thousands of Dollars)

Net income, as reported                         $   80,631   $   67,041   $   79,742
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of tax                                   365          401        1,320
                                                ----------   ----------   ----------
Pro forma net income                            $   80,266   $   66,640   $   78,422
                                                ==========   ==========   ==========


         Pro forma amounts for 2002 include compensation expense from Williams awards made in 2002 and 2001 and compensation expense from certain Williams awards made in 1999.

         Pro forma amounts for 2001 include compensation expense from certain Williams awards made in 1999 and compensation expense from Williams awards made in 2001.

         Pro forma amounts for 2000 include compensation expense from certain Williams awards made in 1999 and the total compensation expense from Williams awards made in 2000, as these awards fully vested in 2000 as a result of accelerated vesting provisions.

         The pro forma net income effects of applying SFAS 123 recognition of compensation expense provided for the periods shown above may not be representative of the effects on reported net income for future years.

         The fair value of each award was estimated using the Black-Scholes options pricing model. See Note 4 for the assumptions used in the calculation of fair value.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Pipeline will adopt the new rules on asset retirement obligations on January 1, 2003. The impact of adoption is to be reported as a cumulative effect of change in accounting principle. Retirement obligations have not been estimated for assets with currently indeterminable lives including pipeline transmission assets and gas gathering systems accordingly, the impact of adopting the statement is not expected to have a material effect on Pipeline's financial position or results of operations.

         The FASB issued SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the accounting and reporting provisions of SFAS 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the accounting and reporting provisions of APB 30. In addition to these fundamental provisions, SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. Pipeline adopted the statement as of January 1, 2002. The adoption of this statement had no material effect on Pipeline's financial position or results of operations.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


         In the second quarter of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No 13, and Technical Corrections." The rescission of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, " requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No. 13, "Accounting for Leases," require certain lease modifications that have economic effects, which are similar to sale-leaseback transactions, be accounted for as sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 to be applied in fiscal years beginning after May 15, 2002, while the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the Statement are effective for financial statements issued on or after May 15, 2002. There was no initial impact of SFAS No. 145 on Pipeline's results of operations and financial position.

         The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002; hence, initial adoption of this Statement on January 1, 2003, did not have any impact on Pipeline's results of operations or financial position.

         The FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to permit two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method under APB 25, "Accounting for Stock Issued to Employees." The prospective method of transition under SFAS 123 is an option to the entities that adopt the recognition provisions under this statement in a fiscal year beginning before December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS 148, pro forma disclosures will be required in a specific tabular format in the "Summary of Significant Accounting Policies". The Pipeline has adopted the disclosure requirements of this statement effective December 31, 2002. The adoption had no effect on the Pipeline's consolidated financial position or results of operations. The Pipeline continues to account for its stock-based compensation plans under APB 25. See "Employee Stock Based Awards".

         The FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the initial recognition at fair value of guarantees issued or modified after December 31, 2002, and expands the disclosure requirements for guarantees. Initial adoption of this Interpretation did not have any impact on Pipeline's results of operations or financial position. The expanded disclosure requirements have been incorporated in this annual report.

         The FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. As of December 31, 2002, the Pipeline has no variable interest entities as defined by FIN 46.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



RECLASSIFICATIONS

         Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.


                   2. CONTINGENT LIABILITIES AND COMMITMENTS

RATE AND REGULATORY MATTERS

         GENERAL RATE CASE (DOCKET NO. RP93-5) On April 1, 1993, Pipeline began collecting new rates, subject to refund, under its rate case filed October 1, 1992 ("1993 Rate Case"). Pipeline made refunds to customers in June 1998 totaling $27 million, including interest, reflecting the FERC's resolution of all disputed matters in this case. Pipeline and other parties sought judicial review of the FERC's decision concerning rate of return on equity. One party sought judicial review of the inclusion of unpaid accruals in rate base. In July 1998, the FERC issued orders concerning its rate of return on equity policy in rate proceedings of other pipelines adopting a formula that gives less weight to the long-term growth component. In April 1999, the Court of Appeals for the D.C. Circuit remanded the 1993 Rate Case to the FERC for application of its revised rate of return on equity policy. On July 14, 1999, the FERC issued an order requiring Pipeline to: (a) submit a surcharge plan to the FERC, (b) recalculate rates consistent with the new weighting formula favoring short term growth, and
(c) address in a remand hearing the appropriate source for Gross Domestic Product ("GDP") growth data. The new weighting formula generally results in a higher authorized rate of return on equity. Pipeline and its customers resolved by settlement those issues relating to long term GDP growth. In February 2000, the FERC approved the long-term growth settlement and issued an order related to return on equity issues requiring Pipeline to incorporate the effects of the settlement and to calculate its allowed rate of return on equity consistent with the recently announced policy changes in other proceedings. As a part of this recalculation of allowed return on equity, the FERC provided that Pipeline must use the median instead of the midpoint of the various results of Discounted Cash Flow ("DCF") analysis for a proxy group. This resulted in a 13.67 percent return on equity for Pipeline. On April 3, 2000, Pipeline made the necessary compliance filings to implement the FERC's decision including the establishment of surcharges in order to recollect moneys that shippers owe Pipeline for these corrective actions. On July 14, 2000, the FERC issued an order denying customer rehearing requests and approving Pipeline's compliance filing. The order reaffirmed Pipeline's right to use the median result from the DCF proxy group analysis. Some of Pipeline's customers sought judicial review concerning the FERC's orders with respect to return on equity issues. On July 13, 2001, the D.C. Circuit issued its decision affirming the FERC's earlier rulings on various rate base, accounting, and risk issues, but remanding the case to the FERC to allow the FERC to set forth more clearly its rationale for allowing Pipeline to utilize the median result of the DCF proxy group analysis. On June 12, 2002, the FERC issued an Order on Remand reaffirming its decision to utilize the median of the proxy companies in setting Pipeline's return on equity. No requests for rehearing were filed in response to the June 12, 2002 order. This decision effectively brought the 1993 Rate Case to its conclusion.

         GENERAL RATE CASE (DOCKET NO. RP95-409) On February 1, 1996, Pipeline began collecting new rates, subject to refund, under the provisions of its rate case filed August 1, 1995 ("1995 Rate Case"). During the first quarter of 1998, the Administrative Law Judge ("ALJ") issued an Initial Decision. The ALJ found that the facts of this case continue to support Pipeline's capital structure of 55 percent equity and 45 percent debt. The ALJ also determined that Pipeline fits within the average risk range for determining pipeline return on equity and allowed a return on equity of 11.2 percent. On June 1, 1999, the FERC issued its order affirming many aspects of the ALJ's initial decision, but finding that the return on equity issue should be resolved by using the FERC's new policy concerning rate of return determinations. This resulted in an allowed return on equity of 12.22 percent. On September 29, 2000, the FERC issued its Order on Rehearing, which, for the most part, reaffirmed the FERC's earlier June 1, 1999 decision. Pipeline made a compliance filing on October 16, 2000. On July 11, 2001, the FERC issued an Order accepting Pipeline's compliance filings, subject to Pipeline making some minor rate related changes relating to billing determinants and cost of service recovery for facilities subject to reimbursement agreements. On August 31, 2001, Pipeline made refunds to customers totaling $43.1 million, including interest. Some shippers filed petitions for review concerning return on equity issues. On October 25,

2002, the United States Court of Appeals for the D. C. Circuit affirmed the FERC's decision in its treatment of return on equity issues. This decision effectively brought the 1995 Rate Case to its conclusion.

         NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM01-10-000) On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking ("NOPR") proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposed to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Pipeline and its gas marketing affiliates. The FERC's staff analysis of the proposed rulemaking proposed redefining energy affiliates to exclude affiliated transmission providers. If the proposed rules are adopted as proposed, these new standards would require new compliance measures by Pipeline.

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

         NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding.

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

         On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, the Williams defendants, along with other coordinating defendants, filed a motion to dismiss on non-jurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants' motion to dismiss on non-jurisdictional grounds was denied. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the plaintiff class and this issue, along with the personal jurisdiction motion, remains pending.

OTHER LEGAL AND REGULATORY MATTERS

         In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

SUMMARY

         While no assurances may be given, Pipeline does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, recovery from customers, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Pipeline's financial position, results of operations, or cash flow requirements.

OTHER COMMITMENTS

         Commitments for construction and acquisition of property, plant and equipment are approximately $354.8 million at December 31, 2002.


                   3. DEBT, FINANCING ARRANGEMENTS AND LEASES

DEBT COVENANTS

         The terms of Pipeline's debt indentures restrict the issuance of mortgage bonds. The indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Pipeline's debt indentures also contain restrictions, which, under certain circumstances, limit the issuance of additional debt and restrict the disposal of a major portion of its natural gas pipeline system.

ADJUSTABLE INTEREST RATE NOTES

         On May 15, 2001, under the terms of the note agreement, Pipeline prepaid, without penalty, the outstanding $1.7 million balance of its adjustable rate notes with accrued interest. Prepayment was made from Pipeline's operations and available cash.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


LONG-TERM DEBT

        Long-term debt consists of the following:



                                                                December 31,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
6.625%, payable 2007 .................................     $250,000     $250,000
7.125%, payable 2025 .................................       84,740       84,729
9%, payable 2003 through 2007 ........................       32,783       32,774
                                                           --------     --------
   Total long-term debt ..............................      367,523      367,503

Less current maturities ..............................        7,500           --
                                                           --------     --------

   Total long-term debt, less current maturities .....     $360,023     $367,503
                                                           ========     ========


         As of December 31, 2002, cumulative sinking fund requirements and other maturities of long-term debt (at face value) for each of the next five years are as follows:


                                            (Thousands of
                                               Dollars)
                                            -------------
                2003....................      $   7,500
                2004....................          7,500
                2005....................          7,500
                2006....................          7,500
                2007....................        252,867
                Thereafter..............         85,000
                                              ---------
                   Total................      $ 367,867
                                              =========


LINE-OF-CREDIT ARRANGEMENTS

         Williams and certain of its subsidiaries, including Pipeline, are parties to a $700 million credit agreement (Credit Agreement), under which Pipeline can borrow up to $400 million to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As Williams completes certain asset sales, the commitments from participating banks in the Credit Agreement will be reduced to $400 million, and with further asset sales could be reduced below that amount, but Pipeline will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At December 31, 2002, the commitment from participating banks had been reduced to $463 million, the borrowing capacity available to Pipeline was $400 million, and Pipeline had no outstanding borrowings under this agreement. Pipeline's assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


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

         Pipeline subleases portions of its headquarters building to third parties under agreements with varying terms. Following are the estimated future minimum yearly rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:



                                                      (Thousands
                                                      of Dollars)
                                                      -----------
                2003 ..................                $ 8,806
                2004 ..................                  8,806
                2005 ..................                  8,807
                2006 ..................                  6,354
                2007 ..................                  6,355
                Thereafter.............                 14,120
                                                       -------
                                                       $53,248
                Less: noncancelable....
                  subleases.............                11,689
                                                       -------
                    Total.............                 $41,559
                                                       =======


         Operating lease rental expense amounted to $5.4 million, $6.1 million and $8.8 million for 2002, 2001 and 2000, respectively.


                           4. EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT MEDICAL PLANS

         Pipeline's employees are covered by Williams' non-contributory defined-benefit pension plan and Williams' health care plan that provides postretirement medical benefits to certain retired employees. Contributions for pension and postretirement medical benefits related to Pipeline's participation in these plans were $5.9 million, $2.3 million and $2.8 million in 2002, 2001 and 2000, respectively. These amounts are currently recoverable in Pipeline's rates.

         At December 31, 2002, Pipeline recorded a minimum pension liability of $3.2 million, net of $2.0 million tax, which is included as a component of Pipeline's other comprehensive loss for the year 2002.

DEFINED CONTRIBUTION PLAN

         Pipeline's employees are also covered by various Williams' defined contribution plans. Pipeline's costs related to these plans totaled $2.3 million, $2.1 million and $1.8 million in 2002, 2001 and 2000, respectively.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


STOCK-BASED COMPENSATION

         Williams has several plans providing for common-stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock appreciation rights may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable in one-third increments each year from the anniversary of the grant or after three or five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets are achieved. Stock options expire 10 years after grant.

         The following summary reflects stock option activity for Williams common stock attributable to Pipeline and related information for 2002, 2001 and 2000 (options in thousands):


                                        2002               2001               2000
                                  -----------------  -----------------  -----------------
                                           Weighted           Weighted           Weighted
                                            Average            Average            Average
                                           Exercise           Exercise           Exercise
                                  Options   Price    Options   Price    Options   Price
                                  -------  --------  -------  --------  -------  --------
Outstanding - beginning of year    1,291    $24.38    1,200    $24.02    1,183    $20.64
Granted                              527    $ 7.27      159    $38.00      136    $46.04
Exercised                            (26)   $ 9.59     (112)   $11.82     (131)   $15.01
Forfeited/expired                   (484)   $24.59      (21)   $32.81       (7)   $38.66
Adjustment for WCG spinoff (1)        --        --      111        --       --        --
Employee transfers, in               594    $25.46       99    $20.50      235    $22.90
Employee transfers, out             (391)   $22.70     (145)   $23.32     (216)   $23.06
                                   -----              -----              -----
Outstanding - end of year          1,511    $19.40    1,291    $24.38    1,200    $24.02
                                   =====              =====              =====
Exercisable at year end            1,040    $24.45    1,102    $22.58    1,169    $23.66
                                   =====              =====              =====

----------

(1) Effective with the spinoff of Williams Communications Group ("WCG") on April 23, 2001, by Williams, the number of unexercised Williams stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the spinoff.

         The following summary provides information about stock options granted to employees of Pipeline that are outstanding and exercisable at December 31, 2002 (options in thousands):


                            Stock Options Outstanding               Stock Options Exercisable
                     -----------------------------------------    ----------------------------
                                                      Weighted
                                                      Average
                                     Weighted        Remaining                     Weighted
Range of Exercise                    Average        Contractual                    Average
     Prices          Options      Exercise Price     Life (yrs)   Options       Exercise Price
-----------------    -------      --------------    -----------   -------       --------------
$2.27 to $2.58          340           $ 2.58            9.89          --            $ 0.00
$6.71 to $15.32         320           $12.38            2.59         320            $12.38
$15.71 to $42.29        851           $28.76            5.54         720            $29.81
                     ------                                       ------
                      1,511           $19.40            5.33       1,040            $24.45

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


         The estimated fair value at the date of grant of options for Williams common stock granted in 2002, 2001 and 2000, using the Black-Scholes option-pricing model is as follows:


                                                              2002        2001        2000
                                                            --------    --------    --------
Weighted-average grant date fair value of options for
  Williams common stock granted during the year .........   $   2.77    $  10.93    $  15.44
                                                            ========    ========    ========
Assumptions
  Dividend yield ........................................        1.0%        1.9%        1.5%
  Volatility ............................................         56%         35%         31%
  Risk-free interest rate ...............................        3.6%        4.8%        6.5%
  Expected life (years) .................................        5.0         5.0         5.0


                                5. INCOME TAXES

         Significant components of the deferred tax liabilities and assets are as follows:


                                                     December 31,
                                                ----------------------
                                                   2002        2001
                                                ---------    ---------
                                                (Thousands of Dollars)
Property, plant and equipment                    $155,927    $141,637
Regulatory assets                                   6,223       5,243
Loss on reacquired debt                             6,482       7,214
Other - net                                           799         648
                                                 --------    --------

Deferred tax liabilities                          169,431     154,742
                                                 --------    --------

Regulatory liabilities                                500         917
Accrued liabilities                                 6,881       3,834
                                                 --------    --------

Deferred tax assets                                 7,381       4,751
                                                 --------    --------

Net deferred tax liabilities                     $162,050    $149,991
                                                 ========    ========

Reflected as:
  Deferred income taxes - current asset          $  2,768    $  3,810
  Deferred income taxes - noncurrent liability    164,818     153,801
                                                 --------    --------

                                                 $162,050    $149,991
                                                 ========    ========

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


         The provision for income taxes includes:

                               Year Ended December 31,
                             ---------------------------
                              2002      2001      2000
                             -------   -------   -------
                               (Thousands of Dollars)
Current:
   Federal ...............   $29,305   $33,036   $23,150
   State .................     3,489     3,933     2,662
                             -------   -------   -------

                              32,794    36,969    25,812
                             -------   -------   -------

Deferred:
   Federal ...............    14,461     2,827    20,598
   State .................     1,495       336     2,452
                             -------   -------   -------

                              15,956     3,163    23,050
                             -------   -------   -------

Total provision ..........   $48,750   $40,132   $48,862
                             =======   =======   =======


         A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:


                                                                 Year Ended December 31,
                                                            ---------------------------------
                                                              2002        2001         2000
                                                            --------    --------     --------
                                                                 (Thousands of Dollars)
Provision at statutory Federal income tax
  rate of 35 percent ....................................   $ 45,283    $ 37,511     $ 45,011
Increase (decrease) in tax provision resulting from -
   State income taxes net of Federal tax benefit ........      3,240       2,775        3,324
   Other - net ..........................................        227        (154)         527
                                                            --------    --------     --------
      Provision for income taxes ........................   $ 48,750    $ 40,132     $ 48,862
                                                            ========    ========     ========

Effective tax rate ......................................      37.68%      37.45%       37.99%
                                                            ========    ========     ========


         Net cash payments made to Williams for income taxes were $29.7 million, $35.9 million and $26.3 million in 2002, 2001 and 2000, respectively.


                            6. FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, cash equivalents and advances to affiliate - The carrying amounts of these items approximates their fair value.

Long-term debt - The fair value of Pipeline's publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. Pipeline used the expertise of an outside investment-banking firm to estimate the fair value of long-term debt. The carrying amount and estimated fair value of Pipeline's long term debt,

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


including current maturities, were $368 million and $328 million, respectively, at December 31, 2002, and $368 million and $369 million, respectively, at December 31, 2001.


              7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

CONCENTRATION OF OFF-BALANCE-SHEET AND OTHER CREDIT RISK

         During the periods presented, more than 10 percent of Pipeline's operating revenues were generated from each of the following customers:

                              Year Ended December 31,
                            ---------------------------
                              2002      2001      2000
                            -------   -------   -------
                               (Thousands of Dollars)
Puget Sound Energy, Inc.    $42,116   $43,919   $43,368
Northwest Natural Gas Co.    37,815    39,203    40,376



         Pipeline's major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.

         Pipeline, through a wholly-owned bankruptcy remote subsidiary, sold certain trade accounts receivable to a special-purpose entity ("SPE") in a securitization structure requiring annual renewal. Pipeline acted as the servicing agent for the sold receivables. The sale of receivables program expired on July 25, 2002, and on July 26, 2002, Pipeline completed the repurchase of $15 million of trade accounts receivable previously sold. For 2002, cash inflows from the SPE were approximately $112 million. The sales of these receivables resulted in a net charge to results of operations of approximately $.2 million and $.7 million in 2002 and 2001, respectively.

RELATED PARTY TRANSACTIONS

         As a subsidiary of Williams, Pipeline engages in transactions with Williams and other Williams subsidiaries characteristic of group operations. As a participant in Williams' cash management program, Pipeline makes advances to and receives advances from Williams through Pipeline's parent company, WGP. The advances are represented by demand notes. The interest rate on intercompany demand notes is LIBOR on the first day of the month plus an applicable margin based on Pipeline's current credit ratings as determined by Moody's Investors Service and Standard and Poor's. Pipeline received interest income from advances to these affiliates of $1.6 million, $3.1 million, and $3.4 million during 2002, 2001 and 2000, respectively.

         Williams' corporate overhead expenses allocated to Pipeline were $9.7 million, $6.9 million and $4.5 million for 2002, 2001 and 2000, respectively. Such expenses have been allocated to Pipeline by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, aviation, accounting, internal audit and other administrative services to Pipeline on a direct charge basis, which totaled $4.6 million, $5.0 million and $4.8 million for 2002, 2001 and 2000, respectively.

         During the periods presented, Pipeline's revenues include transportation and exchange transactions with subsidiaries of Williams. Combined revenues for these activities totaled $2.2 million, $1.8 million and $1.2 million for 2002, 2001 and 2000, respectively.

                         NORTHWEST PIPELINE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


         Pipeline has entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

         Pipeline has also entered into an interconnect agreement and an operation balance agreement, each in connection with the Georgia Strait Crossing project, with an affiliate of Williams.


                      8. QUARTERLY INFORMATION (UNAUDITED)


         The following is a summary of unaudited quarterly financial data for 2002 and 2001:


                                          Quarter of 2002
                             -----------------------------------------
                               First     Second     Third      Fourth
                             --------   --------   --------   --------
                                      (Thousands of Dollars)
Operating revenues .......   $ 71,617   $ 73,228   $ 73,042   $ 79,704
Operating income .........     34,034     31,645     37,987     40,968
Net income ...............     18,377     16,683     22,211     23,360



                                          Quarter of 2001
                             -----------------------------------------
                               First     Second     Third      Fourth
                             --------   --------   --------   --------
                                      (Thousands of Dollars)
Operating revenues .......   $ 71,198   $ 71,881   $ 69,624   $ 72,468
Operating income .........     34,437     35,532     33,824     31,626
Net income ...............     17,532     18,135     15,584     15,790



                         9. SUBSEQUENT EVENT (UNAUDITED)

         On March 4, 2003, Pipeline sold $175 million of senior notes due 2010 to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. Pipeline intends to use the proceeds for general corporate purposes, including the funding of capital expenditures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

         Since Pipeline meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K, Items 10 through 13 are omitted.

ITEM 14. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of Pipeline's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Pipeline's management, including Pipeline's Chief Executive Officer and Vice President and Treasurer. Based upon that evaluation, Pipeline's Chief Executive Officer and Vice President and Treasurer concluded that these disclosure controls and procedures are effective.

         There have been no significant changes in Pipeline's internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 AND 2. FINANCIAL STATEMENTS AND SCHEDULES (included in Parts II and IV of this report).

         The financial statements are listed in the Index to Financial Statements on page 19. No schedules are required to be filed.

(a) 3. EXHIBITS:

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

       *(d) First Amended and Restated Credit Agreement dated as of October 31, 2002, among Pipeline, Williams and certain affiliated companies, as borrowers, and the banks named therein, JPMorgan Chase Bank and Commerzbank AG, as co-syndication agents, Credit Lyonnais New York Branch, as documentation agent, and Citicorp USA, Inc., as agent, and Salomon Smith Barney Inc., as arranger. (Exhibit 10.2 to Williams Form 10-Q for the quarter ended September 30, 2002, Commission File Number 1-4174).

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

(23)   Consent of Independent Auditors

(24)   Power of Attorney with Certified Resolution

(b) REPORTS ON FORM 8-K:

None.



----------

     * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NORTHWEST PIPELINE CORPORATION
                                               (Registrant)


                                       By        /s/ Jeffrey P. Heinrichs
                                          --------------------------------------
                                                   Jeffrey P. Heinrichs
                                                        Controller


Date: March 18, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                                      Title
             ---------                                      -----
     /s/ Steven J. Malcolm*                 Chairman of the Board
--------------------------------------
         Steven J. Malcolm



     /s/ J. Douglas Whisenant*              President, Chief Executive Officer and Director
------------------------------------        (Principal Executive Officer)
         J. Douglas Whisenant



     /s/ Richard D. Rodekohr*               Vice President and Treasurer
------------------------------------        (Principal Financial Officer)
         Richard D. Rodekohr



     /s/ Jeffrey P. Heinrichs*              Controller (Principal Accounting Officer)
------------------------------------
         Jeffrey P. Heinrichs



     /s/ Allison G. Bridges*                Director
------------------------------------
         Allison G. Bridges



*By   /s/ Jeffrey P. Heinrichs
    --------------------------------
          Jeffrey P. Heinrichs
          Attorney-in-fact


Date: March 18, 2003

                                 Certifications

I, J. Douglas Whisenant, certify that:

     1. I have reviewed this annual report on Form 10-K of Northwest Pipeline Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 18, 2003                   By /s/ J. Douglas Whisenant
       --------------                      -------------------------------------
                                           J. Douglas Whisenant
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                 Certifications

I, Richard D. Rodekohr, certify that:

     1. I have reviewed this annual report on Form 10-K of Northwest Pipeline Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 18, 2003                 By /s/ Richard D. Rodekohr
       --------------                    ---------------------------------------
                                         Richard D. Rodekohr
                                         Vice President and Treasurer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit
-------
   23    Consent of Independent Auditors

   24    Power of Attorney with Certified Resolution