Form 10-Q
period 2003-03-31
NORTHWEST PIPELINE CORP
filed 2003-05-13
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 295 Chipeta Way
                           Salt Lake City, Utah 84108
              (Address of principal executive offices and Zip Code)

                                 (801) 583-8800
              (Registrant's telephone number, including area code)

                                   No Change
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 13, 2003
--------------------------                         ---------------------------
Common stock, $1 par value                                        1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements -

      Condensed Statement of Income, three months
         ended March 31, 2003 and 2002 ................................       1

      Condensed Balance Sheet as of March 31, 2003 and
         December 31, 2002 ............................................       2

      Condensed Statement of Cash Flows, three
         months ended March 31, 2003 and 2002 .........................       4

      Notes to Condensed Financial Statements .........................       5

   Item 2. Management's Narrative Analysis of the Results of Operations       9

   Item 4. Controls and Procedures ....................................      13

PART II. OTHER INFORMATION ............................................      14

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's 2002 Annual Report on Form 10-K.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                          CONDENSED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
OPERATING REVENUES .....................................   $ 79,624    $ 71,617
                                                           --------    --------
OPERATING EXPENSES:
   General and administrative ..........................      8,623      11,029
   Operation and maintenance ...........................      6,146       8,134
   Depreciation ........................................     15,716      14,752
   Taxes, other than income taxes ......................      3,941       3,668
                                                           --------    --------
      Total operating costs and expenses ...............     34,426      37,583
                                                           --------    --------
        Operating income ...............................     45,198      34,034
                                                           --------    --------
OTHER INCOME - net .....................................      1,626       2,300
                                                           --------    --------
INTEREST CHARGES:
   Interest on long-term debt ..........................      7,579       6,394
   Other interest ......................................        796         680
   Allowance for borrowed funds used during construction       (613)       (278)
                                                           --------    --------
      Total interest charges ...........................      7,762       6,796
                                                           --------    --------
INCOME BEFORE INCOME TAXES .............................     39,062      29,538

PROVISION FOR INCOME TAXES .............................     14,756      11,161
                                                           --------    --------
NET INCOME .............................................   $ 24,306    $ 18,377
                                                           ========    ========

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                March 31,    December 31,
                                                                  2003           2002
                                                              ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..............................   $    152,829   $        207
   Advances to affiliates .................................         31,798         17,282
   Accounts receivable -
        Trade, less reserves of $529 for March 31, 2003 and
          $486 for December 31, 2002 ......................         27,658         30,031
        Affiliated companies ..............................            246            775
   Materials and supplies .................................         10,628         10,510
   Exchange gas due from others ...........................          9,782          1,995
   Deferred income taxes ..................................          2,786          2,768
   Excess system gas ......................................         14,961         14,016
   Prepayments and other ..................................          1,154          1,334
                                                              ------------   ------------
       Total current assets ...............................        251,842         78,918
                                                              ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost ....................      1,988,652      1,937,096
   Less - Accumulated depreciation ........................        851,684        842,355
                                                              ------------   ------------
       Total property, plant and equipment ................      1,136,968      1,094,741
                                                              ------------   ------------
OTHER ASSETS:
   Deferred charges .......................................         53,773         49,190
                                                              ------------   ------------

       Total assets .......................................   $  1,442,583   $  1,222,849
                                                              ============   ============

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                       March 31,     December 31,
                                                         2003            2002
                                                     ------------    ------------
    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable -
       Trade .....................................   $     21,797    $     20,502
       Affiliated companies ......................          9,545           7,547
   Accrued liabilities -
       Income taxes due to affiliate .............          2,959          12,138
       Taxes, other than income taxes ............          5,814           2,932
       Interest ..................................          9,217           3,117
       Employee costs ............................          4,015           8,075
       Exchange gas due to others ................         24,744          16,010
       Other .....................................            890             877
   Current maturities of long-term debt ..........          7,500           7,500
                                                     ------------    ------------
        Total current liabilities ................         86,481          78,698
                                                     ------------    ------------
LONG-TERM DEBT, LESS CURRENT MATURITIES ..........        535,028         360,023

DEFERRED INCOME TAXES ............................        177,935         164,818

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES ....................................         24,994          25,471

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share;
      authorized and outstanding, 1,000 shares ...              1               1
   Additional paid-in capital ....................        262,844         262,844
   Retained earnings .............................        358,514         334,208
   Accumulated other comprehensive loss ..........         (3,214)         (3,214)
                                                     ------------    ------------
        Total common stockholder's equity ........        618,145         593,839
                                                     ------------    ------------
        Total liabilities and stockholder's equity   $  1,442,583    $  1,222,849
                                                     ============    ============

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                ----------------------

                                                                   2003         2002
                                                                ---------    ---------
OPERATING ACTIVITIES:
   Net income ...............................................   $  24,306    $  18,377
   Adjustments to reconcile to net cash provided by operating activities -
      Depreciation ..........................................      15,716       14,752
      Provision for deferred income taxes ...................      13,099        4,785
      Amortization of deferred charges and credits ..........         305          190
      Allowance for equity funds used during construction ...      (1,468)        (575)
      Reserve for doubtful accounts .........................          43          108
      Changes in:
        Accounts receivable and exchange gas due from others       (4,928)      (2,434)
        Materials and supplies ..............................        (118)         (84)
        Other current assets ................................        (765)       2,909
        Deferred charges ....................................        (917)       1,969
        Accounts payable, income taxes due to affiliate and
          exchange gas due to others ........................      10,638       (6,586)
        Other accrued liabilities ...........................      (4,244)       1,771
        Other deferred credits ..............................         (68)       2,179
                                                                ---------    ---------
   Net cash provided by operating activities ................      51,599       37,361
                                                                ---------    ---------
INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ..................................     (55,980)     (19,757)
      Proceeds from sales ...................................          --           24
      Asset removal cost ....................................        (495)
      Changes in accounts payable ...........................       1,389           --
   Advances to affiliates ...................................     (14,516)     (23,329)
       ......................................................                    5,463
                                                                ---------    ---------
   Net cash used by investing activities ....................     (69,602)     (37,599)
                                                                ---------    ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt .................     175,000           --
   Debt issuance costs ......................................      (4,375)          --
                                                                ---------    ---------
   Net cash provided by financing activities ................     170,625           --
                                                                ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........     152,622         (238)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............         207          443
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $ 152,829    $     205
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

BASIS OF PRESENTATION

      Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $88.1 million, as of March 31, 2003, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

      The condensed financial statements have been prepared from the books and records of Pipeline. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of Pipeline's management, are necessary to present fairly its financial position at March 31, 2003, and its results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Pipeline's 2002 Annual Report on Form 10-K.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2003, Williams and its subsidiaries, including Pipeline, adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Pipeline has not recorded liabilities for its pipeline transmission assets, since a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made, as the remaining life of these assets is not currently determinable. Accordingly, the impact of adopting the statement did not have a material effect on Pipeline's financial position or results of operations. Had the statement been adopted at the beginning of 2002, the impact to Pipeline's operating income and net income would have been immaterial.

OTHER

      Cash payments for interest were $0.9 million and $1.2 million, net of interest capitalized, in the three month periods ended March 31, 2003 and 2002, respectively.

      Cash payments of $10.8 million and $9.1 million were made to Williams for income taxes in the three month periods ended March 31, 2003 and 2002, respectively.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                    2. CONTINGENT LIABILITIES AND COMMITMENTS

RATE AND REGULATORY MATTERS

      NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM01-10-000)

      On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking ("NOPR") proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposed to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules regulate the conduct of Pipeline and its natural gas marketing affiliates. The FERC invited interested parties to comment on the NOPR. On April 25, 2002, the FERC issued its staff analysis of the NOPR and the comments received. The staff analysis proposes redefining the definition of energy affiliates to exclude affiliated transmission providers. On May 21, 2002, the FERC held a public conference concerning the NOPR and the FERC invited the submission of additional comments. If adopted, these new standards would require the adoption of new compliance measures by Pipeline, which could result in increased costs to Pipeline.

      NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000)

      On August 1, 2002, the FERC issued a NOPR that proposes restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding and a final rule is expected to be promulgated by FERC in the next several months.

      FERC COMPLIANCE PLAN

      On March 13, 2003, Williams and certain subsidiaries entered into a settlement agreement with the FERC resolving issues resulting from a FERC investigation into the relationship between Transcontinental Gas Pipe Line Corporation (Transco), an affiliate of Pipeline, and Transco's marketing affiliates. Although Pipeline was not involved in the investigation and is not a party to the settlement agreement, Williams agreed that certain of its interstate natural gas pipeline subsidiaries, including Pipeline, will be subject to the terms of a compliance plan designed to ensure compliance with the terms of the settlement agreement and the FERC's rules governing the relationship of interstate natural gas pipelines and their marketing affiliates.

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

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.

      On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs' counsel voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, the Williams defendants, along with other coordinating defendants, filed a motion to dismiss on non-jurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants' motion to dismiss on non-jurisdictional grounds was denied. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003, the court denied the plaintiffs' motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending.

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

SAFETY MATTERS

      PROPOSED PIPELINE INTEGRITY REGULATIONS In January 2003, the United States Department of Transportation Office of Pipeline Safety issued a NOPR entitled "Pipeline Integrity Management in High Consequence Areas". The proposed rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002. It would require gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. The final rule is expected to be issued in late 2003. Pipeline at this time cannot predict the exact costs that would be required under the proposed rule. The costs of the baseline assessment are anticipated to be incurred over the next ten years. Pipeline considers the costs associated with compliance with the proposed rule to be prudent costs incurred in the ordinary course of business and , therefore, recoverable through its rates.

OTHER MATTERS

      In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

SUMMARY

      Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon Pipeline's future financial position.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                       3. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

      On March 4, 2003, Pipeline issued $175 million of 8.125 percent senior notes due 2010. Pipeline intends to use the proceeds for general corporate purposes, including the funding of capital expenditures.

      Williams and certain of its subsidiaries, including Pipeline, are parties to a revolving credit agreement (Credit Agreement), under which Pipeline can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate. The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As a result of the completion of certain asset sales by Williams, the commitments from participating banks in the Credit Agreement have been reduced to $400 million as of March 31, 2003, and with further asset sales could be reduced below that amount, but Pipeline will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At March 31, 2003, the borrowing capacity available to Pipeline was $400 million, and Pipeline had no outstanding borrowings under this agreement. Pipeline's assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

                          4. STOCK-BASED COMPENSATION

      Williams' employee stock-based awards are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options generally do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on Pipeline's net income if Pipeline had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2003          2002
                                              --------      --------
                                              (Thousands of Dollars)
Net income, as reported                       $ 24,306      $ 18,377
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of tax                              140            84
                                              --------      --------
Pro forma net income                          $ 24,166      $ 18,293
                                              ========      ========

      Pro forma amounts for 2003 include compensation expense from Williams awards made in 2002 and 2001. Pro forma amounts for 2002 include compensation expense from Williams awards made in 2002 and 2001 and compensation expense from certain Williams awards made in 1999.

      Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years' amounts.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                                     GENERAL

      The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2002 Annual Report on Form 10-K and with the condensed financial statements and notes thereto contained within this report.

2003 PIPELINE BREAK NEAR AUBURN, WASHINGTON

      On May 1, 2003, a line break occurred on Pipeline's 26-inch gas transmission line near Auburn, Washington. There were no injuries and no ignition. Currently, the cause of the line break is unknown although Pipeline has initiated a comprehensive investigation. On May 2, 2003, the Department of Transportation issued a Corrective Action Order in response to the line break. The Order requires that Pipeline maintain an operating pressure in the 26-inch line between Sumas and Washougal not to exceed 80 percent of the maximum allowable operating pressure (MAOP) until further written order of the Director, Western Region, Office of Pipeline Safety. Pipeline complied with the Corrective Action Order. It is currently meeting all of its contractual obligations to customers despite the pressure limitation. In the future, and for so long as the pressure limitation remains in effect, Pipeline's ability to meet its service obligations may be negatively impacted by changing market conditions. Although Pipeline will incur costs in connection with its investigation of the line break, Pipeline has not yet estimated the amount of these costs.

WILLIAMS' RECENT EVENTS

      As discussed in Pipeline's Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted Williams' operations, both past and future. On February 20, 2003, Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events, which have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through more asset sales, limited levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and the first quarter of 2004. During the first quarter of 2003, Williams had received approximately $680 million in net proceeds from the sales of assets and businesses. In April 2003, Williams announced that it had signed definitive agreements for the sales of other Williams assets. All of these newly announced sales are expected to close in the second quarter. Sales anticipated to close in the second quarter are expected to generate net proceeds of approximately $2.0 billion. As previously announced, Williams intends to reduce its commitment to its energy marketing and trading business, which could be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Williams Energy Marketing and Trading has sold or announced sales of contracts totaling $215 million.

      As of March 31, 2003, Williams has maturing notes payable and long-term debt through the first-quarter of 2004 totaling approximately $3.5 billion, which includes certain contractual fees and deferred interest associated with an underlying debt. Williams anticipates the cash on hand, the asset sales mentioned above, additional asset sales, and refinancing of a portion of these obligations will enable Williams to meet its liquidity needs over that period.

                              RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

      This analysis discusses financial results of Pipeline's operations for the three-month periods ended March 31, 2003 and 2002. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

      Operating revenues increased $8.0 million, or 11 percent, due primarily to increased facility charge revenues of $4.2 million from incremental projects placed in service in late 2002 and higher short term firm and interruptible transportation revenues of $3.1 million primarily due to favorable basin price differentials for the first quarter of 2003.

      Pipeline's transportation service accounted for 94 percent and 95 percent of operating revenues for the three-month periods ended March 31, 2003 and 2002, respectively. Additionally, 3 percent of operating revenues represented gas storage service in each of the three-month periods ended March 31, 2003 and 2002. Operating expenses decreased $3.2 million, or 8 percent, due primarily to a $3.0 million reduction in pension expense reflecting a reduction to its pension accrual and lower labor costs of $1.4 million resulting primarily from lower staffing levels, partially offset by $1.0 million higher depreciation due to the increase in property resulting from recent construction projects.

      Operating income increased $11.2 million, or 33 percent, due to the higher revenues and lower operating expenses discussed above.

      Interest on long-term debt increased $1.2 million due to the March 4, 2003, $175 million private debt offering of 8.125 percent senior notes due 2010.

      The following table summarizes volumes and capacity for the periods indicated:

                                                       Quarter Ended March 31,
                                                          2003         2002
                                                       ---------    ----------
      Total Throughput (TBtu)                              195          198

      Average Daily Transportation Volumes (TBtu)          2.2          2.2
      Average Daily Reserved Capacity Under Base
         Firm Contracts (TBtu)                             2.3          2.3
      Average Daily Reserved Capacity Under Short-
         Term Firm Contracts (TBtu)(1)                     0.7          0.4

-------

(1) Consists primarily of additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis, because it does not involve the construction of additional mainline capacity.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

      Pipeline funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP and, if required, by borrowings under the Credit Agreement and advances from WGP.

      Pipeline has an effective registration statement on file with the Securities and Exchange Commission. At March 31, 2003, approximately $150 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Pipeline believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

      On March 4, 2003, Pipeline issued $175 million of 8.125 percent senior notes due 2010. Pipeline intends to use the proceeds for general corporate purposes, including the funding of capital expenditures.

      Williams and certain of its subsidiaries, including Pipeline, are parties to a revolving credit agreement ("Credit Agreement"), under which Pipeline can borrow up to $400 million if the funds available under the Credit Agreement have not been borrowed by Williams or other subsidiaries. The Credit Agreement expires in July 2005. Interest rates vary with current market conditions based on the base rate of Citibank N.A., three-month certificates of deposit of major United States money market banks, federal funds rate or the London Interbank Offered Rate ("LIBOR"). The Credit Agreement contains restrictions, which limit, under certain circumstances, the issuance of additional debt, the attachment of liens on any assets and any change of ownership of Pipeline. As a result of the completion of certain asset sales by Williams, the commitments from participating banks in the Credit Agreement have been reduced to $400 million as of March 31, 2003, and with further asset sales could be reduced below that amount, but Pipeline will continue to have borrowing capacity up to the lesser of $400 million or the amount that Williams would be able to borrow to the extent the funds available under the Credit Agreement have not been borrowed by Williams or other participating subsidiaries or that otherwise would be required to remain available to Williams. At March 31, 2003, the borrowing capacity available to Pipeline was $400 million, and Pipeline had no outstanding borrowings under this agreement. Pipeline's assets have not been pledged to secure any indebtedness of Williams or its other affiliates, either under the Credit Agreement or pursuant to any other credit facility of Williams and its other affiliates.

      As a participant in Williams' cash management program, Pipeline makes advances to and receives advances from Williams through Pipeline's parent company, WGP. At March 31, 2003, the advances due Pipeline by WGP totaled $31.8 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is the LIBOR on the first day of the month plus an applicable margin based on Pipeline's current credit ratings as determined by Moody's Investors Service and Standard and Poor's. Due to recent asset sales, anticipated asset sales in the future and available secured borrowing facilities, Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Pipeline.

      NOTICE OF PROPOSED RULEMAKING (DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposes restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and the FERC-regulated affiliate maintains stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding and a final rule is expected to be promulgated by FERC in the next several months.

CREDIT RATINGS

      On May 2, 2003, Fitch Ratings raised Pipeline's credit rating on its senior unsecured long-term debt from BB- to BB. The ratings given by the other rating agencies have not changed during 2003 and are as follows:

         Moody's Investor's Service         B3
         Standard and Poor's                B+

CAPITAL EXPENDITURES

      Pipeline anticipates 2003 capital expenditures will total approximately $326.7 million, of which approximately $64.8 million will be for maintenance capital expenditures and other non-expansion related items. Through March 31, 2003, Pipeline has expended $56.0 million for capital additions.

EXPANSION PROJECTS

ROCKIES EXPANSION PROJECT On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 175,000 dekatherms ("Dth") per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project includes the installation of 91 miles of pipeline loop and the upgrading or modification of six compressor stations for a total increase of 26,057 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. The FERC issued a certificate in September 2002 approving the project. Pipeline filed an application with the FERC in February 2003 to amend the certificate to reflect minor facility scope changes. The certificate amendment was approved at the FERC's April 30, 2003 meeting. Construction is scheduled to start by mid-May 2003, with a targeted in-service date of November 1, 2003. The current estimated cost of the expansion project is approximately $140 million, of which approximately $16 million will be offset by settlement funds to be received from a former customer in connection with a contract restructuring.

EVERGREEN EXPANSION PROJECT On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide 276,625 Dth per day of firm transportation service from Sumas, Washington to Chehalis, Washington to serve new power generation demand in western Washington. The Evergreen Expansion Project includes installing 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 64,160 horsepower of compression. The FERC issued a certificate on June 27, 2002 approving the expansion and the incremental rates to be charged to our expansion customers. Pipeline started construction in October 2002 with completion targeted for October 1, 2003. Pipeline filed an application with the FERC in January 2003 to amend the certificate to reflect minor facility scope and schedule changes. The certificate amendment was approved at the FERC's April 30, 2003 meeting. The estimated cost of the expansion project is approximately $198 million. The Evergreen Expansion customers have agreed to pay for the cost of service of this expansion on an incremental basis. This expansion is based on 15 and 25 year contracts and is expected to provide approximately $42 million of operating revenues in its first 12 months of operation.

COLUMBIA GORGE EXPANSION PROJECT Pipeline's October 3, 2001 application with respect to the Evergreen Expansion Project, which was approved by the FERC on June 27, 2002, also requested approvals to construct and operate an expansion of its pipeline system designed to replace 56,000 Dth per day of northflow design displacement capacity from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project includes upgrading, replacing or modifying five existing compressor stations and adding a net total of 23,900 horsepower of compression. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of approximately 84 percent of the expansion costs into the existing rates with the remainder to be allocated to the incremental Evergreen Expansion customers. Pipeline's January 2003 application to amend the certificate, which was approved by the FERC at its April 30, 2003 meeting, also reflected minor facility scope changes for the Columbia Gorge Expansion Project. Pipeline plans to start construction by mid-May 2003, with a targeted in-service date of November 1, 2003. The estimated cost of the expansion project is approximately $43 million.

OTHER

REGULATORY AND LEGAL PROCEEDINGS

      Reference is made to Note 2 of the Notes to Financial Statements for information about regulatory, judicial and business developments, which cause operating and financial uncertainties.

CONCLUSION

      Although no assurances can be given, Pipeline currently believes that the aggregate of cash flows from operating activities, the recent issuance of $175 million of senior notes on March 4, 2003, supplemented, when necessary, by repayments of funds advanced to WGP, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide Pipeline with sufficient liquidity to meet its capital requirements. When necessary, Pipeline also expects to access public and private markets on terms commensurate with its current credit ratings to finance its capital requirements.

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of Pipeline's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d -14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Pipeline's management, including Pipeline's Senior Vice President and Vice President and Treasurer. Based upon that evaluation, Pipeline's Senior Vice President and Vice President and Treasurer concluded that these disclosure controls and procedures are effective.

      There have been no significant changes in Pipeline's internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits.

            The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

            (4)   Instruments defining the rights of holders

                  -     1     Indenture dated March 4, 2003, between Pipeline
                              and JP Morgan Chase Bank, as Trustee (filed as
                              Exhibit 4.1 to The Williams Companies, Inc. Form
                              10-Q for the quarter ended March 31, 2003, Commission File Number 1-4174).

            (10)  Material contracts

                  -     1     Amendment dated March 28, 2003 to the First
                              Amended and Restated Credit Agreement dated
                              October 31, 2002, as modified by the Consent and Waiver dated as of January 22, 2003, among Williams, Pipeline, and certain affiliated companies, the financial institutions and other
                              Persons from time to time party thereto, JPMorgan
                              Chase Bank (f/k/a The Chase Manhattan Bank) and
                              Commerzbank AG, as Co-Syndication Agents, Credit
                              Lyonnais New York Branch, as Documentation Agent, and Citicorp USA, Inc., as Agent (filed as Exhibit
                              10.4 to The Williams Companies, Inc. Form 10-Q for the quarter ended March 31, 2003, Commission File
                              Number 1-4174).

            (99)  Additional Exhibits

                  -     1     Certification pursuant to 18 U.S.C. Section 1350,
                              as adopted pursuant to Section 906 of The
                              Sarbanes-Oxley Act of 2002 by J. Douglas
                              Whisenant, Senior Vice President (Principal
                              Executive Officer) of Northwest Pipeline
                              Corporation

                  -     2     Certification pursuant to 18 U.S.C. Section 1350,
                              as adopted pursuant to Section 906 of The
                              Sarbanes-Oxley Act of 2002 by Richard D. Rodekohr,
                              Vice President and Treasurer (Principal Financial
                              Officer) of Northwest Pipeline Corporation

      (b)   Reports on Form 8-K.

            During the first quarter of 2003, Pipeline filed Forms 8-K on February 20, 2003; February 26, 2003; February 28, 2003; and March 6, 2003, which reported significant events under Item 5 of the Form and included the Regulation FD disclosures.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTHWEST PIPELINE CORPORATION
                                                     Registrant


                                    By:      /s/ Jeffrey P. Heinrichs
                                         ------------------------------------
                                                 Jeffrey P. Heinrichs
                                                      Controller
                                            (Duly Authorized Officer and
                                             Chief Accounting Officer)

Date: May 13, 2003

                                 Certifications

I, J. Douglas Whisenant, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Northwest Pipeline Corporation;

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


Dated:  May 13, 2003                  By /s/ J. Douglas Whisenant
                                      --------------------------------------
                                      J. Douglas Whisenant
                                      Senior Vice President
                                      (Principal Executive Officer)

                                 Certifications

I, Richard D. Rodekohr, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Northwest Pipeline Corporation;

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


Dated:  May 13, 2003                         By /s/ Richard D. Rodekohr
                                             ---------------------------------
                                             Richard D. Rodekohr
                                             Vice President and Treasurer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX
Exhibit
-------

  99.1                    Principal Executive Officer Certificate

  99.2                    Principal Financial Officer Certificate