Form 10-Q
period 2003-06-30
NORTHWEST PIPELINE CORP
filed 2003-08-13
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                                   ----------

                    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

                                    Yes         No X
                                       ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 12, 2003
--------------------------                        ------------------------------
Common stock, $1 par value                                          1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION

                                TABLE OF CONTENTS




                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION:

  Item 1.   Financial Statements -

     Condensed Statement of Income, three and six months
      ended June 30, 2003 and 2002..............................................................        1

     Condensed Balance Sheet as of June 30, 2003 and
      December 31, 2002.........................................................................        2

     Condensed Statement of Cash Flows, six
      months ended June 30, 2003 and 2002.......................................................        4

     Notes to Condensed Financial Statements....................................................        5

   Item 2.  Management's Narrative Analysis of the Results of Operations........................       10

   Item 4.  Controls and Procedures ............................................................       14


PART II.  OTHER INFORMATION.....................................................................       15



Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's 2002 Annual Report on Form 10-K and 2003 first quarter report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         NORTHWEST PIPELINE CORPORATION
                          CONDENSED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                   ----------------------------          ----------------------------
                                                     2003               2002               2003               2002
                                                   ---------          ---------          ---------          ---------
OPERATING REVENUES .......................         $  81,352          $  73,228          $ 160,976          $ 144,845
                                                   ---------          ---------          ---------          ---------
OPERATING EXPENSES:
   General and administrative ............            11,911             15,024             20,534             26,053
   Operation and maintenance .............             7,776              8,635             13,922             16,769
   Depreciation ..........................            15,934             14,266             31,650             29,018
   Taxes, other than income taxes ........             3,765              3,658              7,706              7,326
   Other .................................            25,523                 --             25,523                 --
                                                   ---------          ---------          ---------          ---------
..  Total operating costs and expenses ....            64,909             41,583             99,335             79,166
                                                   ---------          ---------          ---------          ---------
     Operating income ....................            16,443             31,645             61,641             65,679
                                                   ---------          ---------          ---------          ---------
OTHER INCOME-net .......................               3,750              1,735              5,376              4,035
                                                   ---------          ---------          ---------          ---------
INTEREST CHARGES:
   Interest on long-term debt ............             9,949              6,394             17,528             12,788
   Other interest ........................               823                669              1,619              1,349
  Allowance for borrowed funds used during
   construction ..........................            (1,150)              (416)            (1,763)              (694)
                                                   ---------          ---------          ---------          ---------
   Total interest charges ................             9,622              6,647             17,384             13,443
                                                   ---------          ---------          ---------          ---------
INCOME BEFORE INCOME TAXES ...............            10,571             26,733             49,633             56,271

PROVISION FOR INCOME TAXES ...............             3,761             10,050             18,517             21,211
                                                   ---------          ---------          ---------          ---------
NET INCOME ...............................         $   6,810          $  16,683          $  31,116          $  35,060
                                                   =========          =========          =========          =========




See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 June 30,         December 31,
                                                                   2003               2002
                                                                ----------        ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................         $   93,659         $      207
   Advances to affiliates .............................             66,523             17,282
   Accounts receivable-
     Trade, less reserves of $529 for June 30, 2003 and
       $486 for December 31, 2002 .....................             27,386             30,031
     Affiliated companies .............................                  9                775
   Materials and supplies .............................             10,602             10,510
   Exchange gas due from others .......................              6,842              1,995
   Deferred income taxes ..............................              2,929              2,768
   Excess system gas ..................................             15,228             14,016
   Prepayments and other ..............................              1,233              1,334
                                                                ----------         ----------

     Total current assets .............................            224,411             78,918
                                                                ----------         ----------


PROPERTY, PLANT AND EQUIPMENT, at cost ................          2,036,282          1,937,096
   Less-Accumulated depreciation ....................              866,751            842,355
                                                                ----------         ----------

     Total property, plant and equipment ..............          1,169,531          1,094,741
                                                                ----------         ----------

OTHER ASSETS:
   Deferred charges ...................................             55,166             49,190
                                                                ----------         ----------

     Total assets .....................................         $1,449,108         $1,222,849
                                                                ==========         ==========




See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                   June 30,           December 31,
                                                                     2003                 2002
                                                                 -----------          ------------

LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
   Accounts payable-
       Trade ...........................................         $    25,987          $    20,502
       Affiliated companies ............................              10,911                7,547
   Accrued liabilities-
       Income taxes due to affiliate ...................                 132               12,138
       Taxes, other than income taxes ..................               4,932                2,932
       Interest ........................................               7,857                3,117
       Employee costs ..................................               4,452                8,075
       Exchange gas due to others ......................              22,070               16,010
       Other ...........................................               1,091                  877
   Current maturities of long-term debt ................               7,500                7,500
                                                                 -----------          -----------

          Total current liabilities ....................              84,932               78,698
                                                                 -----------          -----------

LONG-TERM DEBT LESS CURRENT MATURITIES .................             535,033              360,023

DEFERRED INCOME TAXES ..................................             185,071              164,818

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES ..........................................              19,117               25,471

CONTINGENT LIABILITIES AND COMMITMENTS .................

COMMON STOCKHOLDER'S EQUITY:
   Common stock, par value $1 per share;
     authorized and outstanding, 1,000 shares ..........                   1                    1
   Additional paid-in capital ..........................             262,844              262,844
   Retained earnings ...................................             365,324              334,208
   Accumulated other comprehensive loss ................              (3,214)              (3,214)
                                                                 -----------          -----------

          Total common stockholder's equity ............             624,955              593,839
                                                                 -----------          -----------

          Total liabilities and stockholder's equity ...         $ 1,449,108          $ 1,222,849
                                                                 ===========          ===========



See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                             2003               2002
                                                                          ---------          ---------

OPERATING ACTIVITIES:
   Net income ...................................................         $  31,116          $  35,060
   Adjustments to reconcile to net cash provided by operating activities-
      Depreciation ..............................................            31,650             29,018
      Provision for deferred income taxes .......................            18,186              3,939
      Provision for loss on property ............................            25,523                 --
      Amortization of deferred charges and credits ..............               932               (287)
      Allowance for equity funds used during construction .......            (4,216)            (1,470)
      Reserve for doubtful accounts .............................                43                182
      Changes in:
        Accounts receivable and exchange gas due
         from others ............................................               427              3,590
        Materials and supplies ..................................               (92)              (113)
        Other current assets ....................................            (1,111)             1,763
        Deferred charges ........................................            (2,356)               389
        Accounts payable, income taxes due to affiliate and
          exchange gas due to others ............................            21,889            (11,617)
        Other accrued liabilities ...............................            (8,675)             3,706
        Other deferred credits ..................................              (137)             3,905
      Other .....................................................               (24)                 1
                                                                          ---------          ---------

   Net cash provided by operating activities ....................           113,155             68,066
                                                                          ---------          ---------

INVESTING ACTIVITIES:
   Property, plant and equipment-
      Capital expenditures ......................................          (133,114)           (58,276)
      Asset removal cost ........................................              (656)              (152)
      Changes in accounts payable ...............................            (6,980)           (21,002)
   Advances to affiliates .......................................           (49,241)            11,437
                                                                          ---------          ---------

   Net cash used by investing activities ........................          (189,991)           (67,993)
                                                                          ---------          ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt .....................           175,000                 --
   Debt issuance costs ..........................................            (4,712)                --
                                                                          ---------          ---------

   Net cash provided by financing activities ....................           170,288                 --
                                                                          ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................            93,452                 73

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD .........................................................               207                443
                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................         $  93,659          $     516
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

BASIS OF PRESENTATION

        Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $87.0 million, as of June 30, 2003, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

        The condensed financial statements have been prepared from the books and records of Pipeline. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of Pipeline's management, are necessary to present fairly its financial position at June 30, 2003, results of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six month periods ended June 30, 2003 and 2002. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Pipeline's 2002 Annual Report on Form 10-K and 2003 first quarter report on Form 10-Q.

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

        Effective July 1, 2003, Williams and its subsidiaries, including Pipeline, adopted Financial Accounting Standards board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation defines a variable interest entity ("VIE") as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The investments or other interests that will absorb portions of the VIE's expected losses if they occur or receive portions of the VIE's expected residual returns if they occur are called variable interests. Variable interests may include, but are not limited to, equity interests, debt instruments, beneficial interests, derivative instruments and guarantees. The Interpretation requires an entity to consolidate a VIE if that entity will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. If no party will absorb a majority of the expected losses or expected residual returns, no party will consolidate the VIE. The Interpretation also requires disclosure of significant variable interests in unconsolidated VIE's. The Interpretation is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of the Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. Pipeline does not have any VIE's as defined by the Interpretation.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


PROPERTY, PLANT AND EQUIPMENT

        Subsequent to the implementation of a service delivery system at Transcontinental Gas Pipe Line Corporation ("Transco"), a subsidiary of WGP, in the second quarter of 2003 and a determination of the unique and additional programming requirements that would be needed to complete the system at Pipeline, management determined that the system would not be implemented at Pipeline. This resulted in the write-off to expense of $25.5 million of capitalized software development costs as reflected in the accompanying statements.

OTHER

        Cash payments for interest were $12.8 million and $12.1 million, net of interest capitalized, for the six month periods ended June 30, 2003 and 2002, respectively.

        Cash payments of $12.3 million and $15.5 million were made to Williams for income taxes for the six month periods ended June 30, 2003 and 2002, respectively.

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

        INTERIM RULE (ORDER NO. 634, DOCKET NO. RM02-14-000)

        On August 1, 2002, the FERC issued a NOPR that proposed restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would have precluded public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintained investment-grade credit ratings and the FERC-regulated affiliate maintained stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding. On June 26, 2003, the FERC issued an Interim Rule (Order No. 634), which requires FERC-regulated entities to have their cash management programs in writing and to have all such programs specify: (i) the duties and responsibilities of administrators and participants, (ii) the methods for calculating interest and for allocating interest and expenses, and (iii) restrictions on borrowing from the programs. The Interim Rule is effective on August 7, 2003. The Interim Rule also seeks industry comment on new reporting requirements that would require FERC-regulated entities to file their cash management programs with the FERC and to notify the FERC when their proprietary capital ratio drops below 30 percent of total capitalization and when it subsequently

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


returns to or exceeds 30 percent. This Interim Rule replaces the earlier NOPR on cash management described above.

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

        On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other coordinating defendants, filed a motion to dismiss on non-jurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, defendants' motion to dismiss on non-jurisdictional grounds was dismissed. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003, the court denied the plaintiffs' motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending. On May 13, 2003, the plaintiffs filed a motion for leave to file a 4th Amended Petition. On July 29, 2003, the court granted the plaintiffs' motion to file the 4th Amended Petition. The amended petition removes Pipeline from the group of defendants.

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

SAFETY MATTERS

        PROPOSED PIPELINE INTEGRITY REGULATIONS In January 2003, the United States Department of Transportation Office of Pipeline Safety issued a NOPR entitled "Pipeline Integrity Management in High Consequence Areas". The proposed rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002. It would require gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. The final rule is expected to be issued in late 2003. Currently, Pipeline estimates that the cost to perform required assessments and repairs will be between $75 million and $100 million over the 2003 to 2012 period. Developing and implementing the required public education program, including a process for measuring and evaluating the effectiveness of safety information distributed to various stakeholder groups, is expected to cost less than $1 million. These cost estimates may change depending on the content of the final rule. Pipeline considers the costs associated with compliance with the proposed rule to be prudent costs incurred in the

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


ordinary course of business and, therefore, recoverable through its rates.

OTHER MATTERS

        In addition to the foregoing, various other proceedings are pending against Pipeline incidental to its operations.

SUMMARY

        Litigation, arbitration, regulatory matters and environmental and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon Pipeline's future financial position.

                       3. DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

        On March 4, 2003, Pipeline issued $175 million of 8.125 percent senior notes due 2010. Pipeline is using the proceeds for general corporate purposes, including the funding of capital expenditures.

        On June 6, 2003, Williams entered into a two-year $800 million revolving credit facility, primarily for the purpose of issuing letters of credit. Williams, Pipeline and Transco, a subsidiary of WGP, have access to all unborrowed amounts. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105 percent of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding. The new credit facility replaces a $1.1 billion credit line entered into in July 2002 that was comprised of a $700 million secured revolving credit facility and a $400 million secured letter of credit facility. The previous agreements were secured by substantially all of Williams' midstream assets. The new agreement releases these assets as collateral. The interest rate on the new agreement is variable at the London Interbank Offered Rate ("LIBOR") plus 0.75 percent. At June 30, 2003, letters of credit totaling $387 million have been issued by the participating financial institutions under this facility and no revolving credit loans were outstanding. At June 30, 2003, the amount of restricted investments securing this facility was $461.1 million, which collateralized the facility at 119.25 percent.

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

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                     -----------------------         -----------------------
                                                       2003            2002            2003            2002
                                                     -------         -------         -------         -------
                                                      (Thousands of Dollars)          (Thousands of Dollars)

Net income, as reported                              $ 6,810         $16,683         $31,116         $35,060
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards,
  net of tax                                             146             108             287             192
                                                     -------         -------         -------         -------
Pro forma net income                                 $ 6,664         $16,575         $30,829         $34,868
                                                     =======         =======         =======         =======

        Pro forma amounts for 2003 include compensation expense from Williams awards made in 2003, 2002 and 2001. Pro forma amounts for 2002 include compensation expense from certain awards made in 1999 and compensation expense from awards made in 2002 and 2001.

        Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years' amounts.

        On May 15, 2003, Williams' shareholders approved a stock option exchange program. Under this exchange program, eligible Williams employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options will be granted no earlier than six months and one day after the cancellation date of each surrendered option. Under APB 25, Pipeline will not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, Pipeline will recognize additional expense related to these new options and the remaining expense on the cancelled options.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                                     GENERAL

        The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2002 Annual Report on Form 10-K and with the condensed financial statements and notes thereto and Item 2 contained in Pipeline's 2003 first quarter report on Form 10-Q and within this report.

2003 PIPELINE BREAK NEAR AUBURN, WASHINGTON

        On May 1, 2003, a line break occurred on Pipeline's 26-inch gas transmission line near Auburn, Washington. There were no injuries and no ignition. An independent consultant, performing a metallurgical investigation, has concluded the cause of the line break was stress corrosion cracking. On May 2, 2003, the Department of Transportation issued a Corrective Action Order in response to the line break. The Order requires that Pipeline maintain an operating pressure in the 26-inch line between Sumas and Washougal not to exceed 80 percent of the maximum allowable operating pressure (MAOP) until further written order of the Director, Western Region, Office of Pipeline Safety. Pipeline complied with the Corrective Action Order. Pipeline is currently meeting all of its contractual obligations to customers despite the pressure limitation. In the future, and as long as the pressure limitation remains in effect, Pipeline's ability to meet its service obligations may be negatively impacted by changing market conditions. Although Pipeline has and will incur costs in connection with its investigation of the line break, Pipeline has not yet completed an estimate of these costs, and such costs have not been material to date.

WILLIAMS' RECENT EVENTS

        As discussed in Pipeline's Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted Williams' operations, both past and future. On February 20, 2003, Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events which have impacted the energy sector and Williams. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through additional asset sales, strategic levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and 2004. During the first half of 2003, Williams had received $2.4 billion in net proceeds from the sales of assets and businesses. As previously announced, Williams intends to reduce its commitment to its energy marketing and trading business, which may be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Additionally, through the six month period ended June 30, 2003, Williams Energy Marketing and Trading has sold contracts for proceeds totaling approximately $206 million.

        As of June 30, 2003, Williams has maturing notes payable and long-term debt through the first quarter of 2004 totaling approximately $1.8 billion. Williams anticipates that cash on hand, proceeds from additional asset sales and cash flows from retained businesses will enable Williams to meet its liquidity needs.

                              RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

        This analysis discusses financial results of Pipeline's operations for the six-month periods ended June 30, 2003 and 2002. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002

        Operating revenues increased $16.1 million, or 11 percent, due primarily to increased facility charge revenues of $9.2 million from incremental projects placed in service in late 2002 and higher short term firm and interruptible transportation revenues of $6.0 million primarily due to the execution of several maximum rate contracts during the second quarter of 2003 with primary terms that extend through July 2003, October 2003 and April 2004.

        Pipeline's transportation service accounted for 94 percent and 95 percent of operating revenues for the six-month periods ended June 30, 2003 and 2002, respectively. Additionally, 3 percent of operating revenues represented gas storage service in each of the six-month periods ended June 30, 2003 and 2002.

        Operating expenses increased $20.2 million, or 25 percent, due primarily to a $25.5 million charge related to the write-off of capitalized software development costs associated with a service delivery system for which a decision was made not to implement. Subsequent to the implementation of this system at Transco, a subsidiary of WGP, in the second quarter of 2003 and a determination of the unique and additional programming requirements that would be needed to complete the system at Pipeline, management determined that the system would not be implemented. Depreciation increased $2.6 million due primarily to the increase in property resulting from completion of recent construction projects. These increases were partially offset by a $6.3 million reduction in pension expense, due primarily to an accrual in 2002 for an enhanced-benefit early retirement option offered to certain Williams employee groups, and lower labor costs of $2.3 million resulting primarily from lower staffing levels.

        Other income increased $1.3 million due to a higher allowance for equity funds used during construction resulting from the increase in capital expenditures for construction projects.

        Interest on long-term debt increased $4.7 million due to the March 4, 2003, $175 million debt offering of 8.125 percent senior notes due 2010.

        The following table summarizes volumes and capacity for the periods indicated:


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      2003            2002
                                                   ---------       ---------

Total Throughput (TBtu)                                367           372
Average Daily Transportation Volumes (TBtu)            2.0           2.1
Average Daily Reserved Capacity Under Base
   Firm Contracts (TBtu)                               2.2           2.3
Average Daily Reserved Capacity Under Short-
   Term Firm Contracts (TBtu)(1)                       0.8           0.4


----------

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

        Pipeline has an effective registration statement on file with the Securities and Exchange Commission. At June 30, 2003, approximately $150 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Pipeline believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

        On March 4, 2003, Pipeline issued $175 million of 8.125 percent senior notes due 2010. Pipeline is using the proceeds for general corporate purposes, including the funding of capital expenditures.

        On June 6, 2003, Williams entered into a two-year $800 million revolving credit facility, primarily for the purpose of issuing letters of credit. Williams, Pipeline and Transco, a subsidiary of WGP, have access to all unborrowed amounts. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105 percent of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding. The new credit facility replaces a $1.1 billion credit line entered into in July 2002 that was comprised of a $700 million secured revolving credit facility and a $400 million secured letter of credit facility. The previous agreements were secured by substantially all of Williams' midstream assets. The new agreement releases these assets as collateral. The interest rate on the new agreement is variable at the London Interbank Offered Rate ("LIBOR") plus 0.75 percent. At June 30, 2003, letters of credit totaling $387 million have been issued by the participating financial institutions under this facility and no revolving credit loans were outstanding. At June 30, 2003, the amount of restricted investments securing this facility was $461.1 million, which collateralized the facility at 119.25 percent.

        As a participant in Williams' cash management program, Pipeline makes advances to and receives advances from Williams through Pipeline's parent company, WGP. At June 30, 2003, the advances due Pipeline by WGP totaled $66.5 million. The advances are represented by demand notes. Effective June 2003, the interest rate on intercompany demand notes is the LIBOR on the first day of the month plus 0.75%. Due to its current cash balance and anticipated asset sales in the future, Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Pipeline.

        INTERIM RULE (ORDER NO. 634, DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposed restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would have precluded public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintained investment-grade credit ratings and the FERC-regulated affiliate maintained stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding. On June 26, 2003, the FERC issued an Interim Rule (Order No. 634), which requires FERC-regulated entities to have their cash management programs in writing and to have all such programs specify: (i) the duties and responsibilities of administrators and participants, (ii) the methods for calculating interest and for allocating interest and expenses, and (iii) restrictions on borrowing from the programs. The Interim Rule is effective on August 7, 2003. The Interim Rule also seeks industry comment on new reporting requirements that would require FERC-regulated entities to file their cash management programs with the FERC and to notify the FERC when their proprietary capital ratio drops below 30% of total capitalization and when it subsequently returns to or exceeds 30%. This Interim Rule replaces the earlier NOPR on cash management described above.

CREDIT RATINGS

        In the second quarter of 2003, Moody's Investors Services and Fitch Ratings raised Pipeline's credit rating on its senior unsecured long-term debt as shown below. The rating given by Standard and Poor's is B+ and has not changed during 2003.

        Moody's Investors Services         B3 to B1
        Fitch Ratings                      BB- to BB


CAPITAL EXPENDITURES

        Pipeline anticipates 2003 capital expenditures will total approximately $292.5 million, of which approximately $53.7 million will be for maintenance capital expenditures and other non-expansion related items. Through June 30, 2003, Pipeline has expended $107.6 million for capital additions.

EXPANSION PROJECTS

ROCKIES EXPANSION PROJECT On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 175,000 dekatherms ("Dth") per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project includes the installation of 91 miles of pipeline loop and the upgrading or modification of six compressor stations for a total increase of 26,057 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. The FERC issued a certificate in September 2002 approving the project. Pipeline filed an application with the FERC in February 2003 to amend the certificate to reflect minor facility scope changes. The certificate amendment was issued by the FERC on May 7, 2003. Construction started May 20, 2003, with a targeted in-service date of November 1, 2003. The current estimated cost of the expansion project is approximately $140 million, of which approximately $16 million will be offset by settlement funds to be received from a former customer in connection with a contract restructuring.

EVERGREEN EXPANSION PROJECT On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide 276,625 Dth per day of firm transportation service from Sumas, Washington to Chehalis, Washington to serve new power generation demand in western Washington. The Evergreen Expansion Project includes installing 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 64,160 horsepower of compression. The FERC issued a certificate on June 27, 2002 approving the expansion and the incremental rates to be charged to our expansion customers. Pipeline started construction in October 2002 with completion targeted for October 1, 2003. Pipeline filed an application with the FERC in January 2003 to amend the certificate to reflect minor facility scope and schedule changes. The certificate amendment was issued by the FERC on May 7, 2003. The estimated cost of the expansion project is approximately $198 million. The Evergreen Expansion customers have agreed to pay for the cost of service of this expansion on an incremental basis. This expansion is based on 15 and 25 year contracts and is expected to provide approximately $42 million of operating revenues in its first 12 months of operation.

COLUMBIA GORGE EXPANSION PROJECT Pipeline's October 3, 2001 application with respect to the Evergreen Expansion Project, which was approved by the FERC on June 27, 2002, also requested approvals to construct and operate an expansion of its pipeline system designed to replace 56,000 Dth per day of northflow design displacement capacity from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project includes upgrading, replacing or modifying five existing compressor stations and adding a net total of 23,900 horsepower of compression. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of approximately 84 percent of the expansion costs into the existing rates with the remainder to be allocated to the incremental Evergreen Expansion customers. Pipeline's January 2003 application to amend the certificate, which was approved by the FERC on May 7, 2003, also reflected minor facility scope changes for the Columbia Gorge Expansion Project. Pipeline started construction on May 8, 2003, with a targeted in-service date of November 1, 2003. The estimated cost of the expansion project is approximately $43 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

        An evaluation of the effectiveness of the design and operation of Pipeline's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) ("Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of Pipeline's management, including Pipeline's Senior Vice President and Vice President and Treasurer. Based upon that evaluation, Pipeline's Senior Vice President and Vice President and Treasurer concluded that, subject to the limitations noted below, these Disclosure Controls and procedures are effective.

        Pipeline's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that Pipeline's Disclosure Controls or its internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Pipeline monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; Pipeline's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as systems change and conditions warrant.

        There has been no change in Pipeline's Internal Controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Pipeline's Internal Controls.

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

                  (10)  Material contracts

                        - 1 U.S. $800,000,000 Credit Agreement dated as of June 6, 2003, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, as Borrowers, Citibank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, as Documentation Agent, Citibank, N.A. and Bank of America, N.A. as Issuing Banks, the banks named therein as Banks and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Book Runners. (filed as Exhibit 10.3 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended June 30, 2003, Commission File Number 1-4174).

                  (31)  Section 302 Certifications

                        - 1 Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

                        - 2 Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

                  (32)  Section 906 Certification

                        - 1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


              (b)  Reports on Form 8-K.

                   None.

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



                                             NORTHWEST PIPELINE CORPORATION
                                         ---------------------------------------
                                                       Registrant

                                  By:           /s/ Jeffrey P. Heinrichs
                                         ---------------------------------------
                                                    Jeffrey P. Heinrichs
                                                         Controller
                                               (Duly Authorized Officer and
                                                 Chief Accounting Officer)



Date:   August 12, 2003

                                  EXHIBIT INDEX

EXHIBIT
NO.              DESCRIPTION
---              -----------

31.1             Section 302 Certification of Principal Executive Officer

31.2             Section 302 Certification of Principal Financial Officer

32.1             Section 906 Certification of Principal Executive Officer and
                 Principal Financial Officer