Form 10-Q
period 2003-09-30
NORTHWEST PIPELINE CORP
filed 2003-11-06
CIK 110019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 1-7414

                         NORTHWEST PIPELINE CORPORATION
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        87-0269236
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                                 295 Chipeta Way
                           Salt Lake City, Utah 84108
        -----------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 583-8800
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


          Class                             Outstanding at November 6, 2003
-----------------------------               -------------------------------
Common stock, $1.00 par value                         1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         NORTHWEST PIPELINE CORPORATION
                                      INDEX



                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements -

      Condensed Statement of Income, three and nine months
        ended September 30, 2003 and 2002......................................   2

      Condensed Balance Sheet as of September 30, 2003 and
        December 31, 2002......................................................   3

      Condensed Statement of Cash Flows, nine
        months ended September 30, 2003 and 2002...............................   5

      Notes to Condensed Financial Statements..................................   6

   Item 2.  Management's Narrative Analysis of the Results of Operations.......  11

   Item 4.  Controls and Procedures............................................  16


PART II.  OTHER INFORMATION....................................................  17

  Item 1.  Legal Proceedings...................................................  17

  Item 6.  Exhibits and reports on Form 8-K....................................  17


Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Northwest Pipeline Corporation believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Northwest Pipeline Corporation's 2002 Annual Report on Form 10-K and 2003 first and second quarter reports on Form 10-Q.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                         NORTHWEST PIPELINE CORPORATION
                          CONDENSED STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

================================================================================

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------    --------------------------
                                                     2003           2002           2003           2002
                                                 -----------    -----------    -----------    -----------
OPERATING REVENUES ...........................   $    79,385    $    73,042    $   240,361    $   217,887
                                                 -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   General and administrative ................        13,612         11,316         34,146         37,369
   Operation and maintenance .................         7,224          7,106         21,146         23,875
   Depreciation ..............................        16,150         14,351         47,800         43,369
   Taxes, other than income taxes ............         5,670          2,282         13,376          9,608
   Other .....................................           120             --         25,643             --
                                                 -----------    -----------    -----------    -----------

     Total operating costs and expenses ......        42,776         35,055        142,111        114,221
                                                 -----------    -----------    -----------    -----------

     Operating income ........................        36,609         37,987         98,250        103,666
                                                 -----------    -----------    -----------    -----------

OTHER INCOME - net ...........................         3,272          3,930          8,648          7,965
                                                 -----------    -----------    -----------    -----------

INTEREST CHARGES:
   Interest on long-term debt ................         9,836          6,395         27,364         19,183
   Other interest ............................           832            672          2,451          2,021
   Allowance for borrowed funds used during
   construction ..............................        (1,014)          (764)        (2,777)        (1,458)
                                                 -----------    -----------    -----------    -----------

     Total interest charges ..................         9,654          6,303         27,038         19,746
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ...................        30,227         35,614         79,860         91,885

PROVISION FOR INCOME TAXES ...................        11,410         13,403         29,927         34,614
                                                 -----------    -----------    -----------    -----------

NET INCOME ...................................   $    18,817    $    22,211    $    49,933    $    57,271
                                                 ===========    ===========    ===========    ===========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

================================================================================

                                                                September 30,      December 31,
                                                                    2003               2002
                                                               ----------------   ----------------
  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............................   $         13,398   $            207
   Advances to affiliates ..................................             71,180             17,282
   Accounts receivable -
     Trade, less reserves of $509 for September 30, 2003
      and $486 for December 31, 2002 .......................             27,628             30,031
     Affiliated companies ..................................                554                775
   Income taxes due from affiliate .........................              7,731                 --
   Materials and supplies ..................................             10,646             10,510
   Exchange gas due from others ............................              6,669              1,995
   Deferred income taxes ...................................              4,453              2,768
   Excess system gas .......................................              8,635             14,016
   Prepayments and other ...................................                495              1,334
                                                               ----------------   ----------------

       Total current assets                                             151,389             78,918
                                                               ----------------   ----------------


PROPERTY, PLANT AND EQUIPMENT, at cost .....................          2,155,458          1,937,096
   Less - Accumulated depreciation .........................            880,977            842,355
                                                               ----------------   ----------------

       Total property plant and equipment                             1,274,481          1,094,741
                                                               ----------------   ----------------

OTHER ASSETS:
   Deferred charges ........................................             55,282             49,190
                                                               ----------------   ----------------

       Total assets                                            $      1,481,152   $      1,222,849
                                                               ================   ================

See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                             CONDENSED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)

================================================================================

                                                              September 30,    December 31,
                                                                  2003              2002
                                                              -------------    -------------
        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable -
       Trade ..............................................   $      29,088    $      20,502
       Affiliated companies ...............................           7,365            7,547
   Accrued liabilities -
       Income taxes due to affiliate ......................              --           12,138
       Taxes, other than income taxes .....................           9,708            2,932
       Interest ...........................................           9,223            3,117
       Employee costs .....................................           4,117            8,075
       Exchange gas due to others .........................          15,304           16,010
       Other ..............................................           1,155              877
    Current maturities of long term debt ..................           7,500            7,500
                                                              -------------    -------------

           Total current liabilities                                 83,460           78,698
                                                              -------------    -------------


LONG-TERM DEBT LESS CURRENT MATURITIES ....................         527,538          360,023

DEFERRED INCOME TAXES .....................................         206,997          164,818

DEFERRED CREDITS AND OTHER NONCURRENT
   LIABILITIES ............................................          19,385           25,471


CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)


COMMON STOCKHOLDER'S EQUITY:
    Common stock, par value $1.00 per share;
      authorized and outstanding, 1,000 shares ............               1                1
    Additional paid-in capital ............................         262,844          262,844
    Retained earnings .....................................         384,141          334,208
    Accumulated other comprehensive loss ..................          (3,214)          (3,214)
                                                              -------------    -------------

           Total common stockholder's equity                        643,772          593,839
                                                              -------------    -------------

           Total liabilities and stockholder's equity         $   1,481,152    $   1,222,849
                                                              =============    =============


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------
OPERATING ACTIVITIES:
   Net income ...................................................   $   49,933    $   57,271
   Adjustments to reconcile to net cash provided by operating activities -
      Depreciation ..............................................       47,800        43,369
      Provision for deferred income taxes .......................       38,588        14,105
      Provision for loss on property ............................       25,643            --
      Amortization of deferred charges and credits ..............        2,101           (32)
      Allowance for equity funds used during construction .......       (6,651)       (3,051)
      Reserve for doubtful accounts .............................           23           565
      Changes in:
        Accounts receivable, income taxes due from affiliate
          and exchange gas due from others ......................       (7,898)       (7,941)
        Materials and supplies ..................................         (136)          (55)
        Other current assets ....................................        6,220         7,359
        Deferred charges ........................................       (2,483)          595
        Accounts payable, income taxes due to affiliate and
          exchange gas due to others ............................       14,243       (24,288)
        Other accrued liabilities ...............................       (2,936)        7,595
        Other deferred credits ..................................         (206)         (290)
      Other .....................................................          (24)            2
                                                                    ----------    ----------

   Net cash provided by operating activities ....................      164,217        95,204
                                                                    ----------    ----------

INVESTING ACTIVITIES:
   Property, plant and equipment -
      Capital expenditures ......................................     (250,905)     (114,814)
      Proceeds from sales .......................................           --         3,719
      Asset removal cost ........................................       (1,650)           --
      Changes in accounts payable ...............................       (6,545)          (77)
   Advances to affiliates .......................................      (53,898)       17,848
                                                                    ----------    ----------

   Net cash used by investing activities ........................     (312,998)      (93,324)
                                                                    ----------    ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt .....................      175,000            --
   Principal payments on long-term debt .........................       (7,500)           --
   Debt issuance costs ..........................................       (5,528)           --
                                                                    ----------    ----------

   Net cash provided by financing activities ....................      161,972            --
                                                                    ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................       13,191         1,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          207           443
                                                                    ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $   13,398    $    2,323
                                                                    ==========    ==========


See accompanying notes.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

         1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE AND CONTROL

         Northwest Pipeline Corporation ("Pipeline") is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC ("WGP"). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

BASIS OF PRESENTATION

        Pipeline's 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of Pipeline, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $85.9 million, as of September 30, 2003, to Pipeline as current Federal Energy Regulatory Commission ("FERC") policy does not permit Pipeline to recover through its rates amounts in excess of original cost. The accompanying financial statements reflect Pipeline's original basis in its assets and liabilities.

        The condensed financial statements have been prepared from the books and records of Pipeline. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of Pipeline's management, are necessary to present fairly its financial position at September 30, 2003, results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine month periods ended September 30, 2003 and 2002. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Pipeline's 2002 Annual Report on Form 10-K and 2003 first and second quarter reports on Form 10-Q.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2003, Williams and its subsidiaries, including Pipeline, adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Pipeline has not recorded asset retirement liabilities for its pipeline transmission assets, since a reasonable estimate of the fair value of the retirement obligations for these assets cannot be made, as the remaining life of these assets is not currently determinable. Accordingly, the impact of adopting SFAS No. 143 did not have a material effect on Pipeline's financial position or results of operations. Had SFAS No. 143 been adopted at the beginning of 2002, the impact to Pipeline's operating income and net income would have been immaterial.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation defines a variable interest entity ("VIE") as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The investments or other interests that will absorb portions of the VIE's expected losses if they occur or receive portions of the VIE's expected residual returns if they occur are called variable interests. Variable interests may include, but are not limited to, equity interests, debt instruments, beneficial interests, derivative instruments and guarantees. The Interpretation requires an entity to consolidate a VIE if that entity will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. If no party will absorb a majority of the expected losses or expected residual returns, no party will consolidate the VIE. The Interpretation also requires disclosure of significant variable interests in unconsolidated VIE's. The Interpretation is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of the Interpretation were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of the Interpretation on the entities to the first period beginning after December 15, 2003. Pipeline does not have any VIE's as defined by the Interpretation.

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT

        Subsequent to the implementation of a service delivery system at Transcontinental Gas Pipe Line Corporation ("Transco"), a subsidiary of WGP, in the second quarter of 2003 and a determination of the unique and additional programming requirements that would be needed to complete the system at Pipeline, management determined that the system would not be implemented at Pipeline. This resulted in the write-off to expense of $25.6 million of capitalized software development costs, primarily recorded during the second quarter of 2003, as reflected in the accompanying statements.

OTHER

        Cash payments for interest were $21.3 million and $12.8 million, net of interest capitalized, for the nine-month periods ended September 30, 2003 and 2002, respectively.

        Cash payments of $11.2 million and $21.1 million were made to Williams for income taxes for the nine-month periods ended September 30, 2003 and 2002, respectively.

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

        FINAL RULE (ORDER NOS. 634 AND 634-A, DOCKET NO. RM02-14-000)

        On August 1, 2002, the FERC issued a NOPR that proposed restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would have precluded public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintained investment-grade credit ratings and the FERC-regulated affiliate maintained stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding. On June 26, 2003, the FERC issued an Interim Rule (Order No. 634), which replaces the earlier NOPR on cash management described above. The Interim Rule requires FERC-regulated entities to have their cash management programs in writing and to have all such programs specify: (i) the duties and responsibilities of administrators and participants, (ii) the methods for calculating interest and for allocating interest and expenses, and (iii) restrictions on borrowing from the programs. The Interim Rule was effective on August 7, 2003. The Interim Rule also sought industry comment on new reporting requirements that would require FERC-regulated

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

entities to file their cash management programs with the FERC and to notify the FERC when their proprietary capital ratio drops below 30 percent of total capitalization and when it subsequently returns to or exceeds 30 percent. On October 23, 2003, the FERC issued its Final Rule (Order No. 634-A), which adopted the filing and reporting requirements proposed in the Interim Rule, with certain modifications. Under the Final Rule, a FERC-regulated entity must file its cash management program with the FERC for informational purposes, and must compute its proprietary capital ratio quarterly and notify the FERC within 45 days after the end of each calendar quarter if its proprietary capital ratio drops below or subsequently exceeds 30 percent.

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

        On June 8, 2001, fourteen Williams entities, including Pipeline, were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003, the court denied the plaintiffs' motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending. On May 13, 2003, the plaintiffs filed a motion for leave to file a 4th Amended Petition. On July 29, 2003, the court granted the plaintiffs' motion to file the 4th Amended Petition. All pipeline defendants, including Pipeline, are removed from the case by virtue of the 4th Amended Petition, although a formal dismissal was not filed.

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

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

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

        On June 6, 2003, Williams entered into a two-year $800 million revolving credit facility, primarily for the purpose of issuing letters of credit. Williams, Pipeline and Transco, a subsidiary of WGP, have access to all unborrowed amounts. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105 percent of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding. The new credit facility replaces a $1.1 billion credit line entered into in July 2002 that was comprised of a $700 million secured revolving credit facility and a $400 million secured letter of credit facility. The previous agreements were secured by substantially all of Williams' Midstream Gas and Liquids assets. The new agreement releases these assets as collateral. The interest rate on the new agreement is variable at the London Interbank Offered Rate ("LIBOR") plus 0.75 percent. At September 30, 2003, letters of credit totaling $422 million have been issued by the participating financial institutions under this facility and no revolving credit loans were outstanding. At September 30, 2003, the amount of restricted investments securing this facility was $443.7 million, which collateralized the facility at 105.14 percent.

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

                         NORTHWEST PIPELINE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           ---------------------   ---------------------
                                             2003        2002        2003        2002
                                           ---------   ---------   ---------   ---------
                                          (Thousands of Dollars)   (Thousands of Dollars)
Net income, as reported                    $  18,817   $  22,211   $  49,933   $  57,271
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of tax                   147          78         434         270
                                           ---------   ---------   ---------   ---------
Pro forma net income                       $  18,670   $  22,133   $  49,499   $  57,001
                                           =========   =========   =========   =========

        Pro forma amounts for 2003 include compensation expense from Williams awards made in 2003, 2002 and 2001.Pro forma amounts for 2002 include compensation expense from certain awards made in 1999 and compensation expense from awards made in 2002 and 2001.

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

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                                     GENERAL

        The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management's narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline's 2002 Annual Report on Form 10-K and with the condensed financial statements and notes thereto and Item 2 contained in Pipeline's 2003 first and second quarter reports on Form 10-Q and within this report.

2003 PIPELINE BREAK NEAR AUBURN, WASHINGTON

        On May 1, 2003, a line break occurred on Pipeline's 26-inch gas transmission line near Auburn, Washington. There were no injuries and no ignition. An independent consultant, performing a metallurgical investigation, has concluded the cause of the line break was stress corrosion cracking. On May 2, 2003, the Department of Transportation issued a Corrective Action Order in response to the line break. The Order requires that Pipeline maintain an operating pressure in the 26-inch line between Sumas and Washougal not to exceed 80 percent of the maximum allowable operating pressure ("MAOP") until further written order of the Director, Western Region, Office of Pipeline Safety ("OPS"). Pipeline complied with the Corrective Action Order and is working with the OPS to eliminate the pressure limitation. However, the pressure limitation may continue into 2004. The 26-inch line is looped with a 30-inch line between Sumas and Washougal enabling Pipeline to currently meet all of its contractual obligations to customers despite the pressure limitation. Under certain conditions of high demand for gas sourced at Sumas, Washington, Pipeline's ability to meet its firm service obligations in the future may be negatively impacted. Pipeline has developed a plan, subject to final approval of the OPS, to ensure the integrity of the line and restore it to full service. Based on that plan, Pipeline has prepared a preliminary capital cost estimate of approximately $9.7 million for testing and internal inspections of portions of the line. Pipeline has incurred approximately $3.6 million to date for inspection and remediation activities. Costs for additional inspections and remediation are not yet known and will be determined based on analysis of the results from the internal inspections.

WILLIAMS' RECENT EVENTS

        As discussed in Pipeline's Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted Williams' operations, both past and future. On February 20, 2003, Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events which have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through additional asset sales, strategic levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status and developing a balance sheet capable of supporting retained businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of approximately $4.0 billion during 2003 and 2004, primarily from asset sales as well as the contribution of proceeds from the sale and/or termination of certain contracts within its marketing and trading portfolio. Through September 30, 2003, Williams received approximately $3.1 billion in net proceeds from the sale of assets and businesses and the sale and/or termination of certain marketing and trading contracts.Of this amount, $2.8 billion was realized from the sale of assets and businesses. As previously announced, Williams intends to reduce its commitment to its power business, which may be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Additionally, through the nine month period ended September 30, 2003, Williams Power Company (formerly named Williams Energy Marketing and Trading Company) has sold or entered into agreements to terminate certain contracts for cash proceeds totaling approximately $315 million.

        As of September 30, 2003, Williams has notes payable and long-term debt maturing through first-quarter 2004 totaling approximately $1.6 billion, consisting largely of $1.4 billion of Williams' senior unsecured 9.25 percent notes. In the third quarter of 2003, Williams' Board of Directors authorized Williams to retire or otherwise prepay up to $1.8 billion of debt, including $1.4 billion designated for Williams' 9.25 percent notes due March 15, 2004. On October 7, 2003, Williams announced a cash tender offer for any and all of these $1.4 billion notes as well as cash tender offers and consent solicitations for approximately $241 million of additional outstanding notes and debentures. Williams will use available cash to fund the purchase of any notes accepted under the tender offers. As of October 31, 2003, approximately $720 million of the 9.25 percent notes had been accepted for purchase. Additionally, Williams received tenders of notes and deliveries of related consents from holders of approximately $230 million of the other notes. The tender offers are scheduled to expire on November 6, 2003. Williams anticipates that cash on hand, proceeds from additional asset sales and cash flows from retained businesses will enable Williams to meet its liquidity needs.

                              RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

        This analysis discusses financial results of Pipeline's operations for the nine-month periods ended September 30, 2003 and 2002. Variances due to changes in price and volume have little impact on revenues, because under Pipeline's rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

        Operating revenues increased $22.5 million, or 10 percent, due primarily to increased facility charge revenues of $14.7 million from incremental projects placed in service in late 2002 and higher short term firm and interruptible transportation revenues of $6.3 million primarily due to the execution of several maximum rate contracts during the second quarter of 2003 with primary terms that extend through July 2003, October 2003 and April 2004.

        Pipeline's transportation service accounted for 94 percent and 95 percent of operating revenues for the nine-month periods ended September 30, 2003 and 2002, respectively. Additionally, 3 percent of operating revenues represented gas storage service in each of the nine-month periods ended September 30, 2003 and 2002.

        Operating expenses increased $27.9 million, or 24 percent, due primarily to a $25.6 million charge related to the write-off of capitalized software development costs associated with a service delivery system for which a decision was made not to implement. Subsequent to the implementation of this system at Transco, a subsidiary of WGP, in the second quarter of 2003 and a determination of the unique and additional programming requirements that would be needed to complete the system at Pipeline, management determined that the system would not be implemented. Depreciation increased $4.4 million due primarily to the increase in property resulting from completion of recent construction projects. Taxes, other than income taxes increased $3.8 million due to increased property taxes. These increases were partially offset by a $5.5 million reduction in pension expense, due primarily to an accrual in 2002 for an enhanced-benefit early retirement option offered to certain Williams employee groups.

         Interest on long-term debt increased $8.2 million due to the March 4, 2003, $175 million debt issuance of 8.125 percent senior notes due 2010.

        The following table summarizes volumes and capacity for the periods indicated:

                                                               Nine Months Ended
                                                                 September 30,
                                                               ------------------
                                                               2003          2002
                                                               ----          ----
         Total Throughput (TBtu)                                514           534

         Average Daily Transportation Volumes (TBtu)            1.9           2.0
         Average Daily Reserved Capacity Under Base
            Firm Contracts (TBtu)                               2.3           2.5
         Average Daily Reserved Capacity Under Short-
            Term Firm Contracts (TBtu)(1)                       0.8           0.4

-------------
(1) Consists primarily of additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis, because it does not involve the construction of additional mainline capacity.

                         CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

        Pipeline funds its capital requirements with cash flows from operating activities, by accessing capital markets, by repayments of funds advanced to WGP and, if required, by borrowings under the Credit Agreement and advances from WGP.

        Pipeline has an effective registration statement on file with the Securities and Exchange Commission. At September 30, 2003, approximately $150 million of shelf availability remains under this registration statement, which may be used to issue debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under this arrangement. Pipeline believes any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with its current credit ratings.

        On March 4, 2003, Pipeline issued $175 million of 8.125 percent senior notes due 2010. Pipeline is using the proceeds for general corporate purposes, including the funding of capital expenditures.

        On June 6, 2003, Williams entered into a two-year $800 million revolving credit facility, primarily for the purpose of issuing letters of credit. Williams, Pipeline and Transco, a subsidiary of WGP, have access to all unborrowed amounts. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105 percent of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding. The new credit facility replaces a $1.1 billion credit line entered into in July 2002 that was comprised of a $700 million secured revolving credit facility and a $400 million secured letter of credit facility. The previous agreements were secured by substantially all of Williams' Midstream Gas and Liquids assets. The new agreement releases these assets as collateral. The interest rate on the new agreement is variable at the London Interbank Offered Rate ("LIBOR") plus 0.75 percent. At September 30, 2003, letters of credit totaling $422 million have been issued by the participating financial institutions under this facility and no revolving credit loans were outstanding. At September 30, 2003, the amount of restricted investments securing this facility was $443.7 million, which collateralized the facility at 105.14 percent.

        As a participant in Williams' cash management program, Pipeline makes advances to and receives advances from Williams through Pipeline's parent company, WGP. At September 30, 2003, the advances due Pipeline by WGP totaled $71.2 million. The advances are represented by demand notes. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams' debt outstanding at the end of each quarter. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay Pipeline.

        FINAL RULE (ORDER NOS. 634 AND 634-A, DOCKET NO. RM02-14-000) On August 1, 2002, the FERC issued a NOPR that proposed restrictions on various types of cash management programs employed by companies in the energy industry such as Williams and its subsidiaries, including Pipeline. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would have precluded public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintained investment-grade credit ratings and the FERC-regulated affiliate maintained stockholder's equity of at least 30 percent of total capitalization. Williams' and Pipeline's current credit ratings are not investment grade. Pipeline participated in comments filed in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss issues raised in the comments filed by parties in this proceeding. On June 26, 2003, the FERC issued an Interim Rule (Order No. 634), which replaces the earlier NOPR on cash management described above. The Interim Rule requires FERC-regulated entities to have their cash management programs in writing and to have all such programs specify: (i) the duties and responsibilities of administrators and participants, (ii) the methods for calculating interest and for allocating interest and expenses, and (iii) restrictions on borrowing from the programs. The Interim Rule was effective on August 7, 2003. The Interim Rule also sought industry comment on new reporting requirements that would require FERC-regulated entities to file their cash management programs with the FERC and to notify the FERC when their proprietary capital ratio drops below 30 percent of total capitalization and when it subsequently returns to or exceeds 30 percent. On October 23, 2003, the FERC issued its Final Rule (Order No. 634-A), which adopted the filing and reporting requirements proposed in the Interim Rule, with certain modifications. Under the Final Rule, a FERC-regulated entity must file its cash management program with the FERC for informational purposes, and must compute its proprietary capital ratio quarterly and notify the FERC within 45 days after the end of each calendar quarter if its proprietary capital ratio drops below or subsequently exceeds 30 percent.


CREDIT RATINGS

         During 2003, Moody's Investors Services and Fitch Ratings raised Pipeline's credit rating on its senior unsecured long-term debt as shown below. The rating given by Standard and Poor's is B+ and has not changed during 2003.

         Moody's Investors Services         B3 to B1
         Fitch Ratings                      BB- to BB

CAPITAL EXPENDITURES

        Pipeline anticipates 2003 capital expenditures will total approximately $327.1 million, of which approximately $58.2 million will be for maintenance capital expenditures and other non-expansion related items. Through September 30, 2003, Pipeline has expended $250.9 million for capital additions.


EXPANSION PROJECTS

ROCKIES EXPANSION PROJECT On August 29, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide an additional 175,000 dekatherms ("Dth") per day of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The Rockies Expansion Project includes the installation of 91 miles of pipeline loop and the upgrading or modification of six compressor stations for a total increase of 26,057 horsepower. Pipeline reached a settlement agreement with the majority of its firm shippers to support roll-in of the expansion costs into its existing rates. The FERC issued a certificate in September 2002 approving the project. Pipeline filed an application with the FERC in February 2003 to amend the certificate to reflect minor facility scope changes. The certificate amendment was issued by the FERC on May 7, 2003. Construction started May 20, 2003, with a targeted in-service date of November 1, 2003. The current estimated cost of the expansion project is approximately $140 million, of which approximately $16 million will be offset by settlement funds to be received from a former customer in connection with a contract restructuring. Most of the facilities associated with the Rockies Expansion will be placed in-service on November 1, 2003, as planned. However some of the facilities associated with the Muddy Creek Loop may not be ready to be placed in-service until late November 2003. While this partial delay of some facilities being placed in-service is not expected to limit Pipeline's ability to meet firm transportation service obligations, depending on demand and market conditions, it may require Pipeline to impose specific flow conditions on certain customers to ensure that sufficient displacement is occurring on the system in order to satisfy all firm transportation requests.

EVERGREEN EXPANSION PROJECT On October 3, 2001, Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system designed to provide 276,625 Dth per day of firm transportation service from Sumas, Washington to Chehalis, Washington to serve new power generation demand in western Washington. The Evergreen Expansion Project included installation of 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 64,160 horsepower of compression. The FERC issued a certificate on June 27, 2002 approving the expansion and the incremental rates to be charged to our expansion customers. Pipeline filed an application with the FERC in January 2003 to amend the certificate to reflect minor facility scope and schedule changes. The certificate amendment was issued by the FERC on May 7, 2003. The estimated cost of the expansion project is approximately $198 million. The Evergreen Expansion customers have agreed to pay for the cost of service of this expansion on an incremental basis. This expansion is based on 15 and 25 year contracts and is expected to provide approximately $42 million of operating revenues in its first 12 months of operation. The Evergreen Expansion was completed on schedule and placed in-service on October 1, 2003.

COLUMBIA GORGE EXPANSION PROJECT Pipeline's October 3, 2001 application with respect to the Evergreen Expansion Project, which was approved by the FERC on June 27, 2002, also requested approvals to construct and operate an expansion of its pipeline system designed to replace 56,000 Dth per day of northflow design displacement capacity from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project includes upgrading, replacing or modifying five existing compressor stations and adding a net total of 23,900 horsepower of compression. Pipeline reached a settlement with the majority of its firm shippers to support roll-in of approximately 84 percent of the expansion costs into the existing rates with the remainder to be allocated to the incremental Evergreen Expansion customers. Pipeline's January 2003 application to amend the certificate, which was approved by the FERC on May 7, 2003, also reflected minor facility scope changes for the Columbia Gorge Expansion Project. Pipeline started construction on May 8, 2003, with a targeted in-service date of November 1, 2003. The project was placed in-service on October 21, 2003. The estimated cost of the expansion project is approximately $43 million.

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



                                       NORTHWEST PIPELINE CORPORATION
                                      --------------------------------
                                              Registrant



                                By:     /s/ Jeffrey P. Heinrichs
                                      --------------------------------
                                            Jeffrey P. Heinrichs
                                                Controller
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)



Date: November 6, 2003

                                  EXHIBIT INDEX



Exhibit
-------
  31.1    Section 302 Certification of Principal Executive Officer

  31.2    Section 302 Certification of Principal Financial Officer

  32.1    Section 906 Certification of Principal Executive Officer and Principal
          Financial Officer