Form 10-Q
period 2004-03-31
NORTHWEST PIPELINE CORP
filed 2004-05-06
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number 1-7414

NORTHWEST PIPELINE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	87-0269236

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Chipeta Way
Salt Lake City, Utah 84108

(Address of principal executive offices and Zip Code)

(801) 583-8800

(Registrant’s telephone number, including area code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common stock, $1 par value	1,000 shares

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NORTHWEST PIPELINE CORPORATION

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in our 2003 Annual Report on Form 10-K.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING REVENUES	$85,476	$79,624

OPERATING EXPENSES:
General and administrative	15,320	8,623
Operation and maintenance	7,763	6,146
Depreciation	17,114	15,716
Regulatory (credits) charges	(2,098)	—
Taxes, other than income taxes	5,130	3,941

Total operating costs and expenses	43,229	34,426

Operating income	42,247	45,198

OTHER INCOME — net	1,926	1,626

INTEREST CHARGES:
Interest on long-term debt	9,662	7,579
Other interest	852	796
Allowance for borrowed funds used during construction	(30)	(613)

Total interest charges	10,484	7,762

INCOME BEFORE INCOME TAXES	33,689	39,062
PROVISION FOR INCOME TAXES	12,732	14,756

NET INCOME	$20,957	$24,306

CASH DIVIDENDS ON COMMON STOCK	$60,000	$—

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230	$653
Advance to affiliates	69,564	86,356
Accounts receivable —
Trade, less reserves of $320 for March 31, 2004 and December 31, 2003	30,876	31,731
Affiliated companies	774	578
Materials and supplies	8,648	9,500
Exchange gas due from others	9,069	10,246
Deferred income taxes	4,184	4,232
Prepayments and other	934	1,213

Total current assets	124,279	144,509

PROPERTY, PLANT AND EQUIPMENT, at cost	2,203,788	2,199,041
Less — Accumulated depreciation	896,870	886,092

Total property, plant and equipment	1,306,918	1,312,949

OTHER ASSETS:
Deferred charges	58,391	60,202
Regulatory assets	8,490	6,385

Total other assets	66,881	66,587

Total assets	$1,498,078	$1,524,045

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable —
Trade	$16,239	$18,609
Affiliated companies	13,952	13,076
Accrued liabilities —
Income taxes due to affiliate	2,098	1,444
Taxes, other than income taxes	12,754	8,521
Interest	9,105	7,694
Employee costs	5,246	7,589
Exchange gas due to others	4,848	4,757
Exchange gas offset	4,221	5,489
Other	2,225	2,256
Current maturities of long-term debt	7,500	7,500

Total current liabilities	78,188	76,935

LONG-TERM DEBT, LESS CURRENT MATURITIES	527,547	527,542

DEFERRED INCOME TAXES	232,208	221,674

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	28,831	27,935

CONTINGENT LIABILITIES AND COMMITMENTS
COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	262,844	262,844
Retained earnings	368,459	407,502
Accumulated other comprehensive loss	—	(388)

Total common stockholder’s equity	631,304	669,959

Total liabilities and stockholder’s equity	$1,498,078	$1,524,045

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
OPERATING ACTIVITIES:
Net income	$20,957	$24,306
Adjustments to reconcile to net cash provided by operating activities —
Depreciation	17,114	15,716
Provision for deferred income taxes	10,582	13,099
Amortization of deferred charges and credits	1,666	305
Allowance for equity funds used during construction	(51)	(1,468)
Reserve for doubtful accounts	—	43
Changes in:
Accounts receivable and exchange gas due from others	1,836	(4,928)
Materials and supplies	852	(118)
Other current assets	279	(765)
Deferred charges	(1,124)	(917)
Accounts payable, income taxes due to affiliate and exchange gas due to others	(5,817)	10,638
Other accrued liabilities	3,924	(4,244)
Other deferred credits	(47)	(68)

Net cash provided by operating activities	50,171	51,599

INVESTING ACTIVITIES:
Property, plant and equipment —
Capital expenditures	(11,245)	(55,980)
Proceeds from sales	713	—
Asset removal cost	—	(495)
Changes in accounts payable	3,146	1,389
Advances to affiliates	16,792	(14,516)

Net cash provided by (used in) financing activities	9,406	(69,602)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	175,000
Debt issuance costs	—	(4,375)
Dividends paid	(60,000)	—

Net cash provided by (used in) financing activities	(60,000)	170,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(423)	152,622
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	653	207

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230	$152,829

See accompanying notes

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure and Control

     Northwest Pipeline Corporation (“Pipeline”) is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC (“WGP”). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (“Williams”).

     In this report, Northwest Pipeline Corporation is at times referred to in the first person as “we”, “us” or “our”.

Basis of Presentation

     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $83.8 million, as of March 31, 2004, to us as current Federal Energy Regulatory Commission (“FERC”) policy does not permit us to recover through our rates amounts in excess of original cost. The accompanying financial statements reflect our original basis in our assets and liabilities.

     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2004, and results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Other

     Cash payments for interest were $8.2 million and $0.9 million, net of interest capitalized, in the three month periods ended March 31, 2004 and 2003, respectively.

     Cash payments of $1.5 million and $10.8 million were made to Williams for income taxes in the three month periods ended March 31, 2004 and 2003, respectively.

2. CONTINGENT LIABILITIES AND COMMITMENTS

Legal Proceedings

     In 1998, the United States Department of Justice (“DOJ”) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries, including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Safety Matters

     Pipeline Integrity Regulations In December 2003, the United States Department of Transportation Office of Pipeline Safety issued a final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002 that was enacted in December 2002. The rule requires gas pipeline operators to develop integrity management programs for transmission pipelines that could affect high consequence areas in the event of pipeline failure, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and repairs will be between $75 million and $100 million over the 2003 to 2012 period. Developing and implementing the required public education program, including a process for measuring and evaluating the effectiveness of safety information distributed to various stakeholder groups, is expected to cost less than $1 million. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

Other Matters

     In addition to the foregoing, various other proceedings are pending against us incidental to our operations.

Summary

     Litigation, arbitration, regulatory matters and environmental and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon our future financial position or results of operations.

Other Commitments

     In December 2003, we received an Amended Corrective Action Order (“ACAO”) from the U.S. Department of Transportation’s Office of Pipeline Safety (“OPS”) regarding a segment of one of our natural gas pipelines in western Washington. The pipeline experienced two breaks in 2003 and we subsequently idled the pipeline segment until its integrity could be assured. The decision to idle the pipeline has not had a significant impact on our ability to meet market demand, primarily because we have a parallel pipeline in the same corridor. We have initiated an extensive testing program on the pipeline, including internal inspection and hydrostatic testing. As of the end of the day on May 4, 2004, approximately 85 miles have been hydrotested, representing approximately seventy-seven percent of the testing that is planned to restore portions of the existing pipeline to temporary service by this summer. In the course of this extensive testing, one leak has been discovered which will be remediated prior to returning that portion of the line to service. We will be requesting approval from OPS on a segment-by-segment basis upon completion of the testing program. On April 19, 2004, OPS approved returning the first 17-mile segment to service. We have determined that we must restore portions of the existing pipeline to temporary service to ensure our ability to meet customer short-

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

term demands. As currently required by OPS, we plan to then replace the pipeline’s entire capacity to meet long-term demands. The total costs are expected to be in the range of approximately $350 million to $410 million over the period 2003 to 2006, including approximately $9.0 million spent in 2003 and $7.2 million for the first quarter of 2004. The majority of these costs will be spent in 2005 and 2006. We expect to have adequate financial resources to comply with the order and replace the capacity. We anticipate filing a rate case to recover these costs following the in-service date of the replacement facilities.

3. DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt

     The interest rate on Williams’ current $800 million secured revolving and letter of credit facility (“Credit Agreement”), under which Pipeline has access to all unborrowed amounts, is variable at the London Interbank Offering Rate (“LIBOR”) plus 0.75% or 1.84% at March 31, 2004. As of March 31, 2004, letters of credit totaling $268 million have been issued by the participating financial institutions under this facility and remain outstanding. No revolving credit loans were outstanding. At March 31, 2004, the amount of restricted investments securing this facility was $283.6 million, which collateralized the facility at approximately 106%.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility which is available for borrowings and letters of credit. Pipeline and Transcontinental Gas Pipe Line Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

4. STOCK-BASED COMPENSATION

     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended March 31,
	2004	2003
	(Thousands of Dollars)
Net income, as reported	$20,957	$24,306
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	156	140

Pro forma net income	$20,801	$24,166

     Pro forma amounts for 2004 include compensation expense from Williams awards made in 2004, 2003, 2002 and 2001. Also included in the 2004 pro forma expense is $42,421 of incremental expense associated with the stock option exchange program discussed below. Pro forma amounts for 2003 include compensation expense from Williams awards made in 2003, 2002, and 2001.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

     Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

     On May 15, 2003, Williams’ shareholders approved a stock option exchange program. Under this program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options were granted on December 29, 2003. We did not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, we recognized additional expense related to these new options. The remaining expense on the cancelled options will be amortized through year-end 2004.

ITEM 2. Management’s Narrative Analysis of Results of Operations

GENERAL

     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of Pipeline’s 2003 Annual Report on Form 10-K and with the condensed financial statements and notes thereto contained within this report.

2003 PIPELINE BREAK NEAR AUBURN, WASHINGTON

     In December 2003, we received an Amended Corrective Action Order (“ACAO”) from the U.S. Department of Transportation’s Office of Pipeline Safety (“OPS”) regarding a segment of one of our natural gas pipelines in western Washington. The pipeline experienced two breaks in 2003 and we subsequently idled the pipeline segment until its integrity could be assured. The decision to idle the pipeline has not had a significant impact on our ability to meet market demand, primarily because we have a parallel pipeline in the same corridor. We have initiated an extensive testing program on the pipeline, including internal inspection and hydrostatic testing. As of the end of the day on May 4, 2004, approximately 85 miles have been hydrotested, representing approximately seventy-seven percent of the testing that is planned to restore portions of the existing pipeline to temporary service by this summer. In the course of this extensive testing, one leak has been discovered which will be remediated prior to returning that portion of the line to service. We will be requesting approval from OPS on a segment-by-segment basis upon completion of the testing program. On April 19, 2004, OPS approved returning the first 17-mile segment to service. We have determined that we must restore portions of the existing pipeline to temporary service to ensure our ability to meet customer short-term demands. As currently required by OPS, we plan to then replace the pipeline’s entire capacity to meet long-term demands. The total costs are expected to be in the range of approximately $350 million to $410 million over the period 2003 to 2006, including approximately $9.0 million spent in 2003 and $7.2 million for the first quarter of 2004. The majority of these costs will be spent in 2005 and 2006. We expect to have adequate financial resources to comply with the order and replace the capacity. We anticipate filing a rate case to recover these costs following the in-service date of the replacement facilities.

REGULATORY MATTERS

     Order Nos. 2004 and 2004-A (Docket No. RM01-10-000) On November 25, 2003, the FERC issued Order No. 2004 adopting uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The standards regulate the conduct of transmission providers with their energy affiliates. In Order No. 2004, the FERC defined energy affiliates broadly to include any non-transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, manages or controls transmission capacity or that buys, sells, trades or administers natural gas or electric energy, engages in financial transactions relating to the sale or transmission of natural gas or electricity, and Hinshaw and intrastate pipelines. In Order No. 2004-A, issued on April 16, 2004, the FERC, among other things, clarified the definition of energy affiliates in a manner which should narrow its scope. Transmission providers must comply with the new standards of conduct by September 1, 2004. We filed and posted a plan and schedule for implementing the requirements of Order No. 2004 on February 9, 2004, and currently are reviewing these new standards (as modified by Order No. 2004-A), preparing to adopt new compliance measures and evaluating the impact of increased costs to us.

WILLIAMS’ RECENT EVENTS

     In February 2003, Williams outlined its planned business strategy in response to the events that significantly impacted the energy sector and Williams during late 2001 and much of 2002. The plan focused on migrating to an integrated natural gas business comprised of a strong, but smaller portfolio of natural gas businesses, reducing debt and increasing Williams’ liquidity through assets sales, strategic levels of financing and reductions in operating costs. The plan was designed to address near-term and medium-term debt and liquidity issues, to de-leverage Williams with the objective of returning to investment grade status and to develop a balance sheet and cash flows capable of supporting and ultimately growing its remaining businesses.

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, Williams successfully executed certain critical components of its plan during 2003. Key execution steps for 2004 and beyond include the completion of planned asset sales, additional reductions of Williams’ selling, general and administrative (SG&A) costs, the replacement of its cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash and continuation of efforts to exit from the power business. Projected asset sales are expected to generate proceeds of approximately $800 million in 2004. On March 31, 2004, Williams completed an asset sale for proceeds of approximately $279 million.

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

     This analysis discusses financial results of Pipeline’s operations for the three-month periods ended March 31, 2004 and 2003. Variances due to changes in price and volume have little impact on revenues, because under Pipeline’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

     Operating revenues increased $5.9 million, or 7 percent, due primarily to increased transportation revenues of $9.8 million from the incremental Evergreen project placed in service in late 2003 offset by lower short term firm and interruptible transportation revenues of $2.8 million primarily due to a decrease in basin price differentials and lower revenue related to equity AFUDC of $1.2 million.

     Pipeline’s transportation service accounted for 97 percent and 94 percent of operating revenues for the three-month periods ended March 31, 2004 and 2003, respectively. Additionally, gas storage service accounted for 2 percent and 3 percent of operating revenues for the three-month periods ended March 31, 2004 and 2003 respectively.

     Operating costs and expenses increased $8.8 million, or 26 percent, due primarily to G&A increases of $3.7 million in pension expense, $2.2 million higher general corporate overhead allocation and $0.8 million higher miscellaneous G&A costs. O&M increased due to $0.4 million higher labor costs and $1.0 million other miscellaneous costs. Depreciation expense increased by $1.4 million and Other Taxes increased by $1.2 million due to the increase in property resulting from recent construction projects. The higher costs and operating expenses were partially offset by the Regulatory credit of $2.1 million related to the Evergreen expansion project.

     Operating income decreased $3.0 million, or 7 percent, due to the higher operating expenses partially offset by the higher revenues discussed above.

     Interest on long-term debt increased $2.1 million due to the March 4, 2003, $175 million private debt offering of 8.125 percent senior notes due 2010.

     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2004	2003
Total Throughput (TBtu)	177	195
Average Daily Transportation Volumes (TBtu)	1.9	2.2
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity (TBtu)	2.5	2.3
Average Daily Reserved Capacity Under Short-Term Firm Contracts (TBtu) (1)	0.5	0.7

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.

CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     We fund our capital requirements with cash flows from operating activities, by repayments of funds advanced to WGP, by accessing capital markets, and, if required, by borrowings under the Credit Agreement and advances from WGP.

     We have an effective registration statement on file with the Securities and Exchange Commission. At March 31, 2004, $150 million of shelf availability remains under this registration statement which may be used to issue debt securities. However, the ability to utilize this registration statement is currently restricted by certain covenants associated with Williams’ $800 million 8.625% senior unsecured notes that were issued in 2003. Interest rates, market conditions, and industry conditions will affect amounts borrowed, if any, under this arrangement. We believe any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.

     The interest rate on Williams’ current $800 million secured revolving and letter of credit facility (“Credit Agreement”), under which Pipeline has access to all unborrowed amounts, is variable at the London Interbank Offering Rate (“LIBOR”) plus 0.75% or 1.84% at March 31, 2004. As of March 31, 2004, letters of credit totaling $268 million have been issued by the participating financial institutions under this facility and remain outstanding. No revolving credit loans were outstanding. At March 31, 2004, the amount of restricted investments securing this facility was $283.6 million, which collateralized the facility at approximately 106%.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility which is available for borrowings and letters of credit. Pipeline and Transcontinental Gas Pipe Line Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrowers senior unsecured long-term debt ratings.

     As a participant in Williams’ cash management program, we have advances to and from Williams through our parent company, WGP. At March 31, 2004, the advances due to us by WGP totaled $69.6 million. The advances are represented by demand notes. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Previously, the interest rate on intercompany demand notes was based on the LIBOR plus an applicable margin. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances made by WGP which in turn allows WGP to repay us. Effective April 29, 2004, the advances are directly with Williams.

CREDIT RATINGS

     The credit ratings on our senior unsecured long-term debt did not change during the first three months of 2004 and, as of March 31, 2004, are as follows:

Moody’s Investors Service	B1
Standard & Poor’s	B+
Fitch Ratings	BB

CAPITALIZED EXPENDITURES

     We anticipate 2004 capital expenditures will total approximately $120.7 million, of which approximately $104.1 million will be for maintenance capital expenditures, the restoration of the pipeline break as discussed above and other non-expansion related items. Through March 31, 2004, we have expended $11.2 million for capital additions.

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

ITEM 4. Controls and Procedures

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and Vice President and Treasurer concluded that, subject to the limitations noted below, these Disclosure Controls and procedures are effective.

     Our management, including our Senior Vice President and Vice President and Treasurer, does not expect that our Disclosure Controls or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.

     Notwithstanding the above, management believes that its current controls are effective. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s first fiscal quarter.

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

(10) Material contracts

–	1	U.S. $1,000,000,000 Credit Agreement dated as of May 3, 2004, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, as Borrowers, Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citibank, NA. And Bank of America, N.A., as Issuing Banks, the banks named therein as Banks, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, The Bank of Nova Scotia, The Royal Bank of Scotland plc as Co-Documentation Agents, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Co-Book Runners. (filed as Exhibit 10.4 to The Williams Companies, Inc. Form 10-Q for the quarterly period ended March 31, 2004, Commission File Number 1-4174).

(31) Section 302 Certifications

–	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

–	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certification

–	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 6, 2004