Form 10-Q
period 2004-09-30
NORTHWEST PIPELINE CORP
filed 2004-11-04
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common stock, $1 par value	1,000 shares

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

Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2003 Form 10-K and 2004 First and Second Quarter Reports on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPELINE CORPORATION

CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING REVENUES	$83,160	$79,392	$252,017	$240,382

OPERATING EXPENSES:
General and administrative	14,867	13,612	45,052	34,146
Operation and maintenance	8,518	7,224	24,879	21,146
Depreciation	13,272	16,150	48,104	47,800
Regulatory (credits) charges	(1,932)	7	(5,961)	21
Taxes, other than income taxes	3,523	5,670	13,776	13,376
Impairment charges (adjustments)	(128)	120	8,872	25,643

Total operating costs and expenses	38,120	42,783	134,722	142,132

Operating income	45,040	36,609	117,295	98,250

OTHER INCOME – net	1,303	3,272	4,511	8,648

INTEREST CHARGES:
Interest on long-term debt	9,667	9,836	29,109	27,364
Other interest	899	832	2,589	2,451
Allowance for borrowed funds used during construction	(97)	(1,014)	(275)	(2,777)

Total interest charges	10,469	9,654	31,423	27,038

INCOME BEFORE INCOME TAXES	35,874	30,227	90,383	79,860
PROVISION FOR INCOME TAXES	13,858	11,410	34,337	29,927

NET INCOME	$22,016	$18,817	$56,046	$49,933

CASH DIVIDENDS ON COMMON STOCK	$—	$—	$60,000	$—

See accompanying notes.

NORTHWEST PIPELINE CORPORATION

CONDENSED BALANCE SHEET
(Thousand of Dollars)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,217	$653
Advance to affiliates	50,000	86,356
Accounts receivable -
Trade, less reserves of $320 for September 30, 2004 and December 31, 2003	29,392	31,731
Affiliated companies	15	578
Materials and supplies	8,552	9,500
Exchange gas due from others	7,641	10,246
Deferred income taxes	3,695	4,232
Prepayments and other	2,769	1,213

Total current assets	145,281	144,509

PROPERTY, PLANT AND EQUIPMENT, at cost	2,246,291	2,199,041
Less – Accumulated depreciation	918,635	886,092

Total property, plant and equipment	1,327,656	1,312,949

OTHER ASSETS:
Deferred charges	65,640	68,722
Regulatory assets	12,367	6,385

Total other assets	78,007	75,107

Total assets	$1,550,944	$1,532,565

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET

(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable-
Trade	$13,616	$18,609
Affiliated companies	15,783	13,076
Accrued liabilities -
Income taxes due to affiliate	3,437	1,444
Taxes, other than income	15,335	8,521
Interest	8,992	7,694
Employee costs	7,485	7,589
Exchange gas due to others	4,598	4,757
Exchange gas offset	3,044	5,489
Other	830	2,256
Current maturities of long-term debt	7,500	7,500

Total current liabilities	80,620	76,935

LONG-TERM DEBT LESS CURRENT MATURITIES	520,057	527,542

DEFERRED INCOME TAXES	245,655	221,674

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	38,219	36,455

CONTINGENT LIABILITIES AND COMMITMENTS
COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	262,844	262,844
Retained earnings	403,548	407,502
Accumulated other comprehensive loss	—	(388)

Total common stockholder’s equity	666,393	669,959

Total liabilities and stockholder’s equity	$1,550,944	$1,532,565

See accompanying notes

NORTHWEST PIPELINE CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net Income	$56,046	$49,933
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	48,104	47,800
Regulatory (credits) charges	(5,982)	21
Provision for deferred income taxes	24,518	38,588
Impairment charges (adjustments)	8,872	25,643
Amortization of deferred charges and credit	2,482	2,101
Allowance for equity funds used during construction	(485)	(6,651)
Reserve for doubtful accounts	—	23
Changes in:
Accounts receivable and exchange gas due from others	5,507	(7,898)
Materials and supplies	948	(136)
Other current assets	(1,556)	6,220
Deferred charges	(7,905)	(2,504)
Accounts payable, income taxes due to affiliate and exchange gas due to others	(5,771)	14,243
Other accrued liabilities	8,575	(2,936)
Other deferred credits	8,845	(206)
Other	—	(24)

Net cash provided by operating activities	142,198	164,217

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(71,841)	(250,905)
Proceeds from sales	2,470	—
Asset removal cost	—	(1,650)
Changes in accounts payable	881	(6,545)
Advances to (from) affiliates	36,356	(53,898)

Net cash used in investing activities	(32,134)	(312,998)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	175,000
Principal payments on long-term debt	(7,500)	(7,500)
Debt issuance costs	—	(5,528)
Dividends paid	(60,000)	—

Net cash provided by (used in) financing activities	(67,500)	161,972

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,564	13,191
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	653	207

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,217	$13,398

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

Basis of Presentation

     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $81.6 million, as of September 30, 2004, to us as current Federal Energy Regulatory Commission (“FERC”) policy does not permit us to recover through our rates amounts in excess of original cost. The accompanying financial statements reflect our original basis in our assets and liabilities.

     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2004, and results of operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K and 2004 First and Second Quarter Reports on Form 10-Q.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Standards

     In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft of an accounting standard entitled “Share-Based Payment” to amend Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 95 “Statement of Cash Flows.” At its October 13, 2004 meeting, the FASB concluded that the final statement would be effective for any interim or annual period beginning after June 15, 2005. At this time, we continue to account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 while applying the proforma disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (see Note 4).

Other

     During 2004, Pipeline made an adjustment to depreciation expense in the amount of $5.4 million. The adjustment was a correction of an error related to depreciation of certain in-house developed system software and other general plant assets. These assets, which were retired in prior years, continued to be depreciated, resulting in an over-depreciation of the assets. The error, and correction thereof, resulted in an increase of 2004 Operating Income by $5.4 million, an understatement of 2003 Operating Income by $3.1 million and a cumulative understatement of Operating Income for periods prior to 2003 by $2.3 million. Management believes that the effect of the adjustment is not material to forecasted 2004 income, prior quarters and years, or trends of earnings.

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

Other Matters

     Williams responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. On August 30, 2004, the CFTC announced that it had concluded its investigation. The FERC investigation is continuing. The FERC inquiries relate to the sharing of non-public data concerning inventory levels and the potential uses of such data in natural gas trading. We own and operate natural gas storage facilities.

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

     By June 2004 we had successfully completed our hydrostatic testing program and returned to service 111 miles of the 268 miles of pipe affected by the ACAO. That effort has restored 131 MDth/day of the 360 MDth/day of idled capacity and is anticipated to be adequate to meet most market conditions. To date our ability to serve the market demand has not been significantly impacted.

     The restored facilities will be monitored and tested as necessary until they are ultimately replaced. Total estimated testing and remediation costs are between $40 million to $45 million, including approximately $9 million related to one segment of pipe that we recently determined not to return to service and was therefore written off in the second quarter.

     On October 4, 2004 we received a notice of probable violation (“NOPV”) from OPS. Under the provisions of the NOPV, OPS has issued a preliminary civil penalty of $100,000 for exceeding the pressure restriction on one of the segments covered under the original CAO. This penalty was accrued in the third quarter of 2004. The incident occurred on July 15, 2003 and did not occur as part of normal operations, but in preparation for running an internal inspection tool to test the integrity of the line. The operating pressure dictated by the original CAO was exceeded for approximately three hours due to the mechanical failure of an overpressure device and we immediately reported the incident to the OPS. There was no impact on pipeline facilities, and no additional sections of the pipeline were affected. Following the incident, new protocols were adopted to ensure that a similar situation would not occur in the future. We have requested a hearing on the proposed OPS civil penalty.

     As required by OPS, we plan to replace the pipeline’s entire capacity by November 2006 to meet long-term demands. We conducted a reverse open season to determine whether any existing customers were willing to relinquish or reduce their capacity commitments to allow us to reduce the scope of pipeline replacement facilities. That resulted in 13 MDth/day of capacity being relinquished and incorporated into the replacement project. The total costs of the capacity replacement project are expected to be in the range of approximately $310 million to $360 million. The majority of these costs will be spent in 2005 and 2006. We anticipate filing a rate case to recover the capitalized costs relating to restoration and replacement facilities following the in-service date of the replacement facilities.

3. DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility (Credit Agreement) which is available for borrowings and letters of credit. In August 2004, Williams expanded the credit facility by an additional $275 million. At September 30, 2004, letters of credit totaling $438 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Pipeline and Transcontinental Gas Pipe Line Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offering Rate (LIBOR) plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

4. STOCK-BASED COMPENSATION

     Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25,

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Thousand of Dollars)
Net income, as reported	$22,016	$18,817	$56,046	$49,933
Add: Stock-based employee compensation included in the Condensed Statement of Income, net of related tax effects	45	—	45	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	308	147	616	434

Pro forma net income	$21,753	$18,670	$55,475	$49,499

     Pro forma amounts for 2004 include compensation expense from Williams awards made in 2004, 2003, 2002 and 2001. Also included in the 2004 pro forma expense for the three and nine months ended September 30, 2004, is $42,421 and $127,262, respectively, of incremental expense associated with the stock option exchange program discussed below. Pro forma amounts for 2003 include compensation expense from Williams awards made in 2003, 2002, and 2001.

     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

     On May 15, 2003, Williams’ shareholders approved a stock option exchange program. Under this exchange program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options were granted on December 29, 2003. We did not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, we recognized additional expense related to these new options and will amortize the remaining expense on the cancelled options through year-end 2004.

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

ITEM 2. Management’s Narrative Analysis of Results of Operations

GENERAL

     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2003 Annual Report on Form 10-K and with the condensed financial statements and notes thereto and Item 2 contained in our 2004 First and Second Quarter Reports on Form 10-Q and within this report.

2003 PIPELINE BREAKS IN WASHINGTON

     In December 2003, we received an Amended Corrective Action Order (“ACAO”) from the U.S. Department of Transportation’s Office of Pipeline Safety (“OPS”) regarding a segment of one of our natural gas pipelines in western Washington. The pipeline experienced two breaks in 2003 and we subsequently idled the pipeline segment until its integrity could be assured.

     By June 2004 we had successfully completed our hydrostatic testing program and returned to service 111 miles of the 268 miles of pipe affected by the ACAO. That effort has restored 131 MDth/day of the 360 MDth/day of idled capacity and is anticipated to be adequate to meet most market conditions. To date our ability to serve the market demand has not been significantly impacted.

     The restored facilities will be monitored and tested as necessary until they are ultimately replaced. Total estimated testing and remediation costs are between $40 million to $45 million, including approximately $9 million related to one segment of pipe that we recently determined not to return to service and was therefore written off in the second quarter.

     On October 4, 2004 we received a notice of probable violation (“NOPV”) from OPS. Under the provisions of the NOPV, OPS has issued a preliminary civil penalty of $100,000 for exceeding the pressure restriction on one of the segments covered under the original CAO. This penalty was accrued in the third quarter of 2004. The incident occurred on July 15, 2003 and did not occur as part of normal operations, but in preparation for running an internal inspection tool to test the integrity of the line. The operating pressure dictated by the original CAO was exceeded for approximately three hours due to the mechanical failure of an overpressure device and we immediately reported the incident to the OPS. There was no impact on pipeline facilities, and no additional sections of the pipeline were affected. Following the incident, new protocols were adopted to ensure that a similar situation would not occur in the future. We have requested a hearing on the proposed OPS civil penalty.

     As required by OPS, we plan to replace the pipeline’s entire capacity by November 2006 to meet long-term demands. We conducted a reverse open season to determine whether any existing customers were willing to relinquish or reduce their capacity commitments to allow us to reduce the scope of pipeline replacement facilities. That resulted in 13 MDth/day of capacity being relinquished and incorporated into the replacement project. The total costs of the capacity replacement project are expected to be in the range of approximately $310 million to $360 million. The majority of these costs will be spent in 2005 and 2006. We anticipate filing a rate case to recover the capitalized costs relating to restoration and replacement facilities following the in-service date of the replacement facilities.

REGULATORY MATTERS

     Order Nos. 2004, et seq. (Docket No. RM01-10-000) On November 25, 2003, the FERC issued Order No. 2004 adopting uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The standards regulate the conduct of transmission providers with their energy affiliates. In Order No. 2004, the FERC defined energy affiliates broadly to include any non-transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, manages or controls transmission capacity or that buys, sells, trades or administers natural gas or electric energy, engages in financial transactions relating to the sale or transmission of natural gas or electricity, and Hinshaw and intrastate pipelines. In Order No. 2004-A, issued on April 16, 2004, the FERC, among other things, clarified the definition of energy affiliates in a manner that narrowed its scope. On August 2, 2004, the FERC issued Order No. 2004-B, which, among other things, further clarified the definition of energy affiliates and deferred the implementation date for the new standards of conduct until September 22, 2004. We posted our procedures implementing the requirements of Order No. 2004 on September 22, 2004, in compliance with the new standards of conduct.

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

     This analysis discusses financial results of our operations for the nine-month periods ended September

30, 2004 and 2003. Variances due to changes in price and volume have little impact on revenues, because under Pipeline’s rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in its transportation rates.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

     Operating revenues increased $11.6 million, or 5 percent, due primarily to increased transportation revenues of $30.0 million from the incremental Evergreen project placed in service in late 2003, offset by lower firm and interruptible transportation revenues of $12.4 million primarily due to a decrease in basin price differentials, lower revenue of $3.7 million related to reduced equity AFUDC resulting from the decreased capital construction program in 2004, $1.0 million of lower rental income due to fewer building tenants, and a $1.3 million decrease in all other revenues.

     Pipeline’s transportation service accounted for 97 percent and 94 percent of operating revenues for the nine-month periods ended September 30, 2004 and 2003, respectively. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the nine-month periods ended September 30, 2004 and 2003, respectively.

     Operating costs and expenses decreased $7.4 million, or 5 percent, due primarily to the 2003 write-off of capitalized software development costs of $25.5 million associated with a service delivery system and the 2004 Regulatory Credit of $6.0 million related to the levelized depreciation component of the rates for the Evergreen expansion project. This was mostly offset by a $8.9 million write-off of previously capitalized costs incurred on an idled segment of our system that will not return to service, a $2.2 million increase in pension expense due to the absence of a favorable adjustment made to pension expense in 2003 and a $3.6 million increase in labor costs and other expenses resulting from a lower amount of capitalized cost in 2004. In addition, general corporate overhead increased $5.5 million due to increased management services billed to us by Williams. As a result of recent changes within Williams, we are receiving an increased share of the management services allocation. The higher management services are also due to increased third-party cost associated with the Sarbanes-Oxley Act compliance activities and with efforts at Williams to evaluate and implement certain cost reduction strategies through internal initiatives and outsourcing of certain services. Depreciation expense increased by $0.3 million resulting from a $6.8 million increase due to the recent Evergreen and Rockies construction projects placed in service during the fourth quarter of 2003, offset by an adjustment of $5.4 million related to over depreciation of certain assets (see Note 1) and by normal retirement of assets. Other Taxes increased by $0.4 million due to an increase in payroll taxes resulting from higher labor costs partially offset by decreased property taxes.

     Operating income increased $19.0 million, or 19 percent, due to the higher operating revenues and lower operating costs discussed above.

     Other income decreased $4.1 million, or 48 percent, primarily due to a $6.2 million decrease in AFUDC resulting from fewer construction projects in 2004, offset by a $2.4 increase in interest resulting from advances to affiliates.

     Interest on long-term debt increased $1.7 million due to the March 4, 2003, $175 million private debt offering of 8.125 percent senior notes due 2010. Allowance for borrowed funds used during construction decreased $2.5 million due to the decrease in construction resulting from the completion of large projects in the fourth quarter of 2003.

     The following table summarizes volumes and capacity for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
Total Throughput (TBtu)	474	514
Average Daily Transportation Volumes (TBtu)	1.7	1.9
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity (TBtu)	2.5	2.3
Average Daily Reserved Capacity Under Short-Term Firm Contracts (TBtu) (1)	0.6	0.8

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.

CAPITAL RESOURCES AND LIQUIDITY

METHOD OF FINANCING

     We fund our capital requirements with cash flows from operating activities, by repayments of funds advanced to Williams, by accessing capital markets, and, if required, by borrowings under the Credit Agreement and advances from Williams.

     We have an effective registration statement on file with the Securities and Exchange Commission. At September 30, 2004, $150 million of shelf availability remains under this registration statement which may be used to issue debt securities. However, the ability to utilize this registration statement is restricted by certain covenants associated with Williams’ debt agreements. Interest rates, market conditions, and industry conditions will affect amounts borrowed, if any, under this arrangement. We believe any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.

     On May 3, 2004, Williams entered into a new three-year $1 billion secured revolving credit facility (Credit Agreement) which is available for borrowings and letters of credit. In August 2004, Williams expanded the credit facility by an additional $275 million. At September 30, 2004, letters of credit totaling $438 million, none of which are associated with us, have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. Pipeline and Transcontinental Gas Pipe Line Corporation, a subsidiary of WGP, have access to $400 million each under the facility. The new facility is secured by certain Williams’ midstream assets. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offering Rate (LIBOR) plus an applicable margin. Williams is also required to pay a commitment fee based on the unused portion of the facility, currently 0.375%. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings.

     As a participant in Williams’ cash management program, we have advances to and from Williams. At September 30, 2004, the advances due to us by Williams totaled $50.0 million. The advances are represented by demand notes. Effective September 2003, the interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter. Previously, the interest rate on intercompany demand notes was based on the LIBOR plus an applicable margin. Williams has indicated that it currently believes that it will continue to have the financial resources and liquidity to repay these advances. Prior to April 29, 2004, the advances were made to and from our parent company, WGP.

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

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, Williams successfully executed certain critical components of its plan during 2003. Key execution steps for 2004 and beyond included the completion of planned asset sales, additional reductions of Williams’ selling, general and administrative (SG&A) costs, the replacement of its cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash and continuation of efforts to exit from the power business.

     Asset sales during 2004 were expected to generate proceeds of approximately $800 million. In the first quarter of 2004, Williams completed an asset sale for proceeds of approximately $304 million. In July 2004, Williams completed the sale of additional assets for approximately $544 million, including amounts paid to its subsidiaries for amounts previously due from the assets that were sold.

     In September 2004, Williams’ Board of Directors approved the decision to retain Williams’ power business and end its efforts to exit that business. Williams will continue its current program of managing this business to minimize financial risk and maximize cash flow associated with its long-term contracts.

CREDIT RATINGS

     The credit ratings on our senior unsecured long-term debt did not change during the first nine months of 2004 and, as of September 30, 2004, are as follows:

Moody’s Investors Service	B1
Standard & Poor’s	B+
Fitch Ratings	BB

CAPITAL EXPENDITURES

     Our capital expenditures for the nine months ended September 30, 2004 were $71.8 million, compared to $250.9 million for the nine months ended September 30, 2003. We currently estimate that capital expenditures for the year 2004 will be approximately $105 million compared to the approximately $117 million detailed in our 2003 Annual Report on Form 10-K.

     Our capital expenditures estimate for 2004 is discussed in our 2003 Annual Report on Form 10-K and 2004 First and Second Quarter Reports on Form 10-Q.

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

ITEM 4. Controls and Procedures

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and Vice President and Treasurer concluded that these Disclosure Controls are effective at a reasonable assurance level.

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

     Effective July 1, 2004, Williams entered into an outsourcing agreement with IBM which will improve Williams’ ability to adjust support operations as business conditions dictate while maintaining a high quality of service. The services being rendered by IBM include certain aspects of Williams’ accounting, human resources and information technology activities. The more significant of these include payroll, accounts payable, property, general ledger and related accounting, benefits, compensation, infrastructure and applications. As a result of the outsourcing substantially all of Williams’ employees in the outsourced functions were initially hired by IBM and continued performing the same functions during the third quarter. Contractually, IBM is required to develop and implement internal controls and has agreed to work with Williams to implement compliance measures to satisfy the Sarbanes-Oxley Act of 2002. IBM has agreed to make minimal changes to processes and systems through year end 2004.

     As further described in Note 1 to the Condensed Financial Statements, we have corrected an error related to the over-depreciation of certain general plant assets. As a result, in the third quarter 2004, we have made changes to Pipeline’s internal controls over accounting for and monitoring general plant asset depreciation.

     Notwithstanding the above, management concludes that its current controls are effective at a reasonable assurance level. In addition, there has been no material change, other than the outsourcing described above, in our Internal Controls that occurred during the registrant’s third fiscal quarter.

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

(10)	Material contracts

	–	1	Letter of Credit Commitment Increase Agreement dated August 4, 2004, by and among The Williams Companies, Inc., Citicorp USA in its capacity as Agent under the Credit Agreement dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent, the Banks and Issuing Banks party thereto and Citibank, N.A. and Bank of America, N.A. (filed as Exhibit 10.1 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2004 Commission File Number 1-4174).

	–	2	Revolving Credit Commitment Increase Agreement dated August 4, 2004, by and among the Williams Companies, Inc., Citicorp USA, Inc. in its capacity as Agent under the Credit Agreement dated as of May 3, 2004 among the Borrower, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the Agent, the Collateral Agent and the Banks and Issuing Banks party thereto, the Issuing Banks and Citicorp USA, Inc. (filed as Exhibit 10.2 to The Williams Companies, Inc. Form 10-Q for the quarter ended September 30, 2004 Commission File Number 1-4174).

(31)	Section 302 Certification

	–	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	–	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

–	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION

Registrant

By:	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
(Duly Authorized Officer and
Chief Accounting Officer)

Date: November 4, 2004