Form 10-Q
period 2005-03-31
NORTHWEST PIPELINE CORP
filed 2005-05-06
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐       No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005

Common stock, $1 par value	1,000 shares

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

Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2004 Form 10-K.

  i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPELINE CORPORATION

CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
OPERATING REVENUES	$80,283	$85,476

OPERATING EXPENSES:
General and administrative	13,598	15,320
Operation and maintenance	9,603	7,763
Depreciation	16,210	17,114
Regulatory (credits) charges	(1,019)	(2,098)
Taxes, other than income taxes	4,227	5,130

Total operating expenses	42,619	43,229

Operating income	37,664	42,247

OTHER INCOME – net	2,080	1,926

INTEREST CHARGES:
Interest on long-term debt	9,611	9,662
Other interest	860	852
Allowance for borrowed funds used during construction	(220)	(30)

Total interest charges	10,251	10,484

INCOME BEFORE INCOME TAXES	29,493	33,689

PROVISION FOR INCOME TAXES	11,176	12,732

NET INCOME	$18,317	$20,957

CASH DIVIDENDS ON COMMON STOCK	$50,000	$60,000

See accompanying notes.

NORTHWEST PIPELINE CORPORATION

CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,899	$53,393
Advance to affiliates	50,000	50,000
Accounts receivable -	28,435	30,486
Trade, less reserves of $320 for March 31, 2005 and December 31, 2004	28,435	30,486
Affiliated companies	7	1
Other	30,460
Materials and supplies, less reserves of $279 for March 31, 2005 and $439 for December 31, 2004	8,555	8,601
Exchange gas due from others	11,471	16,011
Exchange gas offset	703	—
Deferred income taxes	6,816	4,173
Prepayments and other	148	855

Total current assets	266,494	163,520

PROPERTY, PLANT AND EQUIPMENT, at cost	2,159,495	2,273,333
Less – Accumulated depreciation	911,577	933,297

Total property, plant and equipment	1,247,918	1,340,036

OTHER ASSETS:
Deferred charges	50,204	50,019
Regulatory assets	37,643	36,361

Total other assets	87,847	86,380

Total assets	$1,602,259	$1,589,936

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable -
Trade	$7,464	$11,705
Affiliated companies	16,689	16,103
Accrued liabilities -
Income taxes due to affiliate	42,162	3,436
Taxes, other than income taxes	14,737	11,599
Interest	8,992	7,294
Employee costs	6,330	8,277
Exchange gas due to others	12,173	13,939
Exchange gas offset	—	2,072
Deferred Contract Termination Income	36,506	—
Other	2,795	2,367
Current maturities of long-term debt	7,500	7,500

Total current liabilities	155,348	84,292

LONG-TERM DEBT, LESS CURRENT MATURITIES	520,066	520,062

DEFERRED INCOME TAXES	226,553	255,379

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	44,973	43,201

CONTINGENT LIABILITIES AND COMMITMENTS
COMMON STOCKHOLDER’S EQUITY:

Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	262,844	262,844
Retained earnings	392,474	424,157

Total common stockholder’s equity	655,319	687,002

Total liabilities and stockholder’s equity	$1,602,259	$1,589,936

See accompanying notes.

NORTHWEST PIPELINE CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
OPERATING ACTIVITIES:
Net income	$18,317	$20,957
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	16,210	17,114
Regulatory credits	(1,019)	(2,098)
Provision for deferred income taxes	(31,469)	10,582
Amortization of deferred charges and credits	1,561	1,666
Allowance for equity funds used during construction	(407)	(51)
Changes in:
Accounts receivable and exchange gas due from others	6,585	1,836
Materials and supplies	46	852
Other current assets	4	279
Deferred charges	(1,245)	974
Accounts payable, income taxes due to affiliate and exchange gas due to others	(8,558)	(5,817)
Other accrued liabilities	49,289	3,924
Other deferred credits	482	(47)

Net cash provided by operating activities	49,796	50,171

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(11,984)	(11,245)
Proceeds from sales	—	713
Asset removal cost	(288)	—
Changes in accounts payable	1,065	3,146
Contract termination payment (Note 5)	87,917	—
Advances to affiliates	—	16,792

Net cash provided by financing activities	76,710	9,406

FINANCING ACTIVITIES:
Dividends paid	(50,000)	(60,000)

Net cash used in financing activities	(50,000)	(60,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,506	(423)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,393	653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,899	$230

See accompanying notes

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

Basis of Presentation

     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $79.5 million, as of March 31, 2005, to us as current Federal Energy Regulatory Commission (FERC) policy does not permit us to recover amounts in excess of original cost through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.

     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2005, and results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Accounting Standards (SFAS) No. 123, “Share-Based Payment”. The Statement requires that compensation costs for all share-based awards to employees be recognized in the financial statements at fair value. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule, which amends the compliance dates for SFAS No. 123. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement as of January 1, 2006.

     In March 2005, the FASB issued Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this Interpretation is no later than the end of the fiscal year ending after December 15, 2005. We are assessing the impact of this Interpretation on our financial statements and believe the effect will not be material.

2. CONTINGENT LIABILITIES AND COMMITMENTS

Legal Proceedings

     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries, including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. Oral argument on these motions occurred on March 17 and 18, 2005, and we expect a decision in the second quarter of 2005.

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

Other Matters

     Williams, including Northwest, responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. We own and operate natural gas storage facilities. On August 30, 2004, the CFTC announced that it had concluded its investigation. The FERC inquiries related to the sharing of non-public data concerning inventory levels and the potential uses of such data in natural gas trading. The FERC investigation is continuing and Williams is engaged in discussions with FERC staff that are likely to result in an ultimate disposition of this matter through a settlement that would include some amount of penalty and refund, the financial effect of which ultimately will be borne by an affiliate.

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

     The restored facilities will be monitored and tested as necessary until they are ultimately replaced. Through March 31, 2005, approximately $41 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.

     On October 4, 2004 we received a notice of probable violation (NOPV) from OPS. Under the provisions of the NOPV, OPS has issued a preliminary civil penalty of $100,000 for exceeding the pressure restriction on one of the segments covered under the original Corrective Action Order (CAO). This penalty was accrued in the third quarter of 2004. The incident occurred on July 15, 2003 and did not occur as part of normal operations, but in preparation for running an internal inspection tool to test the integrity of the line. The operating pressure dictated by the original CAO was exceeded for approximately three hours due to the mechanical failure of an overpressure device and we immediately reported the incident to the OPS. There was no impact on pipeline facilities, and no additional sections of the pipeline were affected. Following the incident, new protocols were adopted to ensure that a similar situation would not occur in the future. We requested a hearing on the proposed OPS civil penalty, which was held in Denver, Colorado on December 15, 2004. OPS will issue its decision in the near future.

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

3. DEBT AND FINANCING ARRANGEMENTS

Revolving Credit and Letter of Credit Facilities

     Under Williams’ $1.275 billion secured revolving credit facility, letters of credit totaling $455 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at March 31, 2005.

4. STOCK-BASED COMPENSATION

     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock option equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Net income, as reported	$18,317	$20,957
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	92	156

Pro forma net income	$18,225	$20,801

     Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

5. CONTRACT TERMINATION

Termination of the Grays Harbor Transportation Agreement

     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke, and the income effects from the agreement termination have therefore been deferred pending the resolution of this matter. As of May 2, 2005, the final income tax amount has not been agreed upon by Duke and us. However, based upon the payment already received, we do not anticipate any adverse impact to our results of operations or financial position in 2005. The monthly revenues from the Grays Harbor transportation agreement with Duke were approximately $1.6 million.

ITEM 2. Management’s Narrative Analysis of Results of Operations

GENERAL

     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2004 Annual Report on Form 10-K and with the condensed financial statements and notes thereto contained within this report.

Termination of the Grays Harbor Transportation Agreement

     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke, and the income effects from the agreement termination have therefore been deferred pending the resolution of this matter. As of May 2, 2005, the final income tax amount has not been agreed upon by Duke and us. However, based upon the payment already received, we do not anticipate any adverse impact to our results of operations or financial position in 2005. The monthly revenues from the Grays Harbor transportation agreement with Duke were approximately $1.6 million.

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

     The restored facilities will be monitored and tested as necessary until they are ultimately replaced. Through March 31, 2005, approximately $41 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.

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

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

     This analysis discusses financial results of our operations for the three-month periods ended March 31, 2005 and 2004. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

     Operating revenues decreased $5.2 million, or 6 percent, due primarily to the termination of the Grays Harbor Agreement as described above.

     Northwest’s transportation service accounted for 96 percent and 97 percent of operating revenues for the three-month periods ended March 31, 2005 and 2004, respectively. Additionally, gas storage service accounted for 3 percent and 2 percent of operating revenues for the three-month periods ended March 31, 2005 and 2004 respectively.

     Operating income decreased $4.6 million, or 11 percent, due primarily to the lower operating revenues.

     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2005	2004
	(In million dekatherms)
Total Throughput	181	177

Average Daily Throughput Volumes	2.0	1.9
Average Daily Reserved Capacity Under Long- Term Base Firm Contracts, excluding peak capacity	2.5	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts (1)	0.9	0.5

(0)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.

CAPITAL EXPENDITURES

     Our capital expenditures for the three months ended March 31, 2005 were $12.0 million, compared to $11.2 million for the three months ended March 31, 2004. We currently estimate our 2005 capital expenditures will be between $135 million and $160 million. Our capital expenditures estimate for 2005 is discussed in our 2004 Annual Report on Form 10-K.

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

     There has been no material change that occurred during the first fiscal quarter in our Internal Controls over financial reporting.

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

Date: May 5, 2005