Form 10-Q
period 2005-06-30
NORTHWEST PIPELINE CORP
filed 2005-08-04
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common stock, $1 par value	1,000 shares
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
Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2004 Annual Report on Form 10-K and 2005 First Quarter Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
OPERATING REVENUES	$78,907	$83,504	$159,190	$168,980

OPERATING EXPENSES:
General and administrative	15,573	14,865	29,171	30,185
Operation and maintenance	10,013	8,598	19,616	16,361
Depreciation	15,983	17,718	32,193	34,832
Regulatory credits	(1,171)	(1,931)	(2,190)	(4,029)
Taxes, other than income taxes	4,011	5,123	8,238	10,253
Impairment charges	—	9,000	—	9,000

Total operating expenses	44,409	53,373	87,028	96,602

Operating income	34,498	30,131	72,162	72,378

OTHER INCOME – net	3,083	1,159	5,163	3,085

INTEREST CHARGES:
Interest on long-term debt	9,612	9,780	19,223	19,442
Other interest	855	838	1,715	1,690
Allowance for borrowed funds used during construction	(438)	(148)	(658)	(178)

Total interest charges	10,029	10,470	20,280	20,954

INCOME BEFORE INCOME TAXES	27,552	20,820	57,045	54,509

PROVISION FOR INCOME TAXES	10,363	7,747	21,539	20,479

NET INCOME	$17,189	$13,073	$35,506	$34,030

CASH DIVIDENDS ON COMMON STOCK	$—	$—	$50,000	$60,000

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousand of Dollars)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106,256	$53,393
Advance to affiliates	50,000	50,000
Accounts receivable -
Trade, less reserves of $47 for June 30, 2005 and $320 for December 31, 2004	26,240	30,486
Affiliated companies	113	1
Materials and supplies, less reserves of $387 for June 30, 2005 and $439 for December 31, 2004	8,534	8,601
Exchange gas due from others	7,658	16,011
Exchange gas offset	2,655	—
Deferred income taxes	6,522	4,173
Prepayments and other	1,353	855

Total current assets	209,331	163,520

PROPERTY, PLANT AND EQUIPMENT, at cost	2,187,876	2,273,333
Less — Accumulated depreciation	925,020	933,297

Total property, plant and equipment	1,262,856	1,340,036

OTHER ASSETS:
Deferred charges	48,989	50,019
Regulatory assets	39,129	36,361

Total other assets	88,118	86,380

Total assets	$1,560,305	$1,589,936

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable-
Trade	$11,847	$11,705
Affiliated companies	21,527	16,103
Accrued liabilities -
Income taxes due to affiliate	5,989	3,436
Taxes, other than income	12,845	11,599
Interest	7,294	7,294
Employee costs	6,853	8,277
Exchange gas due to others	10,313	13,939
Exchange gas offset	—	2,072
Deferred contract termination income	6,045	—
Other	3,232	2,367
Current maturities of long-term debt	7,500	7,500

Total current liabilities	93,445	84,292

LONG-TERM DEBT LESS CURRENT MATURITIES	520,071	520,062

DEFERRED INCOME TAXES	230,633	255,379

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	43,648	43,201

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	262,844	262,844
Retained earnings	409,663	424,157

Total common stockholder’s equity	672,508	687,002

Total liabilities and stockholder’s equity	$1,560,305	$1,589,936

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$35,506	$34,030
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	32,193	34,832
Regulatory credits	(2,190)	(4,029)
Provision for deferred income taxes	(27,095)	14,097
Impairment charges	—	9,000
Amortization of deferred charges and credit	11	2,526
Allowance for equity funds used during construction	(1,232)	(319)
Reserve for doubtful accounts	9	—
Changes in:
Accounts receivable and exchange gas due from others	12,478	6,922
Materials and supplies	67	952
Other current assets	(3,153)	(1,035)
Deferred charges	(1,140)	(5,724)
Accounts payable, income taxes due to affiliate and exchange gas due to others	619	(6,896)
Other accrued liabilities	10,485	6,364
Other deferred credits	1,218	7,268

Net cash provided by operating activities	57,776	97,988

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(41,553)	(45,238)
Proceeds from sales	—	1,487
Asset removal cost	(526)	—
Changes in accounts payable	(751)	408
Contract termination payment	87,917	—
Advances to affiliates	—	36,356

Net cash provided by (used in) investing activities	45,087	(6,987)

FINANCING ACTIVITIES:
Dividends paid	(50,000)	(60,000)

Net cash used in financing activities	(50,000)	(60,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,863	31,001

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,393	653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,256	$31,654

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
Basis of Presentation
     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $ 78.4 million, as of June 30, 2005, to us as current Federal Energy Regulatory Commission (“FERC”) policy does not permit us to recover amounts in excess of original cost through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2005 and December 31, 2004, and results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K and 2005 First Quarter Report on Form 10-Q.
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
Recent Accounting Developments
     In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment.” The Statement requires that compensation costs for all share based awards to employees be recognized in the financial statements at fair value. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for revised SFAS No. 123. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised statement as of January 1, 2006.
     The revised Statement allows either a modified prospective application or a modified retrospective application for adoption. We will use a modified prospective application for adoption and thus will apply the statement to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Also, for unvested stock awards outstanding as of January 1, 2006, compensation costs for the portion of these awards for which the requisite service has not been rendered will be recognized as the requisite service is rendered after January 1, 2006. Compensation costs for these awards will be based on fair value at the original grant date as estimated for the pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148,

“Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of SFAS No. 123.” Additionally, a modified retrospective application requires restating periods prior to January 1, 2006, on a basis consistent with the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Since we plan to use a modified prospective application, we will not restate prior periods.
     In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143.” The Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this Interpretation is no later than the end of the fiscal year ending after December 15, 2005. We are assessing the impact of this Interpretation on our financial statements and believe the effect will not be material.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,” which will be applied prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. The Statement amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of certain costs and the allocation of overhead costs. We are assessing the impact of this Statement on our financial statements and believe the effect will not be material.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (APB) Opinion No. 29,” which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and will be applied prospectively. The Statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged but includes certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will apply SFAS No. 153 as required.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which is effective for reporting a change in accounting principle for fiscal years beginning after December 15, 2005. The Statement changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, except for explicit transition provisions provided for in new accounting pronouncements or existing accounting pronouncements, including those in the transition phase when SFAS No. 154 becomes effective. We will apply SFAS No. 154 as required.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be effective January 1, 2006.The order requires companies to expense certain assessment costs that we have historically capitalized. We are assessing the financial impact of the order and anticipate receiving updates throughout the remainder of 2005. The Interstate Natural Gas Association of America, an industry trade association, has filed for rehearing of this order.
Reclassifications
     Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. Oral argument on these motions occurred on March 17 and 18, 2005. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against certain of the Williams defendants, including us. The District Court began the process of considering whether to affirm or reject the special master’s recommendations in June 2005.
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
Other Matters
     Williams, including Northwest, responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. We own and operate natural gas storage facilities. On August 30, 2004, the CFTC announced that it had concluded its investigation. The FERC inquiries related to the sharing of non-public data concerning inventory levels and the potential uses of such data in natural gas trading. On June 15, 2005, the FERC approved a settlement between Williams and the FERC staff resolving that investigation, pursuant to which an affiliated pipeline paid a civil penalty and made refunds to its firm storage customers. As a result, this had no effect upon our financial position or results of operations.
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
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced. Through June 30, 2005, approximately $41 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
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
     On May 31, 2005, the FERC issued an order making a preliminary determination, subject to completion of environmental review, that the benefits of our Capacity Replacement Project will outweigh any potential adverse impacts and that it is required by the public convenience and necessity in view of the OPS CAO. A Final Environmental Impact Statement was issued in late July 2005. We anticipate receiving a final certificate order in the Fall of 2005, which will allow early construction on the critical river crossings this year with station and pipeline construction occurring next year to allow new facilities to be placed in service no later than December 2006.
3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams $1.275 billion secured revolving credit facility, letters of credit totaling $531 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at June 30, 2005. During May 2005, we, together with Williams and Transcontinental Gas Pipe Line Corporation (Transco), an affiliate, amended and restated this agreement resulting in certain changes, including the following:
•	added Williams Partners L.P. as a borrower for up to $75 million;

•	provided Williams guarantee for the obligations of Williams Partners L.P.;

•	released certain Williams’ midstream assets held as collateral and replaced them with the common stock of Transco; and

•	reduced commitment fees and margins.
4. STOCK-BASED COMPENSATION
     Employee stock-based awards are accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. We currently calculate fair value using the Black-Scholes pricing model.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Thousand of Dollars)
Net income, as reported	$17,189	$13,073	$35,506	$34,030
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	54	152	145	308

Pro forma net income	$17,135	$12,921	$35,361	$33,722

     Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.
5. CONTRACT TERMINATION
Termination of the Grays Harbor Transportation Agreement
     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement and Northwest’s tariff. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke, and the income effects from the agreement termination have therefore been deferred pending the resolution of this matter. While the final income tax amount has not been agreed upon by Duke and us, based upon the payment already received, we do not anticipate any adverse impact to our results of operations or financial position in 2005. The monthly revenues from the Grays Harbor transportation agreement with Duke were approximately $1.6 million.
     On June 16, 2005, we filed a Petition for a Declaratory Order at the FERC requesting that FERC rule on our interpretation of Northwest’s tariff to aid in resolving the dispute with Duke. On July 15, 2005, Duke filed its motion to intervene and provided comments supporting its position concerning the issues in dispute. We anticipate that FERC will rule on Northwest’s petition sometime in 2005.
6. IMPAIRMENT CHARGES
     In the second quarter of 2004, we wrote off $9.0 million of previously capitalized costs incurred on an idled segment of our system that will not return to service due to the pipeline breaks in 2003 discussed in Note 2 above.

ITEM 2. Management’s Narrative Analysis of Results of Operations
GENERAL
     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2004 Annual Report on Form 10-K and with the condensed financial statements and notes thereto and Item 2 contained our 2005 first quarter report on Form 10-Q and within this report.
Termination of the Grays Harbor Transportation Agreement
     Effective January 2005, Duke terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement and Northwest’s tariff. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke, and the income effects from the agreement termination have therefore been deferred pending the resolution of this matter. While the final income tax amount has not been agreed upon by Duke and us, based upon the payment already received, we do not anticipate any adverse impact to our results of operations or financial position in 2005. The monthly revenues from the Grays Harbor transportation agreement with Duke were approximately $1.6 million.
     On June 16, 2005, we filed a Petition for a Declaratory Order at the FERC requesting that FERC rule on our interpretation of Northwest’s tariff to aid in resolving the dispute with Duke. On July 15, 2005, Duke filed its motion to intervene and provided comments supporting its position concerning the issues in dispute. We anticipate that FERC will rule on Northwest’s petition sometime in 2005.
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
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced. Through June 30, 2005, approximately $41 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
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
     On May 31, 2005, the FERC issued an order making a preliminary determination, subject to completion of environmental review, that the benefits of our Capacity Replacement Project will outweigh any potential adverse impacts and that it is required by the public convenience and necessity in view of the OPS CAO. A Final Environmental Impact Statement was issued in late July 2005. We anticipate receiving a final certificate order in the Fall of 2005, which will allow early construction on the critical river crossings this year with station and pipeline construction occurring next year to allow new facilities to be placed in service no later than December 2006.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the six-month periods ended June 30, 2005 and 2004. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004
     Operating revenues decreased $9.8 million, or 6 percent, due primarily to the termination of the Grays Harbor Agreement as described above.
     Northwest’s transportation service accounted for 96 percent and 97 percent of operating revenues for the six-month periods ended June 30, 2005 and 2004, respectively. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the six-month periods ended June 30, 2005 and 2004, respectively.
     Operating costs and expenses decreased $9.6 million, or 10 percent, due primarily to the 2004 write-off of $9.0 million of previously capitalized costs incurred on an idled segment of our system that will not return to service, a $2.6 million decrease in depreciation expense primarily due to the book retirement of the Grays Harbor Lateral, and a $1.6 million favorable adjustment to ad valorem taxes reflecting recent updates to state tax rates, partially offset by $1.8 million in higher charges related to the rental of facilities and a $1.4 million expense for amounts paid to a third party to modify a pipeline assessment tool for use in our 26-inch pipelines.
     Operating income decreased $0.2 million due to the reasons discussed above.
     Other income increased $2.1 million primarily due to interest income on higher levels of short term investments.
     The following table summarizes volumes and capacity for the periods indicated:

	Six Months Ended June 30,
	2005	2004
Total Throughput (TBtu)	327	330

Average Daily Transportation Volumes (TBtu)	1.8	1.8
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity (TBtu)	2.5	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (TBtu) (1)	0.8	0.5

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
CAPITAL EXPENDITURES
     Our capital expenditures for the six months ended June 30, 2005 were $41.6 million, compared to $45.2 million for the six months ended June 30, 2004. We currently estimate our 2005 capital expenditures will be between $135 million and $160 million. Our capital expenditures estimate for 2005 is discussed in our 2004 Annual Report on Form 10-K.
ITEM 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and Vice President and Treasurer concluded that these Disclosure Controls are effective at a reasonable assurance level.
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
     On May 1, 2005, we completed the first of a series of system implementations which are part of a Williams’ initiative to move to common enterprise accounting systems. The implementations primarily relate to the replacement of our primary accounting system used to process, accumulate and summarize accounting information including capital projects, property and depreciation and amortization records. Our management believes that there was no negative impact on our internal controls.
     Other than as described above, there has been no material change that occurred during the second fiscal quarter in our Internal Controls over financial reporting.

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

	(10)	Material contracts

		- 1	Amended and Restated Credit Agreement dated as of May 20, 2005 among The Williams Companies, Inc., Williams Partner L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and the Banks, Citibank, N.A. and Bank of America, N.A. (each, an “Issuing Bank”), and Citicorp USA, INC. as administrative agent. (filed as Exhibit 1.1 to Form 8-K filed May 26, 2005).

	(31)	Section 302 Certifications

		- 1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

		- 2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(32)	Section 906 Certification

		- 1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION
Registrant

By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: August 4, 2005