Form 10-Q
period 2005-09-30
NORTHWEST PIPELINE CORP
filed 2005-11-04
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common stock, $1 par value	1,000 shares
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
Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2004 Annual Report on Form 10-K and 2005 First and Second Quarter Reports on Form 10-Q.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING REVENUES	$79,639	$83,255	$238,829	$252,235

OPERATING EXPENSES:
General and administrative	13,999	14,867	41,722	45,052
Operation and maintenance	10,905	8,518	31,969	24,879
Depreciation	16,812	13,272	49,005	48,104
Regulatory credits	(1,189)	(1,932)	(3,379)	(5,961)
Taxes, other than income taxes	3,038	3,523	11,276	13,776
Impairment charges (adjustments)	—	(128)	—	8,872

Total operating expenses	43,565	38,120	130,593	134,722

Operating income	36,074	45,135	108,236	117,513

OTHER INCOME – net	2,988	1,208	8,151	4,293

INTEREST CHARGES:
Interest on long-term debt	9,499	9,667	28,722	29,109
Other interest	842	899	2,557	2,589
Allowance for borrowed funds used during construction	(537)	(97)	(1,195)	(275)

Total interest charges	9,804	10,469	30,084	31,423

INCOME BEFORE INCOME TAXES	29,258	35,874	86,303	90,383

PROVISION FOR INCOME TAXES	11,006	13,858	32,545	34,337

NET INCOME	$18,252	$22,016	$53,758	$56,046

CASH DIVIDENDS ON COMMON STOCK	$—	$—	$50,000	$60,000

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousand of Dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$92,610	$53,393
Advance to affiliates	50,000	50,000
Accounts receivable -
Trade, less reserves of $91 for September 30, 2005 and $320 for December 31, 2004	27,452	30,486
Affiliated companies	117	1
Materials and supplies, less reserves of $369 for September 30, 2005 and $439 for December 31, 2004	8,442	8,601
Exchange gas due from others	10,983	16,011
Exchange gas offset	3,152	—
Deferred income taxes	5,628	4,173
Prepayments and other	1,458	855

Total current assets	199,842	163,520

PROPERTY, PLANT AND EQUIPMENT, at cost	2,230,355	2,273,333
Less – Accumulated depreciation	940,528	933,297

Total property, plant and equipment	1,289,827	1,340,036

OTHER ASSETS:
Deferred charges	48,872	50,019
Regulatory assets	40,453	36,361

Total other assets	89,325	86,380

Total assets	$1,578,994	$1,589,936

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable-
Trade	$11,000	$11,705
Affiliated companies	16,718	16,103
Accrued liabilities -
Income taxes due to affiliate	11,152	3,436
Taxes, other than income	14,569	11,599
Interest	8,880	7,294
Employee costs	6,362	8,277
Exchange gas due to others	14,135	13,939
Exchange gas offset	—	2,072
Deferred contract termination income	6,045	—
Other	3,689	2,367
Current maturities of long-term debt	7,500	7,500

Total current liabilities	100,050	84,292

LONG-TERM DEBT LESS CURRENT MATURITIES	512,576	520,062

DEFERRED INCOME TAXES	229,139	255,379

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	46,469	43,201

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	262,844	262,844
Retained earnings	427,915	424,157

Total common stockholder’s equity	690,760	687,002

Total liabilities and stockholder’s equity	$1,578,994	$1,589,936

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$53,758	$56,046
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	49,005	48,104
Regulatory credits	(3,379)	(5,961)
Provision (benefit) for deferred income taxes	(27,695)	24,518
Impairment charges	—	8,872
Amortization of deferred charges and credit	1,830	2,482
Allowance for equity funds used during construction	(2,245)	(485)
Reserve for doubtful accounts	44	—
Changes in:
Accounts receivable and exchange gas due from others	7,902	5,507
Materials and supplies	159	948
Other current assets	(3,755)	(1,556)
Deferred charges	(1,940)	(7,926)
Accounts payable, income taxes due to affiliate and exchange gas due to others	(1,425)	(5,771)
Other accrued liabilities	18,924	8,575
Other deferred credits	2,470	8,845

Net cash provided by operating activities	93,653	142,198

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(83,019)	(71,841)
Proceeds from sales	—	2,470
Asset removal cost	(1,293)	—
Changes in accounts payable	(541)	881
Contract termination payment	87,917	—
Advances to affiliates	—	36,356

Net cash provided by (used in) investing activities	3,064	(32,134)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(7,500)	(7,500)
Dividends paid	(50,000)	(60,000)

Net cash used in financing activities	(57,500)	(67,500)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,217	42,564

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,393	653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,610	$43,217

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
Basis of Presentation
     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $ 77.3 million, as of September 30, 2005, to us as current Federal Energy Regulatory Commission (“FERC”) policy does not permit us to recover amounts in excess of original cost through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2005 and December 31, 2004, and results of operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K and 2005 First and Second Quarter Reports on Form 10-Q.
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
Recent Accounting Developments
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,” which will be applied prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. The Statement amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of certain costs and the allocation of overhead costs. We are assessing the impact of this Statement on our financial statements and believe the effect will not be material.
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

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
expected to change significantly as a result of the exchange. We will apply SFAS No. 153 as required.
     In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” The Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this Interpretation is no later than the end of the fiscal year ending after December 15, 2005. We are assessing the impact of this Interpretation on our financial statements and believe the effect will not be material.
     In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment.” The Statement requires that compensation costs for all share based awards to employees be recognized in the financial statements at fair value. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the compliance dates for revised SFAS No. 123. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised statement as of January 1, 2006.
     The revised Statement allows either a modified prospective application or a modified retrospective application for adoption. We will use a modified prospective application for adoption and thus will apply the statement to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Also, for unvested stock awards outstanding as of January 1, 2006, compensation costs for the portion of these awards for which the requisite service has not been rendered will be recognized as the requisite service is rendered after January 1, 2006. Compensation costs for these awards will be based on fair value at the original grant date as estimated for the pro forma disclosures under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” Additionally, a modified retrospective application requires restating periods prior to January 1, 2006, on a basis consistent with the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Since we plan to use a modified prospective application, we will not restate prior periods.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which is effective for reporting a change in accounting principle for fiscal years beginning after December 15, 2005. The Statement changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, except for explicit transition provisions provided for in new accounting pronouncements or existing accounting pronouncements, including those in the transition phase when SFAS No. 154 becomes effective. We will apply SFAS No. 154 as required.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be effective January 1, 2006. The order requires companies to expense certain assessment costs that we have historically capitalized. We anticipate expensing between $7 million and $10 million in 2006 that previously would have been capitalized. In September 2005, the FERC denied the Interstate Natural Gas Association of America’s filing for rehearing of this order.
Reclassifications
     Certain reclassifications have been made in the 2005 prior interim period and 2004 financial statements to conform to the current period presentation.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. In October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remain pending against Williams, including us, and the other defendants, although the defendants have filed a number of motions to dismiss these claims on jurisdictional grounds. Oral argument on these motions occurred on March 17 and 18, 2005. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against certain of the Williams defendants, including us. The District Court is in the process of considering whether to affirm or reject the special master’s recommendations and has scheduled oral argument for December 9, 2005.
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
     In the early 1990’s, we embarked upon a voluntary clean-up program at sites where we had previously used mercury meters throughout our areas of operations. In 2005, the Washington Department of Ecology required us to reevaluate our previous clean-ups in Washington prior to issuing permits required for the capacity replacement project. Currently, we are in the process of assessing the levels of potential contamination and performing remediation to bring the sites up to the current environmental standards. Subject to approval of our proposed work plans with the State of Washington, we estimate that the costs incident to these most recent voluntary assessments and clean-ups will be in the $4 million to $6 million range.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Office of Pipeline Safety (OPS) final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and repairs will be between $95 million and $120 million over the remaining assessment period of 2005 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Other Matters
     Williams, including Northwest, responded to a subpoena from the Commodities Futures Trading Commission (CFTC) and inquiries from the FERC related to investigations involving natural gas storage inventory issues. We own and operate natural gas storage facilities. On August 30, 2004, the CFTC announced

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced in 2006. Through September 30, 2005, approximately $42 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
     On October 4, 2004, we received a notice of probable violation (NOPV) from OPS. Under the provisions of the NOPV, OPS issued a preliminary civil penalty of $100,000 for exceeding the pressure restriction on one of the segments covered under the original Corrective Action Order (CAO). This penalty was accrued in the third quarter of 2004. The incident occurred on July 15, 2003 and did not occur as part of normal operations, but in preparation for running an internal inspection tool to test the integrity of the line. The operating pressure dictated by the original CAO was exceeded for approximately three hours due to the mechanical failure of an overpressure device and we immediately reported the incident to the OPS. There was no impact on pipeline facilities, and no additional sections of the pipeline were affected. Following the incident, new protocols were adopted to ensure that a similar situation would not occur in the future. A hearing on the proposed OPS civil penalty occurred on December 15, 2004, in Denver, Colorado and a decision is pending.
     As required by OPS, we plan to replace all capacity associated with the segment affected by the ACAO by November 2006 to meet long-term demands. We conducted a reverse open season to determine whether any existing customers were willing to relinquish or reduce their capacity commitments to allow us to reduce the scope of pipeline replacement facilities. That resulted in 13 MDth/day of capacity being relinquished and incorporated into the replacement project.
     On November 29, 2004, we filed an application with the FERC for certificate authorization to construct and operate the “Capacity Replacement Project”. This project entails the abandonment of approximately 268 miles of the existing 26-inch pipeline, and the construction of approximately 80 miles of new 36-inch pipeline

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
and an additional 10,760 net horsepower of compression at two existing compressor stations. The original cost of the abandoned assets and any cost of removal, net of salvage, will be charged to Accumulated Depreciation. At September 30, 2005, the net book value of the assets to be abandoned was $83.2 million. The estimated total cost of the proposed Capacity Replacement Project included in the filing is approximately $333 million, net of a $3.3 million contribution-in-aid-of-construction from a shipper that agreed to relinquish 13 MDth/d of capacity. A favorable preliminary determination was issued in May 2005 and we received and accepted the final FERC certificate in September 2005. We plan to begin construction of certain critical river crossings in late 2005. The main construction of pipeline and compression will begin in early 2006 with an anticipated in-service date of November 1, 2006.
     The majority of these costs will be spent in 2005 and 2006. We anticipate filing a rate case to recover the capitalized costs relating to restoration and replacement facilities following the in-service date of the replacement facilities.
3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams $1.275 billion secured revolving credit facility, letters of credit totaling $713 million, none of which are associated with us, have been issued and no revolving credit loans were outstanding at September 30, 2005. During May 2005, we, together with Williams and Transcontinental Gas Pipe Line Corporation (Transco), an affiliate, amended and restated this agreement resulting in certain changes, including the following:
•	added Williams Partners L.P. as a borrower for up to $75 million;

•	provided Williams’ guarantee for the obligations of Williams Partners L.P. under this agreement;

•	released certain Williams’ midstream assets held as collateral and replaced them with the common stock of Transco; and

•	reduced commitment fees and margins.
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

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Thousand of Dollars)
Net income, as reported	$18,252	$22,016	$53,758	$56,046
Add: Stock-based employee compensation included in the Condensed Statement of Income, net of related tax effects	19	45	48	45
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	101	308	275	616

Pro forma net income	$18,170	$21,753	$53,531	$55,475

     Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.
5. CONTRACT TERMINATION
Termination of the Grays Harbor Transportation Agreement
     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement and Northwest’s tariff. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke. Accordingly, the income effects from the agreement termination have therefore been deferred pending the resolution of this matter. While the final income tax amount has not been agreed upon by Duke and us, based upon the payment already received, we do not anticipate any adverse impact to our results of operations or financial position in 2005. The monthly revenues from the Grays Harbor transportation agreement with Duke were approximately $1.6 million.
     On June 16, 2005, we filed a Petition for a Declaratory Order with the FERC requesting that the FERC rule on our interpretation of Northwest’s tariff to aid in resolving the dispute with Duke. On July 15, 2005, Duke filed its motion to intervene and provided comments supporting its position concerning the issues in dispute. We anticipate that the FERC will rule on Northwest’s petition by the end of 2005.
6. IMPAIRMENT CHARGES
     In the second quarter of 2004, we wrote off $8.9 million of previously capitalized costs incurred on an idled segment of our system that will not return to service due to the pipeline breaks in 2003 discussed in Note 2 above.

ITEM 2. Management’s Narrative Analysis of Results of Operations
GENERAL
     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2004 Annual Report on Form 10-K and with the condensed financial statements and notes thereto and Item 2 contained our 2005 first and second quarter reports on Form 10-Q and within this report.
Termination of the Grays Harbor Transportation Agreement
     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement and Northwest’s tariff. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke. Accordingly, the income effects from the agreement termination have therefore been deferred pending the resolution of this matter. While the final income tax amount has not been agreed upon by Duke and us, based upon the payment already received, we do not anticipate any adverse impact to our results of operations or financial position in 2005. The monthly revenues from the Grays Harbor transportation agreement with Duke were approximately $1.6 million.
     On June 16, 2005, we filed a Petition for a Declaratory Order with the FERC requesting that the FERC rule on our interpretation of Northwest’s tariff to aid in resolving the dispute with Duke. On July 15, 2005, Duke filed its motion to intervene and provided comments supporting its position concerning the issues in dispute. We anticipate that the FERC will rule on Northwest’s petition by the end of 2005.
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
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced in 2006. Through September 30, 2005, approximately $42 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
     On October 4, 2004, we received a notice of probable violation (NOPV) from OPS. Under the provisions of the NOPV, OPS issued a preliminary civil penalty of $100,000 for exceeding the pressure restriction on one of the segments covered under the original Corrective Action Order (CAO). This penalty was accrued in the third quarter of 2004. The incident occurred on July 15, 2003 and did not occur as part of normal operations, but in preparation for running an internal inspection tool to test the integrity of the line. The operating pressure dictated by the original CAO was exceeded for approximately three hours due to the mechanical failure of an overpressure device and we immediately reported the incident to the OPS. There was no impact on pipeline facilities, and no additional sections of the pipeline were affected. Following the incident, new protocols were adopted to ensure that a similar situation would not occur in the future. A hearing on the proposed OPS civil penalty occurred on December 15, 2004, in Denver, Colorado and a decision is pending.
     As required by OPS, we plan to replace all capacity associated with the segment affected by the ACAO by November 2006 to meet long-term demands. We conducted a reverse open season to determine whether any existing customers were willing to relinquish or reduce their capacity commitments to allow us to reduce the scope of pipeline replacement facilities. That resulted in 13 MDth/day of capacity being relinquished and incorporated into the replacement project.

     On November 29, 2004, we filed an application with the FERC for certificate authorization to construct and operate the “Capacity Replacement Project”. This project entails the abandonment of approximately 268 miles of the existing 26-inch pipeline, and the construction of approximately 80 miles of new 36-inch pipeline and an additional 10,760 net horsepower of compression at two existing compressor stations. The original cost of the abandoned assets and any cost of removal, net of salvage, will be charged to Accumulated Depreciation. At September 30, 2005, the net book value of the assets to be abandoned was $83.2 million. The estimated total cost of the proposed Capacity Replacement Project included in the filing is approximately $333 million, net of a $3.3 million contribution-in-aid-of-construction from a shipper that agreed to relinquish 13 MDth/d of capacity. A favorable preliminary determination was issued in May 2005 and we received and accepted the final FERC certificate in September 2005. We plan to begin construction of certain critical river crossings in late 2005. The main construction of pipeline and compression will begin in early 2006 with an anticipated in-service date of November 1, 2006.
     The majority of these costs will be spent in 2005 and 2006. We anticipate filing a rate case to recover the capitalized costs relating to restoration and replacement facilities following the in-service date of the replacement facilities.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2005 and 2004. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004
     Operating revenues decreased $13.4 million, or 5 percent, due primarily to the termination of the Grays Harbor Agreement as described above.
     Northwest’s transportation service accounted for 96 percent and 97 percent of operating revenues for the nine-month periods ended September 30, 2005 and 2004, respectively. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the nine-month periods ended September 30, 2005 and 2004, respectively.
     Operating expenses decreased $4.1 million, or 3 percent, due primarily to the 2004 write-off of $8.9 million of previously capitalized costs incurred on an idled segment of our system that will not return to service, and $2.7 million in favorable adjustments to ad valorem taxes reflecting negotiated assessment reductions. These decreases were partially offset by $2.7 million in higher charges related to the rental of facilities, $2.6 million lower net regulatory credits associated primarily with the incremental Evergreen facilities (reference is made to the Property, Plant and Equipment policy in Note 1 of the 2004 Form 10-K Notes to Financial Statements for information about regulatory assets and regulatory credits) and a $1.5 million expense for amounts paid to a third party to modify a pipeline assessment tool for use in our 26-inch pipelines. Depreciation expense increased $0.9 million due primarily to a $5.4 million adjustment made in 2004 to correct an error related to the over depreciation of certain in-house developed system software and other general plant assets. This increase was mostly offset by lower depreciation in 2005 resulting from the retirement of the Grays Harbor Lateral.
     Operating income decreased $9.3 million due to the reasons discussed above.
     Other income increased $3.9 million primarily due to a $1.8 million increase in the allowance for equity funds used during construction resulting from the rising capital expenditures in 2005 and an increase of $1.1 million in interest income on higher levels of short term investments.

     The following table summarizes volumes and capacity for the periods indicated:

	Nine Months Ended
	September 30,
	2005	2004
Total Throughput (TBtu)	480	474

Average Daily Transportation Volumes (TBtu)	1.8	1.7
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity (TBtu)	2.5	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts (TBtu) (1)	0.8	0.6

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
CAPITAL EXPENDITURES
     Our capital expenditures for the nine months ended September 30, 2005 were $83.0 million, compared to $71.8 million for the nine months ended September 30, 2004. We currently estimate our 2005 capital expenditures will be between $130 million and $145 million. Our capital expenditures estimate for 2005 is discussed in our 2004 Annual Report on Form 10-K. The following describes a new capital project proposed by us.
     Parachute Lateral Project On October 28, 2005, we announced an open season for an addition to our system that would provide additional natural gas transportation capacity for oncoming supply in the Parachute, Colorado area. As currently proposed, the Parachute Lateral Project would include approximately 38 miles of 30-inch diameter pipeline between Parachute and the Greasewood Hub at a cost of approximately $62 million. This design would provide approximately 575,000 dekatherms per day of transportation capacity. Based on the level of commitments, we will determine the final design, costs and rates for the expansion project. We expect to file a formal application with the FERC in January 2006. Subject to the necessary approvals, it is anticipated that construction would begin during the third quarter of 2006 and that service would be available in January 2007.

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
     There has been no material change that occurred during the third fiscal quarter in our Internal Controls over financial reporting.

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
(31)	Section 302 Certifications

-	a	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

-	b	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification

-	a	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION

Registrant

	By:	/s/ Jeffrey P. Heinrichs

Jeffrey P. Heinrichs
Controller
(Duly Authorized Officer and
Chief Accounting Officer)

Date: November 4, 2005