Form 10-Q
period 2006-03-31
NORTHWEST PIPELINE CORP
filed 2006-05-05
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                        Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common stock, $1 par value	1,000 shares
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
Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2005 Form 10-K.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING REVENUES	$79,638	$80,283

OPERATING EXPENSES:
General and administrative	12,168	11,908
Operation and maintenance	15,678	11,293
Depreciation	17,411	16,210
Regulatory credits	(1,062)	(1,019)
Taxes, other than income taxes	4,497	4,227

Total operating expenses	48,692	42,619

Operating income	30,946	37,664

OTHER INCOME — net	4,574	2,080

INTEREST CHARGES:
Interest on long-term debt	9,443	9,611
Other interest	1,060	860
Allowance for borrowed funds used during construction	(529)	(220)

Total interest charges	9,974	10,251

INCOME BEFORE INCOME TAXES	25,546	29,493

PROVISION FOR INCOME TAXES	9,644	11,176

NET INCOME	$15,902	$18,317

CASH DIVIDENDS ON COMMON STOCK	$—	$50,000

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$77,321	$59,709
Advance to affiliates	50,000	50,000
Accounts receivable —
Trade, less reserves of $91 for March 31, 2006 and December 31, 2005	26,865	27,779
Affiliated companies	674	4,015
Income taxes due from affiliate	589	1,475
Materials and supplies, less reserves of $232 for March 31, 2006 and $263 for December 31, 2005	8,174	8,365
Exchange gas due from others	6,774	11,257
Exchange gas offset	6,484	9,386
Deferred income taxes	3,709	3,913
Prepayments and other	2,057	2,179

Total current assets	182,647	178,078

PROPERTY, PLANT AND EQUIPMENT, at cost	2,326,552	2,286,280
Less — Accumulated depreciation	971,785	957,385

Total property, plant and equipment	1,354,767	1,328,895

OTHER ASSETS:
Deferred charges	48,348	49,124
Regulatory assets	63,059	60,007

Total other assets	111,407	109,131

Total assets	$1,648,821	$1,616,104

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable —
Trade	$26,692	$26,535
Affiliated companies	21,103	3,754
Accrued liabilities —
Taxes, other than income taxes	7,082	8,511
Interest	8,880	7,013
Employee costs	4,983	8,731
Exchange gas due to others	13,258	20,643
Deferred contract termination income	6,045	6,045
Other	4,073	3,618
Current maturities of long-term debt	7,500	7,500

Total current liabilities	99,616	92,350

LONG-TERM DEBT, LESS CURRENT MATURITIES	512,585	512,580

DEFERRED INCOME TAXES	246,577	236,548

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	65,384	65,869

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	262,844	262,844
Retained earnings	461,814	445,912

Total common stockholder’s equity	724,659	708,757

Total liabilities and stockholder’s equity	$1,648,821	$1,616,104

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
OPERATING ACTIVITIES:
Net income	$15,902	$18,317
Adjustments to reconcile to net cash provided by operating activities —
Depreciation	17,411	16,210
Regulatory credits	(1,062)	(1,019)
Provision (benefit) for deferred income taxes	10,233	(31,469)
Amortization of deferred charges and credits	(988)	1,561
Allowance for equity funds used during construction	(1,027)	(407)
Changes in:
Trade accounts receivable	914	2,051
Affiliated receivables, including income taxes	4,227	(6)
Exchange gas due from others	7,385	3,838
Materials and supplies	191	46
Other current assets	622	706
Deferred charges	(1,980)	(1,245)
Trade accounts payable	3,121	(5,306)
Affiliated payables, including income taxes	17,775	39,312
Exchange gas due to others	(7,385)	(3,838)
Other accrued liabilities	(4,681)	10,563
Other deferred credits	1,623	482

Net cash provided by operating activities	62,281	49,796

INVESTING ACTIVITIES:
Property, plant and equipment —
Capital expenditures	(40,313)	(11,984)
Proceeds from sales	666	—
Asset removal cost	—	(288)
Changes in accounts payable	(5,022)	1,065
Proceeds from contract termination payment (Note 5)	—	87,917

Net cash (used in) provided by investing activities	(44,669)	76,710

FINANCING ACTIVITIES:
Dividends paid	—	(50,000)

Net cash used in financing activities	—	(50,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,612	76,506

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,709	53,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,321	$129,899

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Control
     Northwest Pipeline Corporation (Northwest) is a wholly-owned subsidiary of Williams Gas Pipeline Company LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).
     In this report, Northwest Pipeline Corporation is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $75.2 million, as of March 31, 2006, to us as current Federal Energy Regulatory Commission (FERC) policy does not permit us to recover amounts in excess of original cost through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2006 and December 31, 2005, and results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K.
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
FERC Order, “Accounting for Pipeline Assessment Cost”
     On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be applied prospectively beginning January 1, 2006. The Order requires companies to expense certain pipeline integrity-related assessment costs that we have historically capitalized. We anticipate expensing approximately $7 million to $10 million of costs in 2006 that would have been capitalized prior to the Order becoming effective. During the three months ended March 31, 2006, the application of this Order had no material impact on results of operations or financial position.
Reclassifications
     For the three months ended March 31, 2005, General and Administrative Expense was decreased and Operation and Maintenance Expense was increased by $1.7 million to allocate benefits that had previously been classified as General and Administrative Expense to Operation and Maintenance Expense to appropriately

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
reflect these benefits as cost of operations. Certain other reclassifications have been made in the 2005 financial statements to conform to the current period presentation.
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
     Beginning in the mid 1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Consistent with other natural gas transmission companies, we identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to reevaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At March 31, 2006, we have accrued liabilities totaling approximately $4 million for these costs which are expected to be incurred over the period from now through 2009. We consider these costs associated with compliance with these environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $95 million and $120 million over the remaining assessment period of 2006 through 2012. We began incurring and expensing a portion of these costs on January 1, 2006. For the three months ended March 31, 2006, the costs expensed were immaterial. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
2003 Pipeline Breaks in Washington
     In 2003, we experienced two breaks in a segment of one of our natural gas pipelines in western Washington. In response to the first break, we received a Corrective Action Order (CAO) from the Office of Pipeline Safety (OPS). In December 2003, as a result of the second break, we received an Amended Corrective Action Order (ACAO). We subsequently idled the pipeline segment until its integrity could be assured.
     By June 2004 we had successfully completed our hydrostatic testing program and returned to service 111 miles of the 268 miles of pipe affected by the ACAO. That effort has restored 131 MDth/day of the 360 MDth/day of idled capacity and is anticipated to be adequate to meet most market conditions. To date our ability to serve the market demand has not been significantly impacted.
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced in 2006. Through March 31, 2006, approximately $43 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
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
     On November 29, 2004, we filed an application with the FERC for certificate authorization to construct and operate the “Capacity Replacement Project.” This project entails the abandonment of approximately 268

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
miles of the existing 26-inch pipeline, and the construction of approximately 80 miles of new 36-inch pipeline and an additional 10,760 net horsepower of compression at two existing compressor stations. The original cost of the abandoned assets and any cost of removal, net of salvage, will be charged to Accumulated Depreciation. At March 31, 2006, the net book value of the assets to be abandoned was $81.1 million. The estimated total cost of the proposed Capacity Replacement Project included in the filing is approximately $333 million, net of a $3.3 million contribution-in-aid-of-construction from a shipper that agreed to relinquish 13 MDth/d of capacity. A favorable preliminary determination was issued in May 2005 and we received and accepted the final FERC certificate in September 2005. We began construction of certain critical river crossings in late 2005. The main construction of pipeline and compression began in early 2006 with an anticipated in-service date of November 1, 2006.
     We anticipate filing a rate case during the third quarter of 2006 to recover the capitalized costs relating to the restoration and replacement facilities. The new rates would become effective during the first quarter of 2007.
3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams’ $1.275 billion secured revolving credit facility, letters of credit totaling $115 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at March 31, 2006.
     In May 2006, the $1.275 billion secured revolving credit facility was replaced with a $1.5 billion unsecured revolving credit facility. The new facility contains similar terms and covenants as the secured facility.
4. STOCK-BASED COMPENSATION
Plan Information
     The Williams Companies, Inc. 2002 Incentive Plan (Plan) was approved by stockholders on May 16, 2002, and amended and restated on May 15, 2003, and January 23, 2004. The Plan provides for Williams common-stock-based awards to both employees and nonmanagement directors. Upon approval by the Williams stockholders, all prior stock plans were terminated resulting in no further grants being made form those plans. However, awards outstanding in those prior plans remain in those plans with their respective terms and provisions.
     The Plan permits the granting of various types of awards including, but not limited to, stock options and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, Williams accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Compensation cost for stock options was not recognized in our Condensed Statement of Income for the three months ending March 31, 2005, as all Williams options granted under the Plan had an exercise price equal to the market value of the underlying Williams common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for deferred share awards. Effective January 1, 2006, Williams adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective method. Under this method, compensation cost recognized in the first quarter of 2006 includes: (1) compensation cost for all Williams share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
value estimated in accordance with the provisions of SFAS No. 123, and (2) compensation cost for all Williams share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Total stock-based compensation expense for the first quarter of 2006 was $0.2 million, excluding amounts included in allocations from Williams and WGP, included in general and administrative expense. Measured but unrecognized stock-based compensation expense at March 31, 2006, was approximately $1.8 million, which is comprised of approximately $0.9 million related to stock options and approximately $0.9 million related to deferred shares. These amounts are expected to be recognized over a weighted average period of 2.1 years.
     The following table illustrates the effect on Net Income if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plan for the quarter ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting period of the options.

Three Months Ended
March 31, 2005
(Thousands of Dollars)
Net income, as reported	$18,317
Add: Stock-based employee compensation expense included in the Condensed Statement of Income, net of related tax effects	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	92

Pro forma net income	$18,225

Stock Options
     Williams stock options are valued at the date of award and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Williams stock options generally become exercisable over a three-year period from the date of grant and generally expire ten years after the grant.
     The following summary reflects stock option activity and related information for the quarter ending March 31, 2006.

		Weighted Average	Aggregate Intrinsic
Stock Options	Options	Exercise Price	Value
	(Thousands)		(Millions of Dollars)
Outstanding at December 31, 2005	1,155	$16.18
Granted	20	$21.67
Exercised	(48)	$14.04	$.4

Cancelled	(4)	$33.81
Employee transfers, net	69	—

Outstanding at March 31, 2006	1,192	$15.60	$11.5

Exercisable at March 31, 2006	1,024	$15.43	$10.5

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
     The following summary provides additional information about stock options that are outstanding and exercisable at March 31, 2006 (options in thousands).

	Stock Options Outstanding			Stock Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (years)	Options	Price	Life (years)

$2.27 to $10.00	652	$6.37	6.0	599	$6.05	5.8
$14.80 to $15.89	75	$15.69	1.4	75	$15.69	1.4
$19.29 to $31.56	269	$21.82	5.9	154	$23.41	3.6
$34.54 to $42.29	196	$37.73	1.4	196	$37.73	1.4

	1,192	$15.60	4.9	1,024	$15.43	4.3

     The estimated weighted average grant-date fair value of Williams stock options granted in the first quarter of 2006 is $8.37 per share. The Black-Scholes option pricing model was used to estimate the grant-date fair value of each stock option granted. The fair values of options granted during the first quarter of 2006 were estimated using the following assumptions:

Assumptions:
Expected dividend yield	1.4%
Expected volatility	36.3%
Risk-free interest rate	4.63%
Expected life (years)	6.5
     The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of Williams stock and the implied volatility of Williams stock based on traded options. In calculating historical volatility, returns during calendar year 2002 were excluded as the extreme volatility during that time is not reasonably expected to be repeated in the future. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.
Nonvested Deferred Shares
     Deferred Williams shares are valued at market value on the grant date of the award and generally vest over three years. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.
     The following summary reflects nonvested deferred share activity and related information for the quarter ended March 31, 2006.

		Weighted
		Average
		Grant-Date
Deferred Shares	Shares	Fair Value
Nonvested at December 31, 2005	23,776	$15.09
Granted	27,997	$21.67
Vested	(5,333)	$9.93

Nonvested at March 31, 2006	46,440	$19.65

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
     The total market value of shares issued during the quarter was approximately $0.1 million.
     Performance-based share awards issued under the Plan represent 28 percent of nonvested deferred shares outstanding at March 31, 2006. These awards are earned at the end of a three-year period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original award amount.
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
     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2005 Annual Report on Form 10-K and with the condensed financial statements and notes thereto contained within this report.
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
2003 Pipeline Breaks in Washington
     In 2003, we experienced two breaks in a segment of one of our natural gas pipelines in western Washington. In response to the first break, we received a Corrective Action Order (CAO) from the Office of Pipeline Safety (OPS). In December 2003, in response to the second break, we received an Amended Corrective Action Order (ACAO). We subsequently idled the pipeline segment until its integrity could be assured.
     By June 2004 we had successfully completed our hydrostatic testing program and returned to service 111 miles of the 268 miles of pipe affected by the ACAO. That effort has restored 131 MDth/day of the 360 MDth/day of idled capacity and is anticipated to be adequate to meet most market conditions. To date our ability to serve the market demand has not been significantly impacted.
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced in 2006. Through March 31, 2006, approximately $43 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
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
     On November 29, 2004, we filed an application with the FERC for certificate authorization to construct and operate the “Capacity Replacement Project.” This project entails the abandonment of approximately 268 miles of the existing 26-inch pipeline, and the construction of approximately 80 miles of new 36-inch pipeline and an additional 10,760 net horsepower of compression at two existing compressor stations. The original cost of the abandoned assets and any cost of removal, net of salvage, will be charged to Accumulated Depreciation. At March 31, 2006, the net book value of the assets to be abandoned was $81.1 million. The estimated total cost of the proposed Capacity Replacement Project included in the filing is approximately $333 million, net of a $3.3 million contribution-in-aid-of-construction from a shipper that agreed to relinquish 13 MDth/d of capacity. A favorable preliminary determination was issued in May 2005 and we received and accepted the final FERC certificate in September 2005. We began construction of certain critical river crossings in late 2005. The main construction of pipeline and compression began in early 2006 with an anticipated in-service date of November 1, 2006.
     We anticipate filing a rate case during the third quarter of 2006 to recover the capitalized costs relating to the restoration and replacement facilities. The new rates would become effective during the first quarter of 2007.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three-month periods ended March 31, 2006 and 2005. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
     Northwest’s transportation service accounted for 96 percent of operating revenues for each of the three-month periods ended March 31, 2006 and 2005. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the three-month periods ended March 31, 2006 and 2005 respectively.
     Operating expenses increased $6.1 million, or 14 percent. This increase is due primarily to a $2.1 million increase in consulting, contract, and other outside services including $1.1 million related to our environmental assessment efforts and a $1.2 million increase in depreciation expense resulting from new property additions. Also contributing to this increase were higher outside administrative costs of $0.9 million related primarily to outsourced information technology services, higher labor expenses of $0.8 million, and higher materials and supplies expenses of $0.8 million related primarily to pipeline operations.
     Other income increased $2.5 million, or 120 percent, primarily due to a $2.3 million increase in the allowance for equity funds used during construction resulting from the higher capital expenditures in 2006.

     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2006	2005
	(In million dekatherms)
Total Throughput	180	181

Average Daily Throughput Volumes	2.0	2.0
Average Daily Reserved Capacity Under Long- Term Base Firm Contracts, excluding peak capacity	2.5	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (1)	0.9	0.9

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
CAPITAL EXPENDITURES
     Our capital expenditures for the three months ended March 31, 2006 were $40.3 million, compared to $12.0 million for the three months ended March 31, 2005. This increase primarily reflects the construction of our Capacity Replacement Project. We currently estimate our 2006 capital expenditures will be between $435 million and $475 million. Our capital expenditures estimate for 2006 is discussed in our 2005 Annual Report on Form 10-K.
Parachute Lateral Project
     In January 2006, we filed an application with the FERC to construct a 38-mile lateral that would provide additional transportation capacity in northwest Colorado. The planned lateral would increase capacity by 450 MDth/day through a 30-inch diameter line and is estimated to cost $55 million. We anticipate beginning service on the expansion by January 2007.
Greasewood Lateral Project
     In March 2006, we executed an agreement with a shipper for 200 Mdth/day of capacity on a proposed new lateral to be constructed from the vicinity of Greasewood, Colorado, to our mainline system near Sands Springs, Colorado. The cost of the project is estimated to be approximately $28 million and is planned for service in November 2008. We anticipate filing an application with the FERC in mid-2007 for approval of the project.

ITEM 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and Vice President and Treasurer concluded that these Disclosure Controls are effective at a reasonable assurance level.
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
     There have been no changes during first quarter 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 5.	OTHER INFORMATION.

On May 1, 2006, the Company entered into a Credit Agreement among the Company, Williams, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P. (collectively, the “Borrowers”), the lenders from time to time parties thereto, and Citibank, N.A., as administrative agent (the “Credit Agreement”).

The Credit Agreement replaces the Amended and Restated Credit Agreement, dated May 20, 2005, by and among the Borrowers, the several lenders from time to time parties thereto, and Citicorp USA, Inc., as administrative agent and collateral agent (the “Old Credit Agreement”).

The Credit Agreement consists of a $1.5 billion senior unsecured revolving line of credit. The Credit Agreement has a term of three years. Borrowings under the Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of the applicable borrower’s senior unsecured long-term debt.

The Credit Agreement is guaranteed by Williams Gas Pipeline Company, LLC. The obligations of Williams Partners L.P. are guaranteed by Williams.

The Credit Agreement contains a number of restrictions on the Borrowers’ business, including, but not limited to, restrictions on certain of the Borrowers’ and certain of the Borrowers’ subsidiaries’ ability to grant liens on assets, merge, consolidate, or sell assets; incur indebtedness; engage in transactions with related parties; and make distributions on equity interests. In addition, Williams is at certain times subject to a minimum ratio of consolidated EBITDA to interest expense financial maintenance covenant. The Credit Agreement also contains affirmative covenants and events of default, including a cross acceleration to debt in a principal amount of $100 million or greater, and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of an event of default, could result in acceleration of the Borrowers’ debt and other financial obligations under the Credit Agreement.

As of May 1, 2006, there are no outstanding borrowings under the Credit Agreement.

ITEM 6.	EXHIBITS.

The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

(10) Material contracts
–	1 Credit Agreement, dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 1, 2006 Commission File Number 1-4174)
(31) Section 302 Certifications

–	1 Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

–	2 Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certification
–	1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION
Registrant

By:	/s/ R. Rand Clark R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)
Date: May 5, 2006