Form 10-Q
period 2006-06-30
NORTHWEST PIPELINE CORP
filed 2006-08-04
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006

Common stock, $1 par value	1,000 shares
The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

NORTHWEST PIPELINE CORPORATION
Certain matters discussed in this report, excluding historical information, include forward-looking statements — statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2005 Annual Report on Form 10-K and 2006 First Quarter Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

OPERATING REVENUES	$79,915	$78,907	$159,553	$159,190

OPERATING EXPENSES:
General and administrative	14,668	13,352	26,836	25,260
Operation and maintenance	14,656	12,234	30,334	23,527
Depreciation	17,773	15,983	35,184	32,193
Regulatory credits	(1,554)	(1,171)	(2,616)	(2,190)
Taxes, other than income taxes	4,417	4,011	8,914	8,238

Total operating expenses	49,960	44,409	98,652	87,028

Operating income	29,955	34,498	60,901	72,162

OTHER INCOME — net	6,312	3,083	10,886	5,163

INTEREST CHARGES:
Interest on long-term debt	9,746	9,612	19,189	19,223
Other interest	853	855	1,913	1,715
Allowance for borrowed funds used during construction	(1,071)	(438)	(1,600)	(658)

Total interest charges	9,528	10,029	19,502	20,280

INCOME BEFORE INCOME TAXES	26,739	27,552	52,285	57,045

PROVISION FOR INCOME TAXES	9,265	10,363	18,909	21,539

NET INCOME	$17,474	$17,189	$33,376	$35,506

CASH DIVIDENDS ON COMMON STOCK	$—	$—	$—	$50,000

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousand of Dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$175,861	$59,709
Advance to affiliates	49,980	50,000
Accounts receivable -
Trade, less reserves of $91 for June 30, 2006 and December 31, 2005	28,839	27,779
Affiliated companies	206	4,015
Income taxes due from affiliate	—	1,475
Materials and supplies, less reserves of $232 for June 30, 2006 and $263 for December 31, 2005	8,171	8,365
Exchange gas due from others	6,621	11,257
Exchange gas offset	5,771	9,386
Deferred income taxes	3,386	3,913
Prepayments and other	3,378	2,179

Total current assets	282,213	178,078

PROPERTY, PLANT AND EQUIPMENT, at cost	2,417,647	2,286,280
Less — Accumulated depreciation	977,633	957,385

Total property, plant and equipment	1,440,014	1,328,895

OTHER ASSETS:
Deferred charges	51,042	49,124
Regulatory assets	65,521	60,007

Total other assets	116,563	109,131

Total assets	$1,838,790	$1,616,104

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable-
Trade	$21,292	$26,535
Affiliated companies	11,289	3,754
Accrued liabilities -
Income taxes due to affiliate	1,743	—
Taxes, other than income taxes	8,685	8,511
Interest	7,319	7,013
Employee costs	6,679	8,731
Exchange gas due to others	12,392	20,643
Deferred contract termination income	6,045	6,045
Other	4,077	3,618
Current maturities of long-term debt	7,500	7,500

Total current liabilities	87,021	92,350

LONG-TERM DEBT LESS CURRENT MATURITIES	687,039	512,580

DEFERRED INCOME TAXES	254,008	236,548

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	68,204	65,869

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	262,844	262,844
Retained earnings	479,288	445,912
Accumulated other comprehensive income	385	—

Total common stockholder’s equity	742,518	708,757

Total liabilities and stockholder’s equity	$1,838,790	$1,616,104

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net Income	$33,376	$35,506
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	35,184	32,193
Regulatory credits	(2,616)	(2,190)
Provision (benefit) for deferred income taxes	17,755	(27,095)
Amortization of deferred charges and credits	935	11
Allowance for equity funds used during construction	(3,134)	(1,232)
Reserve for doubtful accounts	—	9
Changes in:
Trade accounts receivable	(1,060)	4,237
Affiliated receivables, including income taxes	5,284	(112)
Exchange gas due from others	8,251	5,698
Materials and supplies	194	67
Other current assets	(1,199)	(498)
Deferred charges	(3,433)	(1,140)
Trade accounts payable	2,974	893
Affiliated payables, including income taxes	7,535	5,424
Exchange gas due to others	(8,251)	(5,698)
Other accrued liabilities	630	10,485
Other deferred credits	1,828	1,218

Net cash provided by operating activities	94,253	57,776

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(136,256)	(41,553)
Asset removal cost	(10,272)	(526)
Changes in accounts payable	(7,078)	(751)
Proceeds from contract termination payments (Notes 2 and 5)	3,348	87,917
Advances to affiliates	20	—

Net cash provided by (used in) investing activities	(150,238)	45,087

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	174,447	—
Debt issuance costs	(2,310)	—
Dividends paid	—	(50,000)

Net cash provided by (used in) financing activities	172,137	(50,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	116,152	52,863

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,709	53,393

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,861	$106,256

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
Basis of Presentation
     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $74.1 million, as of June 30, 2006, to us as current Federal Energy Regulatory Commission (FERC) policy does not permit us to recover amounts in excess of original cost through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2006 and December 31, 2005, and results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K and 2006 First Quarter Report on Form 10-Q.
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
Recent Accounting Developments
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We will adopt the Interpretation beginning in 2007. We do not anticipate that the adoption of this Interpretation will have any material impact on our condensed financial statements.
     FERC Accounting Guidance On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be applied prospectively beginning January 1, 2006. The Order requires companies to expense certain pipeline integrity-related assessment costs that we have historically capitalized. We anticipate expensing approximately $6 million to $8 million of costs in 2006 that would have been capitalized prior to the Order becoming effective. During the six months ended June 30, 2006, the amount expensed for integrity-related assessment activities is approximately $600,000.
Reclassifications
     For the three and six month periods ended June 30, 2005, General and Administrative Expense was decreased and Operation and Maintenance Expense was increased by $2.2 million and $3.9 million, respectively, to allocate benefits that had previously been classified as General and Administrative Expense to Operation and Maintenance Expense to appropriately reflect these benefits as cost of operations. Certain other reclassifications have been made in the 2005 financial statements to conform to the current period presentation.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Rate and Regulatory Matters
     General Rate Case (Docket No. RP06-416) On June 30, 2006, we filed a general rate case under Section 4 of the Natural Gas Act seeking an increase in jurisdictional revenues of approximately $119 million. On July 31, 2006, the FERC issued an Order accepting our filing and suspended the effective date of the new rates for five months, to become effective January 1, 2007, subject to refund. Our case seeks a total cost of service of $441.4 million, which includes a request for an allowed rate of return on equity of 13.6 percent. We propose the use of a straight-fixed variable rate design. Significant costs that have contributed to the need to file this rate case include: construction of the Capacity Replacement Project (see “2003 Pipeline Breaks in Washington” below), an increase in reliability and integrity expenditures, and an increase in labor costs. Under the filing our current system-wide transportation rate of $0.30760 per Dth * would increase to $0.44468 per Dth.
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

*	The term “MCF” means thousand cubic feet, “MMcf” means million cubic feet and “Bcf” means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term “MMBtu” means one million British Thermal Units and “TBtu” means on trillion British Thermal Units. The term Dth means one dekatherm; this is equal to one MMBtu. The term MDth means thousand dekatherms. The term MMDth means million dekatherms.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
     Beginning in the mid 1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Consistent with other natural gas transmission companies, we identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to reevaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At June 30, 2006, we have accrued liabilities totaling approximately $4 million for these costs which are expected to be incurred over the period from now through 2009. We consider these costs associated with compliance with these environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $95 million and $120 million over the remaining assessment period of 2006 through 2012. We began expensing a portion of these costs on January 1, 2006. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced in 2006. Through June 30, 2006, approximately $43 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
     On October 4, 2004, we received a notice of probable violation (NOPV) from OPS. Under the provisions of the NOPV, OPS issued a preliminary civil penalty of $100,000 for exceeding the pressure restriction on one of the segments covered under the original CAO. This penalty was accrued in the third quarter of 2004. The incident occurred on July 15, 2003 and did not occur as part of normal operations, but in preparation for running an internal inspection tool to test the integrity of the line. The operating pressure dictated by the original CAO was exceeded for approximately three hours due to the mechanical failure of an overpressure device and we immediately reported the incident to the OPS. There was no impact on pipeline facilities, and no additional sections of the pipeline were affected. Following the incident, new protocols were adopted to ensure that a similar situation would not occur in the future. A hearing on the proposed OPS civil penalty occurred on December 15, 2004, in Denver, Colorado, and a decision is pending.
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
     On November 29, 2004, we filed an application with the FERC for certificate authorization to construct and operate the “Capacity Replacement Project.” This project entails the abandonment of approximately 268 miles of the existing 26-inch pipeline, and the construction of approximately 80 miles of new 36-inch pipeline and an additional 10,760 net horsepower of compression at two existing compressor stations. The original cost of the abandoned assets and any cost of removal, net of salvage, will be charged to Accumulated Depreciation. At June 30, 2006, the net book value of the assets to be abandoned was $84.9 million. The estimated total cost of the proposed Capacity Replacement Project included in the filing is approximately $333 million, net of a $3.3 million contribution-in-aid-of-construction from a shipper that agreed to relinquish 13 MDth/d of capacity. A favorable preliminary determination was issued in May 2005 and we received and accepted the final FERC certificate in September 2005. We began construction of certain critical river crossings in late 2005. The main construction of pipeline and compression began in early 2006 with an anticipated in-service date of November 1, 2006.
     We filed a rate case on June 30, 2006 to recover, among other things, the capitalized costs relating to the Capacity Replacement Project.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. DEBT AND FINANCING ARRANGEMENTS
Issuance of Long-Term Debt
     In June 2006, we issued $175 million aggregate principal amount of 7 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement. We intend to use the proceeds for general corporate purposes, including the funding of capital expenditures.
Revolving Credit and Letter of Credit Facilities
     In May 2006, Williams obtained an unsecured, three-year, $1.5 billion revolving credit facility, replacing our $1.275 billion secured credit facility. The new unsecured facility contains similar terms and covenants as the secured facility. The facility is fully guaranteed by WGP. We have access to $400 million under the facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently .25 percent annually) based on the unused portion of the facility. The margins and commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling $107 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at June 30, 2006.
4. STOCK-BASED COMPENSATION
Plan Information
     The Williams Companies, Inc. 2002 Incentive Plan (Plan) was approved by stockholders on May 16, 2002, and amended and restated on May 15, 2003, and January 23, 2004. The Plan provides for Williams common-stock-based awards to both employees and nonmanagement directors. Upon approval by the Williams stockholders, all prior stock plans were terminated resulting in no further grants being made from those plans. However, awards outstanding in those prior plans remain in those plans with their respective terms and provisions.
     The Plan permits the granting of various types of awards including, but not limited to, stock options and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, we accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Compensation cost for stock options was not recognized in our Condensed Statement of Income for the six months ending June 30, 2005, as all Williams options granted under the Plan had an exercise price equal to the market value of the underlying Williams common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for deferred share awards. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective method. Under this method, compensation cost recognized in the first six months of 2006 includes: (1) compensation cost for all Williams share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (2) compensation cost for all Williams share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Total stock-based compensation expense for the three and six months ending June 30, 2006 was $0.2 million and $0.4 million, respectively, excluding amounts included in allocations from Williams and WGP, included in general and administrative expense. Measured but unrecognized stock-based compensation expense at June 30, 2006, was approximately $1.5 million. This amount is comprised of approximately $0.8 million related to stock options and approximately $0.7 million related to deferred shares. These amounts are expected to be recognized over a weighted average period of 1.9 years.
     The following table illustrates the effect on Net Income if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plan for the three and six months ending June 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting period of the options.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Thousands of Dollars)

Net income, as reported	$17,189	$35,506
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	54	145

Pro forma net income	$17,135	$35,361

Stock Options
     Williams stock options are valued at the date of award and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Williams stock options generally become exercisable over a three-year period from the date of grant and generally expire ten years after the grant.
     The following summary reflects stock option activity and related information for the six-month period ending June 30, 2006.

		Weighted Average	Aggregate Intrinsic
Stock Options	Options	Exercise Price	Value
	(Thousands)		(Millions of Dollars)

Outstanding at December 31, 2005	1,155	$16.18
Granted	20	$21.67
Exercised	(84)	$13.96	$.7

Employee transfers, net	63

Outstanding at June 30, 2006	1,150	$15.65	$10.9

Exercisable at June 30, 2006	982	$15.48	$10.0

     The following summary provides additional information about stock options that are outstanding and exercisable at June 30, 2006 (options in thousands).

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual Life		Exercise	Contractual Life
Range of Exercise Prices	Options	Price	(years)	Options	Price	(years)

$2.27 to $10.00	635	$6.28	5.8	583	$5.96	5.7
$14.80 to $15.89	57	$15.77	1.4	57	$15.77	1.4
$19.29 to $31.56	262	$21.82	5.8	146	$23.50	3.5
$34.54 to $42.29	196	$37.73	1.2	196	$37.73	1.2

	1150	$15.65	4.8	982	$15.48	4.2

     The estimated weighted average grant-date fair value of Williams stock options granted in the first six months of 2006 is $8.34 per share. The Black-Scholes option pricing model was used to estimate the grant-date fair value of each stock option granted. The fair values of options granted during the first six months of 2006 were estimated using the following assumptions:

Assumptions:
Expected dividend yield	1.42%
Expected volatility	36.3%
Risk-free interest rate	4.65%
Expected life (years)	6.5
     The expected dividend yield is based on the average annual dividend yield as of the grant date. Expected volatility is based on the historical volatility of Williams’ stock and the implied volatility of Williams’ stock based on traded options. In calculating historical volatility, returns during calendar year 2002 were excluded as the extreme volatility during that time is not reasonably expected to be repeated in the future. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.
     Cash received from stock option exercises was $1.2 million during the first six months of 2006.
Nonvested Deferred Shares
     Deferred Williams shares are valued at market value on the grant date of the award and generally vest over three years. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.
     The following summary reflects nonvested deferred share activity and related information for the six-month period ended June 30, 2006.

		Weighted
		Average
		Grant-Date
Deferred Shares	Shares	Fair Value

Nonvested at December 31, 2005	23,776	$15.09
Granted	27,997	$21.67
Vested	(5,338)	$9.93
Employee transfers, net	(351)

Nonvested at June 30, 2006	46,084	$19.63

     The total market value of shares vested and issued during the first six months of 2006 was approximately $0.1 million.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Performance-based share awards issued under the Plan represent 28 percent of nonvested deferred shares outstanding at June 30, 2006. These awards are generally earned at the end of a three-year period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original award amount.
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
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)		(Thousands of Dollars)

Net income	$17,474	$17,189	$33,376	$35,506
Other comprehensive income:
Gain on cash flow hedges	619	—	619	—
Reclassification cash flow hedge gain into earnings	(3)	—	(3)	—

Other comprehensive income before taxes	616	—	616	—
Income tax provision on other comprehensive income	(231)	—	(231)	—

Other comprehensive income	385	—	385	—

Comprehensive income	$17,859	$17,189	$33,761	$35,506

     The gain on cash flow hedges for the three and six months ending June 30, 2006 represents a realized gain on forward starting interest rate swaps that we entered into prior to our issuance of fixed rate, long-term debt in the second quarter 2006. The swaps, which were settled near the date of the debt issuance, hedged the variability of forecasted interest payments arising from changes in interest rates prior to the issuance of our fixed rate debt.

ITEM 2. Management’s Narrative Analysis of Results of Operations
GENERAL
     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2005 Annual Report on Form 10-K and with the condensed financial statements and notes thereto, in Item 2 of our 2006 first quarter report on Form 10-Q and within this report.
General Rate Case (Docket No. RP06-416)
     On June 30, 2006, we filed a general rate case under Section 4 of the Natural Gas Act seeking an increase in jurisdictional revenues of approximately $119 million. On July 31, 2006, the FERC issued an Order accepting our filing and suspended the effective date of the new rates for five months, to become effective January 1, 2007, subject to refund. While we have requested an initial effective date of August 1, 2006, it is expected that the FERC will suspend our filing for five months and that new rates will become effective January 1, 2007. Our case seeks a total cost of service of $441.4 million, which includes a request for an allowed rate of return on equity of 13.6 percent. We propose the continued use of a straight-fixed variable rate design. Significant costs that have contributed to the need to file this rate case include: construction of the Capacity Replacement Project, an increase in reliability and integrity expenditures, and an increase in labor costs. Under the filing our current system-wide transportation rate of $0.30760 per Dth would increase to $0.44468 per Dth.
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
     The restored facilities will be monitored and tested as necessary until they are ultimately replaced in 2006. Through June 30, 2006, approximately $43 million has been spent on testing and remediation costs, including approximately $8.9 million related to one segment of pipe that we determined not to return to service and was therefore written off in the second quarter of 2004.
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
     On November 29, 2004, we filed an application with the FERC for certificate authorization to construct and operate the “Capacity Replacement Project.” This project entails the abandonment of approximately 268 miles of the existing 26-inch pipeline, and the construction of approximately 80 miles of new 36-inch pipeline and an additional 10,760 net horsepower of compression at two existing compressor stations. The original cost of the abandoned assets and any cost of removal, net of salvage, will be charged to Accumulated Depreciation. At June 30, 2006, the net book value of the assets to be abandoned was $84.9 million. The estimated total cost of the proposed Capacity Replacement Project included in the filing is approximately $333 million, net of a $3.3 million contribution-in-aid-of-construction from a shipper that agreed to relinquish 13 MDth/d of capacity. A favorable preliminary determination was issued in May 2005 and we received and accepted the final FERC certificate in September 2005. We began construction of certain critical river crossings in late 2005. The main construction of pipeline and compression began in early 2006 with an anticipated in-service date of November 1, 2006.
     We filed a rate case on June 30, 2006 to, among other things, recover the capitalized costs relating to the Capacity Replacement Project.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the six-month periods ended June 30, 2006 and 2005. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
     Northwest’s transportation service accounted for 96 percent of operating revenues for each of the six-month periods ended June 30, 2006 and 2005. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the six-month periods ended June 30, 2006 and 2005.
     Operating expenses increased $11.6 million, or 13 percent. This increase is due primarily to a $3.9 million increase in consulting, engineering, maintenance, contract, and other outside services including $1.0 million related to our environmental assessment efforts and a $3.0 million increase in depreciation expense resulting from new property additions. Also contributing to this increase were higher outside administrative costs of $2.8 million related primarily to outsourced information technology services, higher labor expenses of $1.7 million, and higher materials and supplies expenses of $1.4 million related primarily to pipeline operations. These increases were partially offset by a $1.2 million decrease in lease expense for our headquarters facility.
     Other income increased $5.7 million, or 111 percent, primarily due to a $4.8 million increase in the allowance for equity funds used during construction resulting from the higher capital expenditures in 2006. Also adding to this increase is $0.9 million related to the settlement of the contribution in aid of construction associated with our Capacity Replacement Project.
     Allowance for borrowed funds used during construction increased $0.9 million, or 143 percent, due to higher capital expenditures in 2006.
     The provision for income taxes decreased $2.6 million due primarily to lower pre-tax income in 2006 as compared to 2005.

     The following table summarizes volumes and capacity for the periods indicated:

	Six Months Ended June 30,
	2006	2005

Total Throughput (TBtu)	322	327

Average Daily Transportation Volumes (TBtu)	1.8	1.8
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity (TBtu)	2.5	2.5
Average Daily Reserved Capacity Under Short—Term Firm Contracts (TBtu) (1)	0.8	0.8

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
METHOD OF FINANCING
     In June 2006, we issued $175 million aggregate principal amount of 7 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement. We intend to use the proceeds for general corporate purposes, including the funding of capital expenditures
     In May 2006, Williams obtained an unsecured, three-year, $1.5 billion revolving credit facility, replacing our $1.275 billion secured credit facility. The new unsecured facility contains similar terms and covenants as the secured facility. The facility is fully guaranteed by WGP. We have access to $400 million under the facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently .25 percent annually) based on the unused portion of the facility. The margins and commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling $107 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at June 30, 2006.
CAPITAL EXPENDITURES
     Our capital expenditures for the six months ended June 30, 2006 were $136.3 million, compared to $41.6 million for the six months ended June 30, 2005. We currently estimate our 2006 capital expenditures will be between $435 million and $475 million. Our capital expenditures estimate for 2006 is discussed in our 2005 Annual Report on Form 10-K.
Parachute Lateral Project
     In January 2006, we filed an application with the FERC to construct a 38-mile lateral that would provide additional transportation capacity in northwest Colorado. The planned lateral would increase capacity by 450 MDth/day through a 30-inch diameter line and is estimated to cost $64 million. We anticipate beginning service on the expansion by January 2007.
Greasewood Lateral Project
     In March 2006, we executed an agreement with a shipper for 200 Mdth/day of capacity on a proposed new lateral to be constructed from the vicinity of Greasewood, Colorado, to our mainline system near Sands Springs, Colorado. As currently proposed, the new lateral would include approximately 33 miles of 16-inch diameter pipeline, at an estimated cost of $35 million to $40 million and is planned for service in November 2008. In July 2006, we began an open season during which shippers can contract for additional long-term transportation service. Based on the level of commitments, we will determine the final design and costs for the lateral project. We anticipate filing an application with the FERC in mid-2007 for approval of the project.

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
     There have been no changes during second quarter 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

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

(4)	Instruments defining the rights of security holders, including indentures:

	-	1	Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A. (Exhibit 4.1 to Form 8-K filed June 23, 2006)

(10)	Material contracts

	-	1	Credit Agreement, dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 1, 2006 Commission File Number 1-4174)

	-	2	Registration Rights Agreement, dated as of June 22, 2006, among Northwest Pipeline Corporation and J.P. Morgan Securities Inc. and Calyon Securities (USA) Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule I thereto. (Exhibit 10.1 to Form 8-K filed June 23, 2006)

(31)	Section 302 Certifications

	-	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	-	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

	-	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION
Registrant

By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: August 4, 2006