Form 10-K
period 2006-12-31
NORTHWEST PIPELINE CORP
filed 2007-03-05
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.
No voting or non-voting common equity of registrant is held by non-affiliates.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common stock, $1 par value	1,000 shares
Documents Incorporated by Reference:
None
The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

PART I

NORTHWEST PIPELINE CORPORATION
FORM 10-K
PART I
Item 1. BUSINESS
     In this report, Northwest Pipeline Corporation (Northwest) is at times referred to in the first person as “we”, “us” or “our”.
GENERAL
     Northwest is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). For 2006, Williams is a reporting entity under the Sarbanes-Oxley Act of 2002. Northwest is not an accelerated filer and therefore not required in 2006 to report under Section 404 of the Sarbanes-Oxley Act of 2002.
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
PIPELINE SYSTEM AND CUSTOMERS
Transportation and Storage
     At December 31, 2006, our system, having long-term firm transportation agreements with peaking capacity of approximately 3.4 MMDth* of gas per day, was comprised of approximately 3,900 miles of mainline and lateral transmission pipelines and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 473,000 horsepower.
     In 2006, we served a total of 141 transportation and storage customers. Our transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. In 2006, our two largest customers were Puget Sound Energy, Inc. and Northwest Natural Gas Co., which accounted for approximately 19.9 percent and 10.9 percent, respectively, of our total operating revenues. No other customer accounted for more than 10 percent of our total operating revenues in 2006. Our firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible and short-term firm transportation services.
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
     • The term “Mcf” means thousand cubic feet, “MMcf” means million cubic feet and “Bcf” means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term “MMBtu” means one million British Thermal Units and “TBtu” means one trillion British Thermal Units. The term Dth means one dekatherm, which is equal to one MMBtu. The term MDth means thousand dekatherms. The term MMDth means million dekatherms.

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
     We own a one-third interest in the Jackson Prairie underground storage facility located near Chehalis, Washington, with the remaining interests owned by two of our distribution customers. Our share of the firm seasonal storage service is 7.0 Bcf of working gas capacity and up to 283 MMcf per day of peak day deliveries. Additionally, our share of the best-efforts delivery capacity is 50 MMcf per day.
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
Termination of the Grays Harbor Transportation Agreement
     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement and Northwest’s tariff. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke. Accordingly, the income effects from the agreement termination have been deferred pending the resolution of this matter.
     On June 16, 2005, we filed a Petition for a Declaratory Order with the FERC requesting that it rule on our interpretation of our tariff to aid in resolving the dispute with Duke. On July 15, 2005, Duke filed a motion to intervene and provided comments supporting its position concerning the issues in dispute.
     On October 4, 2006, the FERC issued its Order on Petition for Declaratory Order, providing clarification on issues relating to Duke’s obligation to reimburse us for future tax expenses in connection with the buying out of Duke’s facilities reimbursement agreement and terminating the related transportation agreement associated with service on the Grays Harbor lateral. The FERC did not directly address the tariff interpretation issues that we had presented.
     On November 3, 2006, we filed a request for rehearing of the FERC’s Order on Petition for Declaratory Order. Our request for rehearing seeks a FERC determination of our tariff language concerning mid-term contractual buyouts. It also seeks to clarify some of the underlying principles of a possible buyout calculation as suggested by the FERC in its Order on Petition for Declaratory Order.
     Based upon the above, we do not anticipate any adverse impact to our results of operations or financial position from this matter.
CAPITAL PROJECTS
Capacity Replacement Project
     In 2003, we experienced two breaks in a segment of one of our natural gas pipelines in western Washington. In response to these breaks, we received Corrective Action Orders (CAO) from the Office of Pipeline Safety (OPS). We elected to idle the pipeline segment until its integrity could be assured, and began the process of replacing the capacity served by the pipeline segment.

     In September 2005, we received a FERC certificate authorizing us to construct and operate the “Capacity Replacement Project.” This project entailed the abandonment of approximately 268 miles of the existing 26-inch pipeline, and the construction of approximately 80 miles of new 36-inch pipeline and an additional 10,760 net horsepower of compression at two existing compressor stations. As of December 2006, all of the facilities and abandonment of the 26-inch pipeline were completed. The final cost of the project, including some minor post-construction work, is estimated to be $325 million.
     The rate case we filed on June 30, 2006 seeks to recover, among other things, the capitalized costs relating to the Capacity Replacement Project.
Parachute Lateral Project
     In January 2006, we filed an application with the FERC to construct a 38-mile lateral that would provide additional transportation capacity from the Parachute area to the Greasewood area in northwest Colorado. In August 2006, the FERC granted us the requested certificate and we commenced construction of the facilities. The planned lateral will provide new capacity of 450 MDth/day through a 30-inch diameter line and is estimated to cost $86 million. We anticipate beginning service on the expansion in March 2007.
Greasewood Lateral Project
     In March 2006, we executed an agreement with a shipper for 200 MDth/day of capacity on a proposed new lateral to be constructed from the vicinity of Greasewood, Colorado, to our mainline system near Sands Springs, Colorado. On February 20, 2007, following a meeting with representatives of the shipper, we decided to postpone applying with the FERC for a certificate to construct the proposed Greasewood Lateral Project. We will be continuing to work with potential shippers to determine whether to proceed with the project at a future date.
OPERATING STATISTICS
     The following table summarizes volumes and capacity for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In trillion British Thermal Units)
Total Throughput	676	673	650

Average Daily Transportation Volumes	1.9	1.8	1.8
Average Daily Reserved Capacity Under Long-Term Base Firm Contracts, excluding peak capacity	2.5	2.5	2.5
Average Daily Reserved Capacity Under Short-Term Firm Contracts (1)	.9	.8	.6

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
REGULATORY MATTERS
     Our transportation and storage rates are established through the FERC ratemaking process. Key factors affecting our rates are (1) costs of providing service, including depreciation expense, (2) the inclusion of an allowed rate of return on capital assets, including the equity component of the capital structure and related income taxes and (3) contract demand and volume throughput assumptions. As a result of these proceedings, certain revenues collected previously may be subject to refund. We record estimates of rate refund liabilities considering our estimated outcome of the regulatory proceedings and advice of counsel, which are discounted and risk weighted.
General Rate Case (Docket No. RP06-416)
     On June 30, 2006, we filed a general rate case under Section 4 of the Natural Gas Act. Significant costs that contributed to the need to file this rate case include: construction of the Capacity Replacement Project, an increase in reliability and integrity expenditures, and an increase in other operating costs. On July 31, 2006, the FERC issued an Order accepting our filing and suspended the effective date of the new rates for five months, to become effective January 1, 2007, subject to refund. On January 31, 2007, we filed a stipulation and settlement agreement that resolves all outstanding issues in our pending rate case. That settlement is either supported or not opposed by both the intervening parties and FERC staff. It is expected to be uncontested. The settlement specified an annual cost of service of $404 million and establishes that general system firm transportation rates on our system will increase from $0.30760 to $0.40984 per Dth, effective January 1, 2007. The settlement is subject to FERC approval. We anticipate the approval process will be completed by mid-2007.
TRANSACTIONS WITH AFFILIATES
     We engage in transactions with Williams and other Williams subsidiaries. See “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements — 1. Summary of Significant Accounting Policies and 8. Transactions with Major Customers and Affiliates.”
REGULATION
Interstate Gas Pipeline Operations
     We are subject to regulation by the FERC under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of our jurisdictional facilities, and our accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA. We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, and the Pipeline Safety Improvement Act of 2002 which regulate safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities. The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and their “marketing affiliates” as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting their marketing affiliates by requiring the employees of a transmission provider to function independently from employees of marketing affiliates and by restricting the information that transmission providers may provide to marketing affiliates.
Environmental Matters
     We are subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations are generally recoverable in rates. For these reasons, management believes that compliance with applicable environmental requirements is not likely to have a material effect upon our competitive position or earnings. See “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements — 3. Contingent Liabilities and Commitments — Environmental Matters.”
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
PURPOSES OF THE “SAFE HARBOR“ PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
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
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or project. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	inflation, interest rates, and general economic conditions;

•	the strength and financial resources of our competitors;

•	development of alternative energy sources;

•	the impact of operational and development hazards;

•	costs of, changes in, or the results of laws, government regulations, environmental liabilities, litigation, and rate proceedings;

•	increasing maintenance and construction costs;

•	changes in the current geopolitical situation;

•	risks related to strategy and financing, including restrictions stemming from our debt agreements and our lack of investment grade credit ratings; and

•	risk associated with future weather conditions and acts of terrorism.
     Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are described in the following section.
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
     Expiration of firm transportation agreements. A substantial portion of our operating revenues is generated through firm transportation agreements that expire periodically and must be renegotiated and extended or replaced. We cannot give any assurance as to whether any of these agreements will be extended or replaced or that the terms of any renegotiated agreements will be as favorable as the existing agreements. Upon the expiration of these agreements, should customers turn back or substantially reduce their commitments, we could experience a negative effect to our results of operations.
     Decreases in natural gas production. The development of the additional natural gas reserves that are essential for our gas transmission business to thrive requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to our pipeline system. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transmission and import and export of natural gas supplies, adversely impacting our ability to fill the capacities of our transmission and storage facilities. Additionally, in some cases, new LNG import facilities built near our markets could result in less demand for our transmission facilities.
     Decreases in demand of natural gas. Demand depends on the ability and willingness of shippers with access to our facilities to satisfy their demand by deliveries through our system. Any decrease in this demand could adversely after our business. Demand of natural gas is also affected by weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, or technological advances in fuel economy and energy generation devices, all of which are matters beyond our control.

     Competitive pressures. Although most of our pipeline system’s current capacity is contracted under firm transportation service agreements, the FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve, which, if the proposed projects succeed, could increase the competitive pressure upon us. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business and results of operations.
Our transporting activities involve numerous risks that might result in accidents and other operating risks and hazards.
     Our operations are subject to all the risks and hazards typically associated with the transportation of natural gas. These operating risks include, but are not limited to:
•	blowouts, cratering and explosions;

•	uncontrollable flows of natural gas;

•	fires;

•	pollution and other environmental risks;

•	natural disasters;

•	aging pipeline infrastructure; and

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies.
     In addition, there are inherent in our gas transporting properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of our precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting impact on our results of operations.
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
     Compliance with environmental laws requires significant expenditures including those for clean-up costs and damages arising out of contaminated properties. In addition, the possible failure to comply with environmental laws and regulations might result in the imposition of fines and penalties. We are generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against environmental liabilities that could expose us to material losses, which may not be covered by insurance. In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest, or alter the operation of those facilities, which might cause us to incur losses. Although we do not expect that the costs of complying with current environmental laws will have a material adverse effect on our financial condition or results of operations, no assurance can be given that the costs of complying with environmental laws in the future will not have such an effect.
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
     Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions, and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.
     Our failure to comply with the covenants in our debt agreements and other related transactional documents could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. An event of default or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of another debt agreement. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements.
Our lack of investment grade credit ratings increases our costs of doing business in many ways and increases our risks from market disruptions and further credit downgrades.
     Because we do not have an investment grade credit rating, our transactions require greater credit assurances to satisfy credit support requirements. In addition, we are more vulnerable to the impact of market disruptions or a further downgrade of our credit rating that might further increase our cost of borrowing or further impair our ability to access the capital markets. Such disruptions could include:

•	further economic downturns;

•	deteriorating capital market conditions generally;

•	declining market prices for electricity and natural gas;

•	the overall health of the energy industry, including the bankruptcy or insolvency of other companies.
     Credit rating agencies perform independent analysis when assigning credit ratings. Given the significant changes in capital markets and the energy industry over the last few years, credit rating agencies continue to review the criteria for attaining investment grade ratings and make changes to those criteria from time to time. Our goal is to attain investment grade ratios from all of the major credit rating agencies. However, there is no guarantee that the credit rating agencies will assign us investment grade ratings even if we meet or exceed their criteria for investment grade ratios.
Williams can exercise substantial control over our dividend policy and our business and operations and may do so in a manner that is adverse to our interests.
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
     Our board of directors could decide to increase dividends or advances to our parent entities consistent with existing debt covenants. This could adversely affect our liquidity. Moreover, various Williams credit facilities include covenants restricting the ability of Williams entities, including us, to make advances to Williams and its other subsidiaries, which could make the terms on which we may be able to secure additional future financing less favorable.
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
     We are exposed to the credit risk of our customers in the ordinary course of our business. Generally our customers are rated investment grade or are required to make pre-payments or provide security to satisfy credit concerns. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the energy sector, including declines in our customers’ creditworthiness.

Risks Related to Regulations that Affect our Industry
Our transmission and storage operations are subject to government regulations and rate proceedings that could have an adverse impact on the profitability of these operations.
     Our interstate gas transmission and storage operations are subject to the FERC’s rules and regulations in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC’s regulatory authority extends to:
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
     The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and their “marketing affiliates” as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting their marketing affiliates by requiring the employees of a transmission provider to function independently from employees of marketing affiliates and by restricting the information that transmission providers may provide to marketing affiliates. The inefficiencies created by the restrictions on the sharing of employees and information may increase our costs, and the restrictions on the sharing of information may have an adverse impact on our senior management’s ability to effectively obtain important information about our business. Violators of the rules are subject to potentially substantial civil penalty assessments.
The outcome of pending rate cases to set the rates we can charge customers on our pipeline might result in rates that lower our return on the capital that we have invested in our pipeline.
     We filed a rate case with the FERC on June 30, 2006 to request changes to the rates we charge. The new rates became effective January 1, 2007. On January 31, 2007, we filed a stipulation and settlement agreement that resolves all outstanding issues in our pending rate case. The settlement is subject to FERC approval. The outcome of this rate case is uncertain. There is a risk that rates set by the FERC will be lower than is necessary to provide us with an adequate return on the capital we have invested in our assets or might not be adequate to recover increases in operating costs. There is also the risk that higher rates will cause our customers to look for alternative ways to transport their natural gas.
Legal and regulatory proceedings and investigations relating to the energy industry and capital markets have adversely affected our business and may continue to do so.
     Public and regulatory scrutiny of the energy industry and of the capital markets has resulted in increased regulation being either proposed or implemented. Such scrutiny has also resulted in various inquiries, investigations and court proceedings in which we or our affiliates are named as defendants. Both the shippers on our pipeline and the regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.
     Certain inquiries, investigations and court proceedings are ongoing. We might see adverse effects continue as a result of the uncertainty of these ongoing inquiries and proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, disputes over gas measurement, royalty payments, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
Risks Related to Accounting Standards
Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.
     Accounting irregularities discovered in the past few years across various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent registered public accounting firm and retirement plan practices. We cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically.
     In addition the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) or the FERC could enact new accounting standards or FERC orders that might impact how we are required to record revenues, expenses, assets, liabilities and equity.
Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology.
Institutional knowledge residing with current employees nearing retirement eligibility might not be adequately preserved.
     In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, we may not be able to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.
Failure of the outsourcing relationships might negatively impact our ability to conduct our business.
     Some studies indicate a high failure rate of outsourcing relationships. Although Williams has taken steps to build a cooperative and mutually beneficial relationship with its outsourcing providers and to closely monitor their performance, a deterioration in the timeliness or quality of the services performed by the outsourcing providers or a failure of all or part of these relationships could lead to loss of institutional knowledge and interruption of services necessary for us to be able to conduct our business.
Williams’ ability to receive services from outsourcing provider locations outside of the United States might be impacted by cultural differences, political instability, or unanticipated regulatory requirements in jurisdictions outside the United States.
     Certain of our accounting, information technology, application development, and help desk services are currently provided by Williams’ outsourcing provider from service centers outside of the United States. The economic and political conditions in certain countries from which Williams’ outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.

Our current information technology infrastructure is aging and may adversely affect our ability to conduct our business.
     Limited capital spending for information technology infrastructure during 2001-2003 resulted in an aging server environment that may be less efficient, may require more personnel and capital resources to maintain and upgrade than more current systems, and may not be adequate for our current business needs. While efforts are ongoing to update the environment, the current age and condition of equipment could result in loss of internal and external communications, loss of data, inability to access data when needed, excessive software downtime (including downtime for critical software applications), and other disruptions that could have a material adverse impact on our business and results of operations.
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
     Some portions of our pipeline infrastructure are 50 years in age which may impact our ability to provide reliable service. While efforts are ongoing to maintain equipment and pipeline facilities, the current age and condition of this pipeline infrastructure could result in a material adverse impact on our business.
Acts of terrorism could have a material adverse effect on our financial condition, results of operations and cash flows.
     Our assets and the assets of our customers and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to our ability to transport natural gas. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Item 2. PROPERTIES
     See “Item 1. Business.”
Item 3. LEGAL PROCEEDINGS
     There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to our business. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 3. Contingent Liabilities and Commitments – Legal Proceedings.”
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     We are an indirect wholly-owned subsidiary of Williams; therefore, our common stock is not publicly traded.
     During the fourth quarter of 2006, we received a $65 million capital contribution of cash from WGP. This cash was used to help fund capital projects, including the Capacity Replacement and Parachute Lateral Projects.
     We paid $50 million in cash dividends during 2005. No dividends were paid during 2006.
Item 6. SELECTED FINANCIAL DATA
     Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.
Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
GENERAL
     The following discussion and analysis of results of operations, financial condition and liquidity should be read in conjunction with the financial statements and notes thereto included within Part II — Item 8 of this document.
CRITICAL ACCOUNTING POLICIES
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Regulatory Accounting
     We are regulated by the FERC. Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, levelized depreciation, negative salvage/asset retirement obligations, environmental costs and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71, and accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. At December 31, 2006 and 2005, we had approximately $64.8 million and $60.0 million, respectively, of regulatory assets primarily related to equity funds used during construction, levelized incremental projects, asset retirement obligations, environmental costs and other postemployment benefits, and approximately $48.1 million and $44.2 million, respectively, of regulatory liabilities related to pension and postretirement benefits and negative salvage included on the accompanying Balance Sheet. (See “Item 8. Financial Statements and Supplementary Data – Notes to

Financial Statements – 1. Summary of Significant Accounting Policies – Property, Plant and Equipment” for a description of levelized incremental projects.)
Revenue Subject to Refund
     FERC regulations promulgate policies and procedures, which govern a process to establish the rates that we are permitted to charge customers for natural gas services, including the transportation and storage of natural gas. Key factors affecting our rates are (1) costs of providing service, including depreciation expense, (2) the inclusion of an allowed rate of return on capital assets, including the equity component of the capital structure and related income taxes, and (3) contract demand and volume throughput assumptions.
     As a result of the ratemaking process, certain revenues we collect may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. We have no pending regulatory proceedings and no potential rate refunds that would affect the rates we have charged through December 31, 2006.
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
Asset Retirement Obligations
     We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and offset by a regulatory asset. The regulatory asset will be recovered through our net negative salvage rate recovery.
Pension and Postretirement Obligations
     We participate in employee benefit plans with Williams and its subsidiaries that include pension and other postretirement benefits. Pension and other postretirement benefit expense and obligations are calculated by a third-party actuary and are impacted by various estimates and assumptions. These estimates and assumptions include the expected long-term rates of return on plan assets, discount rates, expected rate of compensation increase, health care trend rates, and employee demographics, including retirement age and mortality. These assumptions are reviewed annually and adjustments are made as needed.
FERC Accounting Guidance
     On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be applied prospectively effective January 1, 2006. The order requires companies to expense certain pipeline integrity related assessment costs that we have historically capitalized. During 2006, we expensed approximately $5.1 million that previously would have been capitalized.
CAPACITY REPLACEMENT PROJECT
     Reference is made to “Item 1. Business – Capital Projects” on page 2.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the years 2006 and 2005. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
     Operating revenues increased $2.8 million, or 1 percent. Higher levels of short-term firm transportation services and park and loan services, a form of interruptible storage service, are the primary sources for this increase.
     Our transportation service accounted for 96 percent and our gas storage service accounted for 3 percent of our operating revenues for each of the years ended December 31, 2006 and 2005.
     Operating expenses increased $27.9 million, or 15 percent. This increase is due primarily to a $9.7 million increase in consulting, contract, engineering, maintenance and other outside services resulting primarily from our pipeline integrity and environmental assessment efforts; an $8.9 million increase in depreciation, including a $6.0 million increase resulting from property additions and a $2.9 million increase related to the correction of an error as described in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 1. Summary of Significant Accounting Policies – Reclassifications and Adjustments”; and a $5.5 million increase in outside administrative costs related primarily to information technology services. Also contributing to this increase were higher labor expenses of $3.9 million, higher materials, supplies, vehicle and other expenses of $3.9 million, and higher insurance costs of $1.6 million related primarily to pipeline operations. These increases were partially offset by lower rent expense of $6.2 million related to the correction of an error as described in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 1. Summary of Significant Accounting Policies – Reclassifications and Adjustments.”
     Operating income decreased $25.1 million, or 18 percent, due to the reasons discussed above.
     Other income increased $6.0 million, or 57 percent, primarily due to a $10.8 million increase in the allowance for equity funds used during construction (EAFUDC) resulting from the significantly higher capital expenditures in 2006, partially offset by an adjustment of $4.7 million associated with the correction of an error related to the recognition of EAFUDC as described in ”Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 1. Summary of Significant Accounting Policies – Reclassifications and Adjustments.”
     Interest charges increased $2.9 million, or 7 percent. This increase is the result of higher interest on long-term debt of $5.5 million from the new debt issued in June 2006, offset by the $3.0 million increase in the allowance for borrowed funds used during construction related to the higher property additions in 2006.

     The provision for income taxes decreased $7.4 million, or 18 percent, due primarily to lower pre-tax income in 2006 as compared to 2005 and a $1.8 million tax benefit adjustment in 2005 as a result of additional analysis of our tax basis and book basis assets and liabilities. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 6. Income Taxes.”
     On June 30, 2006, we filed a rate case with the FERC to request changes to the rates we charge. The new rates became effective January 1, 2007. On January 31, 2007, we filed a stipulation and settlement agreement that resolves all outstanding issues in our pending rate case. The settlement is subject to FERC approval. The settlement specified an annual cost of service of $404 million and, among other things, establishes an increase in our general system firm transportation rates.
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
CAPITAL RESOURCES AND LIQUIDITY
METHOD OF FINANCING
     We fund our capital requirements with cash flows from operating activities, accessing capital markets, and, if required, borrowings under the Credit Agreement and advances from Williams.
     In June 2006, we issued $175 million aggregate principal amount of 7 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement. In October 2006, we completed the exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.
     We have an effective shelf registration statement on file with the SEC. At December 31, 2006, $150 million of availability remained under this registration statement. While our credit ratings from certain credit rating agencies remain below investment grade, the shelf registration may only be utilized to issue debt securities if such securities are guaranteed by Williams. However, we can raise capital through private debt offerings as well as offerings registered pursuant to offering-specific registration statements, without a guaranty from Williams. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. We believe any additional financing arrangements, if required, can be obtained from the capital markets on terms that are commensurate with our current credit ratings.
     In May 2006, Williams obtained an unsecured, three-year, $1.5 billion revolving credit facility, replacing its $1.275 billion secured credit facility. The new unsecured facility contains similar terms and covenants as the secured facility, but contains additional restrictions on asset sales, certain subsidiary debt, and sale-leaseback transactions. WGP guarantees the facility and Williams guarantees obligations of Williams Partners L.P. for up to $75 million. We have access to $400 million under the facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently .25 percent annually) based on the unused portion of the facility. The margins and commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $29 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at December 31, 2006. We did not access this facility during 2006.

     Our $250 million, 6.625 percent notes are payable on December 1, 2007. We intend to fund this retirement through accessing the capital markets and, if required, by borrowings under the Credit Agreement.
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At December 31, 2006, the advances due to us by Williams totaled approximately $50 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter, which was 7.81 percent at December 31, 2006.
CREDIT RATINGS
     We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or our credit ratings given by Moody’s Investors Service, Standard and Poor’s and Fitch Ratings (rating agencies).
     During 2006, the rating agencies raised the credit ratings on our senior unsecured long-term debt as shown below. While the Moody’s Investor Services and Standard and Poor’s credit ratings remain below investment grade, the rise in the Fitch Ratings credit rating moves us to investment grade.

Moody’s Investors Service	Ba2 to Ba1
Standard and Poor’s	B+ to BB-
Fitch Ratings	BB+ to BBB-
     Currently, the Standard and Poor’s evaluation of our credit rating is “positive outlook,” and the Fitch Ratings and Moody’s Investors Service evaluations of our credit rating are “stable outlook.”
CAPITAL EXPENDITURES
     Our expenditures for property, plant and equipment additions were $473.6 million, $137.2 million and $102.2 million for 2006, 2005 and 2004, respectively. The increase in expenditures during 2006 is primarily due to the Capacity Replacement and Parachute Projects. (See “Item 1. Business – Capital Projects” on page 2.) We filed a rate case on June 30, 2006 to recover the cost of property, plant, and equipment placed into service as of December 31, 2006. Our new rates became effective on January 1, 2007, subject to refund. We anticipate 2007 capital expenditures will be between $115 million and $145 million. These expenditures will include maintenance capital expenditures, including expenditures required for the Pipeline Safety Improvement Act of 2002, and the Parachute Lateral Project.
OTHER
Contractual Obligations
     The table below summarizes the maturity dates of the more significant contractual obligations and commitments by period (in millions of dollars).

		2008 –	2010 –	There-
	2007	2009	2011	after	Total
Long-term debt, including current portion:
Principal	$252.9	$—	$175.0	$260.0	$687.9
Interest	49.3	65.1	43.7	139.9	298.0

Operating leases	6.4	12.7	—	—	19.1

Purchase Obligations:
Natural gas purchase, storage, transportation and construction	62.8	5.3	4.3	2.0	74.4
Other	1.4	.6	.1	.1	2.2

Total	$372.8	$83.7	$223.1	$402.0	$1,081.6

Regulatory Proceedings
     Reference is made to “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements – 3. Contingent Liabilities and Commitments” for information about regulatory and business developments which cause operating and financial uncertainties.
CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented, when necessary, advances or capital contributions from Williams and borrowings under the Credit Agreement will provide us with sufficient liquidity to meet our capital requirements. When necessary, we also expect to access public and private markets on terms commensurate with our current credit ratings to finance our capital requirements.
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our interest rate risk exposure is limited to our long-term debt. All interest rates on long-term debt are fixed in nature.
     The following table provides information about our long-term debt, including current maturities, as of December 31, 2006. The table presents principle cash flows (at face value) and weighted-average interest rates by expected maturity dates.
December 31, 2006

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(millions of dollars)
Long-term debt, including current portion:

Fixed rate	$252.9	$—	$—	$175.0	$—	$260.0	$687.9	$703.8
Interest rate	7.2%	7.5%	7.5%	7.2%	7.0%	7.0%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder of Northwest Pipeline Corporation
     We have audited the accompanying balance sheets of Northwest Pipeline Corporation as of December 31, 2006 and 2005 and the related statements of income, comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 5 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R), and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment — a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. As discussed in Note 1 to the financial statements, in 2006 the Company adopted the Federal Energy Regulatory Commission order on accounting for pipeline assessment costs.
ERNST & YOUNG LLP

Houston, Texas
February 28, 2007

NORTHWEST PIPELINE CORPORATION
STATEMENTS OF INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES	$324,250	$321,457	$338,532

OPERATING EXPENSES:
General and administrative	56,463	49,749	51,062
Operation and maintenance	65,763	53,330	42,878
Depreciation	75,192	66,333	65,615
Regulatory credits	(4,469)	(4,446)	(7,180)
Taxes, other than income taxes	15,018	15,115	17,492
Impairment charges (Note 12)	—	—	8,872

Total operating expenses	207,967	180,081	178,739

Operating income	116,283	141,376	159,793

OTHER INCOME – net:
Interest income –
Affiliated companies	3,920	3,801	4,517
Other	3,423	2,820	340
Allowance for equity funds used during construction	8,947	2,872	806
Miscellaneous other income (deductions), net	307	1,104	(385)

Total other income — net	16,597	10,597	5,278

INTEREST CHARGES:
Interest on long-term debt	43,649	38,164	38,721
Other interest	3,824	3,389	3,368
Allowance for borrowed funds used during construction	(4,557)	(1,529)	(452)

Total interest charges	42,916	40,024	41,637

INCOME BEFORE INCOME TAXES	89,964	111,949	123,434

PROVISION FOR INCOME TAXES	32,821	40,194	46,779

NET INCOME	$57,143	$71,755	$76,655

CASH DIVIDENDS ON COMMON STOCK	$—	$50,000	$60,000

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,489	$59,709
Advances to affiliates	49,980	50,000
Accounts receivable –
Trade, less allowance of $53 for 2006 and $91 for 2005	32,230	28,677
Affiliated companies	591	4,015
Income taxes due from affiliate	—	1,475
Materials and supplies, less reserves of $472 for 2006 and $263 for 2005	10,013	8,365
Exchange gas due from others	10,556	11,257
Exchange gas offset (Note 1)	4,538	9,386
Deferred income taxes	4,066	3,913
Prepayments and other	7,945	2,681

Total current assets	121,408	179,478

PROPERTY, PLANT AND EQUIPMENT, at cost	2,669,056	2,286,280
Less – Accumulated depreciation	893,033	957,385

Total property, plant and equipment	1,776,023	1,328,895

OTHER ASSETS:
Deferred charges	32,093	49,124
Regulatory assets	63,330	58,607

Total other assets	95,423	107,731

Total assets	$1,992,854	$1,616,104

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable –
Trade	$55,403	$25,835
Affiliated companies	13,701	3,754
Accrued liabilities –
Income taxes due to affiliate	3,090	—
Taxes, other than income taxes	6,779	8,511
Interest	7,038	7,013
Employee costs	10,759	8,731
Exchange gas due to others	15,094	20,643
Deferred contract termination income	6,045	6,045
Other	5,268	4,318
Current maturities of long-term debt (Note 4)	252,867	7,500

Total current liabilities	376,044	92,350

LONG-TERM DEBT, LESS CURRENT MATURITIES	434,208	512,580

DEFERRED INCOME TAXES	255,469	236,548

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	114,096	65,869

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	327,844	262,844
Retained earnings	503,055	445,912
Accumulated other comprehensive loss	(17,863)	—

Total common stockholder’s equity	813,037	708,757

Total liabilities and stockholder’s equity	$1,992,854	$1,616,104

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2006	2005	2004
Common stock, par value $1 per share, authorized and outstanding, 1,000 shares	$1	$1	$1

Additional paid-in capital -
Balance at beginning of period	262,844	262,844	262,844
Capital contribution from parent	65,000	—	—

Balance at end of period	327,844	262,844	262,844

Retained earnings -
Balance at beginning of period	445,912	424,157	407,502
Net income	57,143	71,755	76,655
Cash dividends	—	(50,000)	(60,000)

Balance at end of period	503,055	445,912	424,157

Accumulated other comprehensive loss (net of tax) –
Balance at beginning of period	—	—	(388)
Gain on cash flow hedges, net of reclassification adjustments	365	—	—
Minimum pension liability adjustment	—	—	388
Adjustment to initially apply SFAS No. 158:
Pension benefits:
Prior service cost	(308)	—	—
Net actuarial loss	(17,920)	—	—

Balance at end of period	(17,863)	—	—

Total common stockholder’s equity	$813,037	$708,757	$687,002

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2006	2005	2004
Net Income	$57,143	$71,755	$76,655
Gain on cash flow hedges, net of tax of ($220) for 2006	365	—	—
Minimum pension liability adjustment, net of tax of ($240) for 2004	—	—	388

Total comprehensive income	$57,508	$71,755	$77,043

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net Income	$57,143	$71,755	$76,655
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	75,192	66,333	65,615
Regulatory credits	(4,469)	(4,446)	(7,180)
Provision (benefit) for deferred income taxes	29,531	(18,571)	33,524
Impairment charges	—	—	8,872
Amortization of deferred charges and credits	2,484	4,053	4,189
Allowance for equity funds used during construction	(8,947)	(2,872)	(806)
Reserve for doubtful accounts	(38)	44	—
Changes in:
Trade accounts receivable	(3,515)	1,639	918
Affiliated receivables, including income taxes	4,899	(5,489)	577
Exchange gas due from others	5,549	(4,632)	(5,765)
Materials and supplies	(1,912)	236	899
Other current assets	(5,264)	(800)	685
Deferred charges	(1,610)	(6,992)	(5,854)
Trade accounts payable	27,440	8,931	(6,279)
Affiliated payables, including income taxes	13,037	(15,785)	5,019
Exchange gas due to others	(5,549)	4,632	5,765
Other accrued liabilities	1,192	6,440	2,422
Other deferred credits	4,095	3,659	2,592

Net cash provided by operating activities	189,258	108,135	181,848

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(473,566)	(137,232)	(102,213)
Proceeds from sales	—	—	5,033
Asset removal cost	(9,733)	(1,568)	—
Changes in accounts payable	2,881	6,564	(784)
Proceeds from contract termination payment	3,348	87,917	—
Repayments from affiliates	20	—	36,356

Net cash used in investing activities	(477,050)	(44,319)	(61,608)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	174,447	—	—
Principal payments on long-term debt	(7,500)	(7,500)	(7,500)
Debt issuance costs	(2,375)	—	—
Capital contribution from parent	65,000	—	—
Dividends paid	—	(50,000)	(60,000)

Net cash provided by (used in) financing activities	229,572	(57,500)	(67,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,220)	6,316	52,740

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,709	53,393	653

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,489	$59,709	$53,393

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
Regulatory Accounting
     We are regulated by the FERC. Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of SFAS No. 71 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, levelized depreciation, negative salvage/asset retirement obligations, environmental costs and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by SFAS No. 71, and accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. At December 31, 2006 and 2005, we had approximately $64.8 million and $60.0 million, respectively, of regulatory assets primarily related to equity funds used during construction, levelized incremental projects (See Property, Plant and Equipment.), asset retirement obligations, environmental costs and other postemployment benefits, and approximately $48.1 million and $44.2 million, respectively, of regulatory liabilities related to pension and postretirement benefits and negative salvage included on the accompanying Balance Sheet. (See Note 10.)
Basis of Presentation
     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $72.0 million, as of December 31, 2006, to us as current FERC policy does not permit us to recover these amounts through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.
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
     Depreciation is provided by the straight-line method by class of assets for property, plant and equipment. The annual weighted average composite depreciation rate recorded for transmission and storage plant was 2.86 percent, 2.96 percent and 3.00 percent for 2006, 2005 and 2004, respectively, including an allowance for negative salvage.
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
     We recorded regulatory credits totaling $4.5 million in 2006, $4.4 million in 2005, and $7.2 million in 2004 in the accompanying Statement of Income. These credits relate primarily to the levelized depreciation for the Evergreen Project discussed above. The accompanying Balance Sheet reflects the related regulatory assets of $22.1 million at December 31, 2006, and $18.6 million at December 31, 2005. Such amounts will be amortized over the primary terms of the shipper agreements as such costs are collected through rates.
     We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The regulatory asset will be recovered through the net negative salvage component of depreciation included in our rates beginning January 1, 2007.
     Included in our depreciation rates is a negative salvage (cost of removal) component that we have collected in rates. We therefore accrue the estimated costs of removal of long-lived assets through depreciation expense. In connection with the adoption of SFAS No. 143, effective January 1, 2003, the negative salvage component of Accumulated Depreciation was reclassified to a noncurrent regulatory liability ($18.2 million and $15.9 million at December 31, 2006 and 2005, respectively).
     During 2004, we made an adjustment to depreciation expense in the amount of $5.4 million. The adjustment was a correction of an error related to depreciation of certain in-house developed system software and other general plant assets. These assets, which were retired in prior years, continued to be depreciated, resulting in an over-depreciation of the assets. The error, and correction thereof, resulted in an increase of 2004 Operating Income and Net Income by $5.4 million and $3.4 million, respectively, and a cumulative understatement of Operating Income and Net Income for periods prior to 2004 by $5.4 million and $3.4 million, respectively. Management believes that the effect of the adjustment was not material to 2004 income, prior quarters and years, or trends of earnings.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
     The composite rate used to capitalize AFUDC was approximately 10 percent for 2006, 2005 and 2004. Equity AFUDC of $8.9 million, $2.9 million and $0.8 million for 2006, 2005 and 2004, respectively, is reflected in Other Income — net.
Advances to Affiliates
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. The advances are represented by demand notes. Advances are stated at the historical carrying amounts. Interest income is recognized when chargeable and collectibility is reasonably assured. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter, which was 7.81 percent at December 31, 2006.
Accounts Receivable and Allowance for Doubtful Receivables
     Accounts receivable are stated at the historical carrying amount net of allowance for doubtful accounts. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customers’ financial condition and require collateral from our customers, if necessary. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables. As a result, receivables determined to be uncollectible are reserved or written off in the period of such determination.
Materials and Supplies Inventory
     All inventories are stated at lower of cost or market. We determine the cost of the inventories using the average cost method.
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

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
Income Taxes
     Williams and its wholly-owned subsidiaries, which includes us, file a consolidated federal income tax return. It is Williams’ policy to charge or credit us with an amount equivalent to our federal income tax expense or benefit computed as if we had filed a separate return.
     We use the liability method of accounting for income taxes which requires, among other things, provisions for all temporary differences between the financial basis and the tax basis in our assets and liabilities and adjustments to the existing deferred tax balances for changes in tax rates. We reserve our gross deferred tax assets when we determine it is more likely than not they will not be recovered.
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
Exchange Gas Imbalances
     In the course of providing transportation services to our customers, we may receive or deliver different quantities of gas from shippers than the quantities delivered or received on behalf of those shippers. These transactions result in imbalances, which are typically settled through the receipt or delivery of gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as exchange gas due from others or due to others in the accompanying balance sheets. The exchange gas offset represents the gas balance in our system representing the difference between the exchange gas due to us from customers and the exchange gas that we owe to customers. These imbalances are valued at the average of the spot market rates at the Canadian border and the Rocky Mountain market as published in “Inside FERC’s Gas Market Report.” Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.
Revenue Recognition
     Revenues from the transportation of gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. We record estimates of rate refund liabilities considering our and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. At December 31, 2006, we have no rate refund liabilities.
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

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
Interest Payments
     Cash payments for interest were $39.1 million, $36.9 million and $38.7 million, net of $4.6 million, $1.5 million and $0.5 million of interest capitalized (allowance for borrowed funds used during construction) in 2006, 2005 and 2004, respectively.
Recent Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, that is greater than 50 percent likely of being realized upon ultimate settlement.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We adopted FIN 48 beginning January 1, 2007, as required. We expect no material impact of the cumulative effect of adopting FIN 48 on our financial statements.
     FERC Order, “Accounting for Pipeline Assessment Cost” On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be applied prospectively effective January 1, 2006. The order requires companies to expense certain pipeline integrity related assessment costs that we have historically capitalized. During 2006, we expensed approximately $5.1 million that previously would have been capitalized.
Reclassifications and Adjustments
     In the third quarter of 2006, we made an adjustment to correct an error resulting from an analysis of our regulatory assets. Property, plant and equipment includes the capitalization of equity funds used during construction (EAFUDC). The capitalization of EAFUDC creates a deferred tax liability and an associated regulatory asset. The regulatory asset was not properly reduced for certain retirements of property, plant and equipment made prior to 2000. The correction of the error resulted in a decrease to miscellaneous other income of $4.7 million and a decrease to net income of $3.0 million during 2006.
     In the fourth quarter of 2006, we made adjustments to correct errors related to the accounting for our headquarters building lease expense and depreciation of leasehold improvements. The correction of the errors resulted in a decrease to general and administrative expense of $6.2 million, an increase to depreciation expense of $2.9 million and an increase to Net Income of $2.1 million during 2006.
     Management concluded that the effect of these corrections is not material to prior annual or interim periods, to 2006 results, or to the trend of earnings.
2. RATE AND REGULATORY MATTERS
General Rate Case (Docket No. RP06-416)
     On June 30, 2006, we filed a general rate case under Section 4 of the Natural Gas Act. Significant costs that contributed to the need to file this rate case include: construction of the Capacity Replacement Project, an increase in reliability and integrity expenditures, and an increase in other

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
operating costs. On July 31, 2006, the FERC issued an Order accepting our filing and suspended the effective date of the new rates for five months, to become effective January 1, 2007, subject to refund. On January 31, 2007, we filed a stipulation and settlement agreement that resolves all outstanding issues in our pending rate case. That settlement is either supported or not opposed by both the intervening parties and FERC staff. It is expected to be uncontested. The settlement specified an annual cost of service of $404 million and establishes that general system firm transportation rates on our system will increase from $0.30760 to $0.40984 per Dth, effective January 1, 2007. The settlement is subject to FERC approval. We anticipate the approval process will be completed by mid-2007.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants had filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against certain of the Williams defendants, including us. On October 20, 2006, the District Court dismissed all claims against us. Mr. Grynberg filed a Notice of Appeal from the dismissals with the Tenth Circuit Court of Appeals effective November 17, 2006.
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
     Beginning in the mid-1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Consistent with other natural gas transmission companies, we identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to reevaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At December 31, 2006, we have accrued liabilities totaling approximately $4.7 million for these costs which are expected to be incurred over the period from now through 2009. We consider these costs associated with compliance with these environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $75 million and $105 million over the remaining assessment period of 2007 through 2012. As a result of the June 30, 2005, FERC order described in Note 1, a portion of this amount will be expensed. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Other Matters
     In addition to the foregoing, various other proceedings are pending against us incidental to our operations.
Summary
     Litigation, arbitration, regulatory matters, environmental matters, and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect on our future financial position.
Other Commitments
     We have commitments for construction and acquisition of property, plant and equipment of approximately $55.2 million at December 31, 2006.
Termination of the Grays Harbor Transportation Agreement
     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe is contractually owed by Duke according to the terms of the facilities reimbursement agreement and Northwest’s tariff. Duke has paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We have invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. This amount has not been paid to date by Duke. Accordingly, the income effects from the agreement termination have been deferred pending the resolution of this matter.
     On June 16, 2005, we filed a Petition for a Declaratory Order with the FERC requesting that it rule on our interpretation of our tariff to aid in resolving the dispute with Duke. On July 15, 2005, Duke filed a motion to intervene and provided comments supporting its position concerning the issues in dispute.
     On October 4, 2006, the FERC issued its Order on Petition for Declaratory Order, providing clarification on issues relating to Duke’s obligation to reimburse us for future tax expenses in connection with the buying out of Duke’s facilities reimbursement agreement and terminating the related transportation agreement associated with service on the Grays Harbor lateral. The FERC did not directly address the tariff interpretation issues that we had presented.
     On November 3, 2006, we filed a request for rehearing of the FERC’s Order on Petition for Declaratory Order. Our request for rehearing seeks a FERC determination of our tariff language concerning mid-term contractual buyouts. It also seeks to clarify some of the underlying principles of a possible buyout calculation as suggested by the FERC in its Order on Petition for Declaratory Order.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
     Based upon the above, we do not anticipate any adverse impact to our results of operations or financial position from this matter.
4. DEBT, FINANCING ARRANGEMENTS AND LEASES
Debt Covenants
     The indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Our debt indentures also contain restrictions, which, under certain circumstances, limit the issuance of additional debt and restrict the disposal of a major portion of our natural gas pipeline system. Our ratio of debt to capitalization must be no greater than 55 percent. We are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, is approximately 44 percent at December 31, 2006.
Long-Term Debt
     In June 2006, we issued $175 million aggregate principal amount of 7 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement. In October 2006, we completed the exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.
     Long-term debt consists of the following:

	December 31,
	2006	2005
	(Thousands of Dollars)
6.625%, payable 2007	$250,000	$250,000
7%, payable 2016	174,477	—
7.125%, payable 2025	84,785	84,774
8.125%, payable 2010	175,000	175,000
9%, payable 2004 through 2007	2,813	10,306

Total long-term debt	687,075	520,080

Less current maturities	252,867	7,500

Total long-term debt, less current maturities	$434,208	$512,580

     As of December 31, 2006, cumulative sinking fund requirements and other maturities of long-term debt (at face value) for each of the next five years are as follows:

(Thousands of
Dollars)
2007	$252,867
2008	—
2009	—
2010	175,000
2011	—
Thereafter	260,000

Total	$687,867

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
     Our $250 million, 6.625 percent notes are payable on December 1, 2007. We intend to fund this retirement through accessing the capital markets and, if required, by borrowings under the Credit Agreement.
Line-of-Credit Arrangements
     In May 2006, Williams obtained an unsecured, three-year, $1.5 billion revolving credit facility, replacing its $1.275 billion secured credit facility. The new unsecured facility contains similar terms and covenants as the secured facility, but contains additional restrictions on asset sales, certain subsidiary debt, and sale-leaseback transactions. WGP guarantees the facility and Williams guarantees obligations of Williams Partners L.P. for up to $75 million. We have access to $400 million under the facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently .25 percent annually) based on the unused portion of the facility. The margins and commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $29 million, none of which are associated with us, have been issued by the participating institutions and no revolving credit loans were outstanding at December 31, 2006. We did not access this facility during 2006.
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
     We sublease portions of our headquarters building to third parties under agreements with varying terms. Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

(Thousands
of Dollars)
2007	$6,377
2008	6,376
2009	6,312

$19,065

Less: noncancelable subleases	8,241

Total	$10,824

     Operating lease rental expense, net of sublease revenues, amounted to ($1.2) million, $5.3 million, and $6.2 million for 2006, 2005 and 2004, respectively. (See Note 1 — Reclassifications and Adjustments.)

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
5. EMPLOYEE BENEFIT PLANS
SFAS No. 158 Adoption
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). This Statement requires sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their pension and other postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 related to our participation in Williams’ sponsored pension and other postretirement benefit plans, the effect of which has been reflected in the accompanying financial statements as of December 31, 2006, as described below. The adoption had no impact on the financial statements at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as we already use a measurement date of December 31. There is no effect on our Statement of Income for the year ended December 31, 2006, or for any periods presented related to the adoption of SFAS No. 158, nor will our future operating results be affected by the adoption.
     Prior to the adoption of SFAS No. 158, accounting rules allowed for the delayed recognition of certain actuarial gains and losses caused by differences between actual and assumed outcomes, as well as charges or credits caused by plan changes impacting the benefit obligations which were attributed to participants’ prior service. These unrecognized net actuarial gains or losses and unrecognized prior service costs or credits represented the difference between the plans’ funded status and the amount recognized on the Balance Sheet. In accordance with SFAS No. 158, we recorded adjustments to accumulated other comprehensive loss, net of income taxes, to recognize the funded status of the pension plans on our Balance Sheet. We recorded an offsetting adjustment to regulatory liabilities for the other postretirement benefit plans. FERC ratemaking policies allow for any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits to be collected in future rates. The detail of the effect of adopting SFAS No. 158 is provided in the following table.
     The adjustments recorded to accumulated other comprehensive loss and regulatory liabilities will be recognized as components of net periodic pension expense or net periodic other postretirement benefit expense and amortized over future periods in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” in the same manner as prior to the adoption of SFAS No. 158. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension or other postretirement benefit expense in the same period will now be recognized in other comprehensive loss and regulatory liabilities. These amounts will be recognized subsequently as a component of net periodic pension or other postretirement benefit expense following the same basis as the amounts recognized in accumulated other comprehensive loss and regulatory liabilities upon adoption of SFAS No. 158.
     The effects of adopting SFAS No. 158 to our Balance Sheet at December, 31, 2006, are as follows:

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS

	Prior to	Effect of	After
	SFAS No. 158	SFAS No. 158	SFAS No. 158
	Adoption (1)	Adoption (1)	Adoption (1)
	(Thousands of Dollars)
Balances related to pension plans within:
Assets:
Noncurrent assets	$19,021	$(18,109)	$912
Regulatory assets
Liabilities:	83	(83)	—
Current liabilities	—	79	79
Noncurrent liabilities	3,377	10,941	14,318
Regulatory liabilities	16,562	—	16,562
Deferred income tax liabilities	—	(10,984)	(10,984)
Stockholder’s Equity:
Accumulated other comprehensive loss	—	(18,228)	(18,228)

Balances related to other postretirement benefits plans within:
Assets:
Noncurrent assets
Liabilities:	13,639	25	13,664
Regulatory liabilities	13,329	25	13,354

(1)	Amounts in brackets represent a reduction within the line item balance included on the Balance Sheet.
     Prior to the adoption of SFAS No. 158, we had computed an additional minimum pension liability of $83 thousand. The effect of recognizing this additional minimum pension liability is included in the regulatory assets amount under the “Prior to SFAS No. 158 Adoption” column within the table above.
     Accumulated other comprehensive loss at December 31, 2006 includes the following:

	Pension Benefits
	Gross	Net of Tax
	(Thousands of Dollars)
Amounts not yet recognized in net periodic benefit expense:
Unrecognized prior service cost	$(494)	$(308)
Unrecognized net actuarial losses	(28,717)	(17,920)

Amounts expected to be recognized in net periodic benefit expense in 2007:
Prior service cost	77	48
Net actuarial losses	1,969	1,229
     Regulatory liabilities include unrecognized prior service costs of $3,231 thousand and unrecognized net actuarial gains of $3,256 thousand. These amounts have not yet been recognized in net periodic other postretirement benefit expense.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
Pension plans
     We participate in noncontributory defined benefit pension plans with Williams and its subsidiaries that provide pension benefits for our eligible participants employees. Cash contributions related to our participation in the plans totaled $3.3 million in 2006, $3.7 million in 2005 and $3.6 million in 2004. These amounts are currently recoverable in our rates. Amounts expensed in each year were equal to the cash contributions. Any difference between the annual actuarially determined cost and amounts funded are recorded as an adjustment to the regulatory asset or liability. The amounts of pension benefit costs deferred as a regulatory liability at December 31, 2006 and 2005 are $16.6 million and $17.5 million, respectively.
     At December 31, 2005, we had recorded an additional minimum pension liability of $28 thousand. As required by FERC accounting guidance, this balance was recorded as a regulatory asset instead of accumulated other comprehensive loss.
Postretirement benefits other than pensions
     We participate in a plan with Williams and its subsidiaries that provides certain retiree health care and life insurance benefits for our eligible participants that were hired prior to January 1, 1992. The accounting for the plan anticipates future cost-sharing changes to the plan that are consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. Cash contributions totaled $2.4 million in each of the years 2006, 2005, and 2004. We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as an adjustment to a regulatory asset or liability and any unrecovered amounts will be collected through future rate adjustments. The amounts of postretirement benefits costs deferred as a regulatory liability at December 31, 2006 and 2005 are $13.4 million and $10.8 million, respectively. Amounts expensed in each year were equal to the cash contributions.
Defined contribution plan
     Our employees participate in a Williams’ defined contribution plan. We recognized compensation expense of $1.8 million in 2006, $1.5 million in 2005 and $1.3 million in 2004.
Stock-Based Compensation
Plan Information
     The Williams Companies, Inc. 2002 Incentive Plan (the “Plan”) was approved by stockholders on May 16, 2002, and amended and restated on May 15, 2003, and January 23, 2004. The Plan provides for Williams common-stock-based awards to both employees and nonmanagement directors. The Plan permits the granting of various types of awards including, but not limited to, stock options and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.
     Williams currently bills us directly for compensation expense related to stock-based compensation awards granted directly to our employees. We are also billed for our proportionate share of both WGP’s and Williams’ stock-based compensation expense through various allocation processes.
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, we accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Compensation cost for stock options was not recognized in our Statement of Income for 2005, as all Williams stock options granted under the Plan had an exercise price equal to the market value of the underlying Williams common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for deferred share awards. Effective January 1,

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective method. Under this method, compensation cost recognized in 2006 includes: (1) compensation cost for all Williams share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for most Williams share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The performance targets for certain performance based deferred shares have not been established, and therefore, expense is not currently recognized. Results for prior periods have not been restated.
     Total stock-based compensation expense, included in administrative and general expenses, for the year ended December 31, 2006 was $0.9 million, excluding amounts allocated from WGP and Williams.
6. INCOME TAXES
     Significant components of the deferred tax liabilities and assets are as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Property, plant and equipment	$269,276	$220,057
Regulatory assets	15,800	12,303
Loss on reacquired debt	3,962	4,521
Other — net	5,808	8,024

Deferred tax liabilities	294,846	244,905

Accrued liabilities	29,225	2,569
Accrued benefits	14,218	9,701

Deferred tax assets	43,443	12,270

Net deferred tax liabilities	$251,403	$232,635

Reflected as:
Deferred income taxes — current asset	$4,066	$3,913
Deferred income taxes — noncurrent liability	255,469	236,548

	$251,403	$232,635

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
     The provision for income taxes includes:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Current:
Federal	$2,940	$52,292	$11,406
State	350	6,473	1,849

	3,290	58,765	13,255

Deferred:
Federal	26,388	(16,373)	30,128
State	3,143	(2,198)	3,396

	29,531	(18,571)	33,524

Total provision	$32,821	$40,194	$46,779

     A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Provision at statutory Federal income tax rate of 35 percent	$31,487	$39,182	$43,202
Increase (decrease) in tax provision resulting from -
State income taxes net of Federal tax benefit	2,270	2,779	3,409
Book/tax basis reconciliation adjustment	(723)	(1,835)	—
Other — net	(213)	68	168

Provision for income taxes	$32,821	$40,194	$46,779

Effective tax rate	36.48%	35.90%	37.90%

     We provide for income taxes using the asset and liability method as required by SFAS 109, “Accounting for Income Taxes.” During 2006 and 2005, respectively, as a result of additional analysis of our tax basis and book basis assets and liabilities, we recorded a $0.7 million and a $1.8 million tax benefit adjustment to reduce the overall deferred income tax liabilities on the Balance Sheet. Management concluded that the effect of these corrections is not material to prior annual or interim periods, to 2006 and 2005 results, or to the trend of earnings.
     Net cash payments (received from) made to Williams for income taxes were ($1.3) million, $63.7 million and $11.3 million in 2006, 2005 and 2004, respectively.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
7. FINANCIAL INSTRUMENTS
Disclosures About the Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.
     Long-term debt — The fair value of our publicly traded long-term debt is valued using year-end traded market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. We used the expertise of an outside investment-banking firm to estimate the fair value of long-term debt. The carrying amount and estimated fair value of our long term debt, including current maturities, were $688 million and $704 million, respectively, at December 31, 2006, and $520 million and $542 million, respectively, at December 31, 2005.
8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Concentration of Off-Balance-Sheet and Other Credit Risk
     During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$64,428	$56,480	$46,997
Northwest Natural Gas Co.	35,242	35,420	38,067
     Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At December 31, 2006, the advances due to us by Williams totaled approximately $50 million. The advances are represented by demand notes. The interest rate on intercompany demand notes is based upon the weighted average cost of Williams’ debt outstanding at the end of each quarter, which was 7.81 percent at December 31, 2006. We received interest income from advances to these affiliates of $3.9 million, $3.8 million, and $4.5 million during 2006, 2005 and 2004, respectively. Such interest income is included in Other Income — net on the accompanying Statement of Income.
     Williams’ corporate overhead expenses allocated to us were $18.7 million, $19.0 million and $20.3 million for 2006, 2005 and 2004, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $15.6 million, $9.8 million and $7.9 million for 2006, 2005 and 2004, respectively. These expenses are included in General and Administrative Expense on the accompanying Statement of Income.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
     During the periods presented, our revenues include transportation and exchange transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $3.4 million, $2.4 million and $2.0 million for 2006, 2005 and 2004, respectively.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
9. ASSET RETIREMENT OBLIGATIONS
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
     We adopted the Interpretation on December 31, 2005. In accordance with the Interpretation, we estimated future retirement obligations for certain assets previously considered to have an indeterminate life. As a result, we recorded an asset retirement obligation (ARO) of $15.4 million and a net increase in Property, Plant and Equipment of $0.9 million. We also recorded a $14.5 million regulatory asset for retirement costs expected to be recovered through our rates.
     During 2006, we obtained additional information impacting our estimation of our ARO. Factors affected by the additional information included estimated settlement dates, estimated settlement costs and inflation rates. We adjusted the ARO related to certain assets because the additional information results in improved and the best available estimates regarding the ARO costs, lives, and inflation rates. As a result, we recorded an increase in Property Plant and Equipment of $31.6 million and a corresponding increase in Deferred Credits and Other Noncurrent Liabilities.
     During 2006, our overall asset retirement obligation changed as follows (in thousands):

2006
Beginning balance	$15,372
Accretion	965
New obligations	1,451
Changes in estimates of existing obligations.	30,232

Ending Balance	$48,020

     The accrued obligations relate to our gas storage and transmission facilities. At the end of the useful life of our facilities, we are legally obligated to remove certain transmission facilities including underground pipelines, major river spans, compressor stations and meter station facilities. These obligations also include restoration of the property sites after removal of the facilities from above and below the ground.
10. REGULATORY ASSETS AND LIABILITIES
     Our regulatory assets and liabilities result from our application of the provisions of SFAS No. 71 and are reflected on our balance sheet. Current regulatory assets are included in prepayments and

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
other. Regulatory liabilities are included in deferred credits and other noncurrent liabilities. These balances are presented on our balance sheet on a gross basis and are recoverable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2006 and 2005:

	2006	2005
	(Thousands of Dollars)
Current regulatory assets — environmental costs	$1,500	$1,400

Non-current regulatory assets
Asset retirement obligations	15,501	14,456
Environmental costs	3,200	2,697
Grossed-up deferred taxes on equity funds used during construction	21,252	21,470
Levelized incremental projects	22,118	18,587
Other postemployment benefits	1,259	1,397

Total non-current regulatory assets	63,330	58,607

Total regulatory assets	$64,830	$60,007

Non-current regulatory liabilities
Negative salvage	$18,178	$15,883
Pension plans	16,562	17,478
Postretirement benefits	13,354	10,803

Total regulatory liabilities	$48,094	$44,164

11.COMPREHENSIVE INCOME
Comprehensive income is as folows:

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS

	2006	2005	2004
	(Thousands of Dollars)

Net income	$57,143	$71,755	$76,655
Other comprehensive income:
Cash flow hedges:
Balance at beginning of period	—	—	—
Gain on cash flow hedges	619	—	—
Reclassification cash flow hedge gain into earnings	(34)	—	—

Balance at end of period	585

Minimum pension liability:
Balance at beginning of period	—	—	388
Minimum pension liability adjustment	—	—	(388)

Balance at end of period	—	—	—

Other comprehensive income before taxes	585	—	—
Income tax provision on other comprehensive income	(220)	—	—

Other comprehensive income	365	—	—

Comprehensive income	$57,508	$71,755	$76,655

     The gain on cash flow hedges for 2006 represents a realized gain on forward starting interest rate swaps that we entered into prior to our issuance of fixed rate, long-term debt in the second quarter 2006. The swaps, which were settled near the date of the debt issuance, hedged the variability of forecasted interest payments arising from changes in interest rates prior to the issuance of our fixed rate debt. The gain will be amortized to reduce interest expense over the life of the related debt.
12. IMPAIRMENTS
     In the second quarter of 2004, we wrote off $8.9 million of previously capitalized costs related to one segment of pipe that we determined not to return to service.
13. QUARTERLY INFORMATION (UNAUDITED)
     The following is a summary of unaudited quarterly financial data for 2006 and 2005:

	Quarter of 2006
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$79,638	$79,915	$81,088	$83,609
Operating income	30,946	29,955	27,764	27,618
Net income	15,902	17,474	11,273	12,494
     Third quarter 2006 net income includes a decrease of $3.0 million for EAFUDC related to retirements of property, plant, and equipment. Fourth quarter 2006 includes a net increase in operating income of $3.3 million and a net increase in net income of $2.1 million related to error corrections for building lease expense and for depreciation of leasehold improvements. (See Note 1 — Reclassifications and Adjustments.)

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS

	Quarter of 2005
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$80,283	$78,907	$79,639	$82,628
Operating income	37,664	34,498	36,074	33,140
Net income	18,317	17,189	18,252	17,997
     Fourth quarter 2005 net income includes a $1.8 million tax benefit adjustment as a result of additional analysis of our tax basis and book basis assets and liabilities. (See Note 6.)

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

Item 9B.
None.

PART III
     Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, Items 10 through 13 are omitted.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2006	2005
	(Thousands of Dollars)
Audit Fees	$851	$791
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$851	$791

     Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultations.
     As a wholly-owned subsidiary of Williams, we do not have a separate audit committee. The Williams audit committee policies and procedures for pre-approving audit and non-audit services will be filed with the Williams Proxy Statement to be filed with the Securities and Exchange Commission on or before April 9, 2007.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
Index

Page
Reference
to 2006
Form 10-K
Report of Independent Registered Public Accounting Firm	20

Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	21

Balance Sheets at December 31, 2006 and 2005	22

Statements of Common Stockholder’s Equity for the Years Ended December 31, 2006, 2005 and 2004	24

Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	25

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	26

Notes to Financial Statements	27
(a) 2. Financial Statement Schedules
NORTHWEST PIPELINE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Charged to
	Beginning	Costs and		Ending
Description	Balance	Expenses	Deductions	Balances
Year ended December 31, 2006:
Reserve for doubtful receivables	$91	$(38)	$0	$53
Reserve for obsolescence of materials and supplies	263	306	(97)	472
Year ended December 31, 2005:
Reserve for doubtful receivables	320	44	(273)	91
Reserve for obsolescence of materials and supplies	439	0	(176)	263
Year ended December 31, 2004:
Reserve for doubtful receivables	320	0	0	320
Reserve for obsolescence of materials and supplies	284	825	(670)	439
     All other schedules have been omitted because they are not required to be filed.

a) 3 and b. Exhibits:
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

*(a)	Merger Agreement, dated as of September 20, 1983, between Williams and Northwest Energy Company (Energy) (Exhibit 18 to Energy schedule 14D-9 (Amendment No. 3) dated September 22, 1983).

*(b)	The Plan of Merger, dated as of November 7, 1983, between Energy and a subsidiary of Williams (Exhibit 2(b) to Northwest report on Form 10-K, No. 1-7414, filed March 22, 1984).
(3) Articles of incorporation and by-laws:

*(a)	Restated Certificate of Incorporation (Exhibit 3a to Amendment No. 1 to Registration Statement on Form S-1, No. 2-55-273, filed January 13, 1976).

*(b)	By-laws, as amended (Exhibit 3c to Registration Statement on Form S-1, No. 2-55273, filed December 30, 1975).
(4) Instruments defining the rights of security holders, including indentures:

*(a)	Senior Indenture, dated as of August 1, 1992, between Northwest and Continental Bank, N.A., relating to Pipeline’s 9% Debentures, due 2022 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-49150, filed July 2, 1992).

*(b)	Senior Indenture, dated as of November 30, 1995 between Northwest and Chemical Bank, relating to Pipeline’s 7.125% Debentures, due 2025 (Exhibit 4.1 to Registration Statement on Form S-3, No. 33-62639, filed September 14, 1995).

*(c)	Senior indenture, dated as of December 8, 1997 between Northwest and The Chase Manhattan Bank, relating to Pipeline’s 6.625% Debentures, due 2007 (Exhibit 4.1 to Registration Statement on Form S-3, No. 333-35101, filed September 8, 1997).

*(d)	Indenture dated March 4, 2003, between Northwest and JP Morgan Chase Bank, as Trustee (filed as Exhibit 4.1 to The Williams Companies, Inc. Form 10-Q for the quarter ended March 31, 2003, Commission File Number 1-4174).

*(e)	Indenture dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A. (Exhibit 4.1 to Form 8-K filed June 23, 2006).
(10) Material contracts:

(a)	*(1)	Form of Transfer Agreement, dated July 1, 1991, between Northwest and Gas Processing (Exhibit 10(c)(8) to Pipeline Report on Form 10-K, No. 1-7414, filed March 26, 1992).

	*(2)	Form of Operating Agreement, dated July 1, 1991, between Northwest and Williams Field Services Company (Exhibit 10(c)(9) to Pipeline Report on Form 10-K, No. 1-7414, filed March 26, 1992).

	*(1)	Amended and Restated Credit Agreement dated as of May 20, 2005 among The Williams Companies, Inc., Williams Partner L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and the Banks, Citibank, N.A. and Bank of America, N.A. (each, an “Issuing Bank”), and Citicorp USA, INC. as administrative agent. (filed as Exhibit 1.1 to Form 8-K filed May 26, 2005).

	*(2)	Credit Agreement, dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 1, 2006 Commission File Number 1-4174).

*(3)	Registration Rights Agreement, dated as of June 22, 2006, among Northwest Pipeline Corporation and J.P. Morgan Securities Inc. and Calyon Securities (USA) Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule I thereto. (Exhibit 10.1 to Form 8-K filed June 23, 2006).
(23) Consent of Independent Registered Public Accounting Firm
(24) Power of Attorney with Certified Resolution
(31) Section 302 Certifications

(a)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(b)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
(32) Section 906 Certification

(a)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: March 1, 2007
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

* By /s/ R. Rand Clark R. Rand Clark
Attorney-in-fact
     Date: March 1, 2007

EXHIBIT INDEX

Exhibit
23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney with Certified Resolution

31(a)	Section 302 Certification of Principal Executive Officer

31(b)	Section 302 Certification of Principal Financial Officer

32	Section 906 Certification of Principal Executive Officer and Principal Financial Officer