Form 10-Q
period 2007-03-31
NORTHWEST PIPELINE CORP
filed 2007-05-15
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated Filer ☐      Non-accelerated filer ☑
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007

Common stock, $1 par value	1,000 shares
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
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

i

•	Expansion and growth of our business and operations;

•	Business strategy;

•	Cash flow from operations; and

•	Power and natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Availability of supplies ( including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	Inflation, interest rates, and general economic conditions;

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations including proposed climate change legislation, environmental liabilities, litigation, and rate proceedings;

•	Changes in the current geopolitical situation;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements and our lack of investment grade credit ratings; and

•	Risk associated with future weather conditions and acts of terrorism.
     Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
OPERATING REVENUES	$103,043	$79,638

OPERATING EXPENSES:
General and administrative	14,435	12,176
Operation and maintenance	15,390	15,678
Depreciation	19,413	17,411
Regulatory credits	(770)	(1,062)
Taxes, other than income taxes	4,184	4,497

Total operating expenses	52,652	48,700

Operating income	50,391	30,938

OTHER INCOME – net:
Interest income –
Affiliated	188	963
Other	210	605
Allowance for equity funds used during construction	928	1,027
Miscellaneous other income (deductions), net	228	1,987

Total other income, net	1,554	4,582

INTEREST CHARGES:
Interest on long-term debt	12,336	9,443
Other interest	988	1,060
Allowance for borrowed funds used during construction	(559)	(529)

Total interest charges	12,765	9,974

INCOME BEFORE INCOME TAXES	39,180	25,546

PROVISION FOR INCOME TAXES	15,200	9,644

NET INCOME	$23,980	$15,902

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEETS
(Thousands of Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,442	$1,489
Advance to affiliates	10,000	49,980
Accounts receivable -
Trade, less allowance of $53 for March 31, 2007 and December 31, 2006	39,997	32,230
Affiliated companies	580	591
Materials and supplies, less reserves of $562 for March 31, 2007 and $472 for December 31, 2006	9,926	10,013
Exchange gas due from others	8,332	10,556
Exchange gas offset	1,014	4,538
Deferred income taxes	5,709	4,066
Prepayments and other	7,219	7,945

Total current assets	115,219	121,408

PROPERTY, PLANT AND EQUIPMENT, at cost	2,709,346	2,669,056
Less – Accumulated depreciation	903,967	893,033

Total property, plant and equipment	1,805,379	1,776,023

OTHER ASSETS:
Deferred charges	31,575	32,093
Regulatory assets	47,607	47,829

Total other assets	79,182	79,922

Total assets	$1,999,780	$1,977,353

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEETS
(Thousands of Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable -
Trade	$22,476	$55,403
Affiliated companies	21,304	13,701
Accrued liabilities -
Income taxes due to affiliate	12,072	3,090
Taxes, other than income taxes	10,826	6,779
Interest	12,136	7,038
Employee costs	5,658	10,759
Exchange gas due to others	9,346	15,094
Reserve for estimated rate refund	8,641	—
Deferred contract termination income	6,045	6,045
Other	3,824	5,268
Current maturities of long-term debt	252,867	252,867

Total current liabilities	365,195	376,044

LONG-TERM DEBT, LESS CURRENT MATURITIES	434,227	434,208

DEFERRED INCOME TAXES	262,141	255,469

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	100,892	98,595

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	327,844	327,844
Retained earnings	527,033	503,055
Accumulated other comprehensive loss	(17,553)	(17,863)

Total common stockholder’s equity	837,325	813,037

Total liabilities and stockholder’s equity	$1,999,780	$1,977,353

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
OPERATING ACTIVITIES:
Net income	$23,980	$15,902
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	19,413	17,411
Regulatory credits	(770)	(1,062)
Provision for deferred income taxes	4,842	10,233
Amortization of deferred charges and credits	1,467	(988)
Allowance for equity funds used during construction	(928)	(1,027)
Changes in:
Trade accounts receivable	(7,767)	914
Affiliated receivables, including income taxes	11	4,227
Exchange gas due from others	5,748	7,385
Materials and supplies	87	191
Other current assets	726	622
Deferred charges	(209)	(1,980)
Trade accounts payable	(679)	(1,936)
Affiliated payables, including income taxes	16,585	17,775
Exchange gas due to others	(5,748)	(7,385)
Reserve for rate refund	8,641	—
Other accrued liabilities	4,274	(4,681)
Other deferred credits	1,142	1,623

Net cash provided by operating activities	70,815	57,224

FINANCING ACTIVITIES:
Changes in cash overdrafts	(37,628)	12,922

Net cash (used in) provided by financing activities	(37,628)	12,922

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(48,092)	(40,313)
Proceeds from sales	2,173	666
Changes in accounts payable	3,705	(12,887)
Repayments from affiliates	39,980	—

Net cash used in investing activities	(2,234)	(52,534)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,953	17,612

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,489	59,709

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,442	$77,321

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
Basis of Presentation
     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $70.9 million, as of March 31, 2007, to us as current Federal Energy Regulatory Commission (FERC) policy does not permit us to recover these amounts through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2007 and December 31, 2006, and results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K.
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
Recent Accounting Standards
     Effective January 1, 2007, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, that is greater than 50 percent likely of being realized upon ultimate settlement.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We adopted FIN 48 beginning January 1, 2007, as required. The adoption of FIN 48 did not have a material effect on our financial position or results of operations.
     Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
     As of January 1, 2007, the IRS examination of Williams’ consolidated U.S. income tax return for 2002 was in process. The Williams’ consolidated U.S. income tax return incorporates our tax information. During the first quarter of 2007, the IRS also commenced examination of Williams’ 2003 through 2005 consolidated U.S. income tax returns. IRS examinations for 1996 through 2001 have been completed but the years remain open while certain issues are under review with the Appeals Division of the IRS. The statute of limitations for most states expires one year after IRS audit settlement.
FERC Accounting and Reporting Guidance
     On March 29, 2007, the FERC issued “Commission Accounting and Reporting Guidance to Recognize the Funded Status of Defined Benefit Postretirement Plans.” The guidance is being provided to all jurisdictional entities to ensure proper and consistent implementation of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” for FERC financial reporting purposes beginning with the 2007 FERC Form 2 to be filed in 2008. We are currently evaluating the impact, if any, of the FERC Guidance on our financial statements.
Reclassifications
     A regulatory asset has been recorded in connection with our asset retirement obligations, and is being recovered through the negative salvage component of depreciation included in our rates. The negative salvage component of accumulated depreciation has been previously classified as a non-current regulatory liability. Beginning in 2007, the regulatory asset has been offset against the regulatory liability and prior periods have been reclassified to conform to the current period presentation.
     Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, including reflecting the change in bank overdrafts as financing activities and additional changes in capital related accounts payable as investing activities in the condensed statement of cash flows.
2. RATE AND REGULATORY MATTERS
General Rate Case (Docket No. RP06-416)
     On June 30, 2006, we filed a general rate case under Section 4 of the Natural Gas Act. Significant costs that contributed to the need to file this rate case include: construction of the Capacity Replacement Project, an increase in reliability and integrity expenditures, and an increase in other operating costs. On July 31, 2006, the FERC issued an Order accepting our filing and suspended the effective date of the new rates for five months, to become effective January 1, 2007, subject to refund. On January 31, 2007, we filed a stipulation and settlement agreement to resolve all outstanding issues in our pending rate case. On March 30, 2007, the FERC approved the submitted settlement. The settlement specified an annual cost of service of $404 million and increased our general system firm transportation rates from $0.30760 to $0.40984 per Dth, effective January 1, 2007. Refunds to customers were made during April 2007.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
     Beginning in the mid-1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to reevaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At March 31, 2007, we have accrued liabilities totaling approximately $4.5 million for these costs which are expected to be incurred over the period from now through 2009. We consider these costs associated with compliance with these environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $75 million and $105 million over the remaining assessment period of 2007 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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
4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams’ $1.5 billion unsecured revolving credit facility, letters of credit totaling $28 million, none of which were issued on our behalf, have been issued by the participating institutions and no revolving credit loans were outstanding under the facility at March 31, 2007.
Long-Term Debt
     Current maturities
     The current maturities of long-term debt at March 31, 2007 are primarily associated with $250 million of 6.625 percent notes that mature on December 1, 2007. We plan to refinance this debt.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
     Issuances and retirements
     On April 4, 2007, we retired $175 million of 8.125 percent senior notes due 2010. We paid premiums of approximately $7.1 million in conjunction with the early debt retirement.
     On April 5, 2007, we issued $185 million aggregate principal amount of 5.95 percent senior unsecured notes due 2017 to certain institutional investors in a private debt placement.
     Registration payment arrangements
     Under the terms of our $185 million 5.95 percent notes mentioned above, we are obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes issued under the Securities Act of 1933, as amended, within 180 days from closing and use our commercially reasonable efforts to cause the registration statement to be declared effective within 270 days after closing. We may be required to provide a shelf registration statement to cover resales of the notes under certain circumstances. We may also be required to pay additional interest, up to a maximum of 0.50 percent annually, if we fail to satisfy these obligations. As of March 31, 2007, we have not accrued a liability for this registration payment arrangement.
5. TRANSACTIONS WITH AFFILIATES
     Included in our operating revenues for the three months ending March 31, 2007 are amounts received from affiliates for transportation and exchange transactions of $1.1 million. Amounts received for the three months ending March 31, 2006 were immaterial. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the three months ending March 31, 2007 and 2006 are $4.3 million and $3.7 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Thousands of Dollars)
Net income	$23,980	$15,902
Reclassification of cash flow hedge gain into earnings, net of tax	(9)	—
Pension benefits, net of tax:
Amortization of prior service cost	12	—
Amortization of net actuarial loss	307	—

Total comprehensive income	$24,290	$15,902

ITEM 2. Management’s Narrative Analysis of Results of Operations
GENERAL
     The following discussion should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2006 Annual Report on Form 10-K and with the condensed financial statements and notes thereto contained within this report.
General Rate Case (Docket No. RP06-416)
     On June 30, 2006, we filed a general rate case under Section 4 of the Natural Gas Act. Significant costs that contributed to the need to file this rate case include: construction of the Capacity Replacement Project, an increase in reliability and integrity expenditures, and an increase in other operating costs. On July 31, 2006, the FERC issued an Order accepting our filing and suspended the effective date of the new rates for five months, to become effective January 1, 2007, subject to refund. On January 31, 2007, we filed a stipulation and settlement agreement to resolve all outstanding issues in our pending rate case. On March 30, 2007, the FERC approved the submitted settlement. The settlement specified an annual cost of service of $404 million and increased our general system firm transportation rates from $0.30760 to $0.40984 per Dth, effective January 1, 2007. Refunds to customers were made during April 2007.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three-month periods ended March 31, 2007 and 2006. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
     Our operating revenues increased $23.4 million, or 29 percent. Higher rates resulting from our rate case are the primary source of this increase.
     Our transportation service accounted for 97 percent and 96 percent of operating revenues for the three-month periods ended March 31, 2007 and 2006, respectively. Additionally, gas storage service accounted for 2 percent and 3 percent of operating revenues for the three-month periods ended March 31, 2007 and 2006, respectively.
     Operating expenses increased $4.0 million, or 8 percent. The higher expenses are primarily a result of a $2.0 million increase in depreciation related to new property additions, a $0.6 million increase in outside administrative costs related primarily to information technology services, a $0.6 million increase in management services provided by Williams and other affiliates, and a $0.5 million increase in general liability and property insurance costs related primarily to pipeline operations.
     Other income decreased $3.0 million, or 66 percent, primarily due to a $1.6 million decrease related to the allowance for equity funds used during construction resulting from lower capital spending for 2007 and a $0.8 million decrease in interest income from affiliates resulting from note repayments from Williams.
     Interest charges increased $2.8 million, or 28 percent. This increase is the result of higher interest on long-term debt relating primarily to the new debt issued in June of 2006.
     The provision for income taxes increased $5.6 million, or 58 percent, due primarily to higher pre-tax income in 2007 as compared to 2006.
     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2007	2006
	(In trillion British Thermal Units)
Total Throughput	200	180

Average Daily Transportation Volumes	2.2	2.0
Average Daily Reserved Capacity Under Long- Term Base Firm Contracts, excluding peak capacity	2.5	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (1)	0.9	0.9

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
CAPITAL EXPENDITURES
     Our capital expenditures for the three months ended March 31, 2007 were $48.1 million, compared to $40.3 million for the three months ended March 31, 2006. Our capital expenditures estimate for 2007 is discussed in our 2006 Annual Report on Form 10-K.
Parachute Lateral Project
     In January 2006, we filed an application with the FERC to construct a 38-mile lateral that would provide additional transportation capacity from the Parachute area to the Greasewood area in northwest Colorado. In August 2006, the FERC granted us the requested certificate and we commenced construction of the facilities. The planned lateral will provide new capacity of 450 MDth/day through a 30-inch diameter line and is estimated to cost $86 million. We anticipate beginning service on the expansion in May 2007.

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and our Vice President and Treasurer have concluded that our Disclosure Controls and procedures were effective at a reasonable assurance level.
     Our management, including our Senior Vice President and our Vice President and Treasurer, does not expect that our Disclosure Controls or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.
ITEM 1A. RISK FACTORS.
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed except as set forth below:
Risks Inherent to our Industry and Business
Our transporting activities involve numerous risks that might result in accidents and other operating risks and hazards.
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
     In addition, there are inherent in our gas transporting properties a variety of hazards and operating risks, such as the undetected deterioration or failure of our pipelines, as well as leaks, explosions, and mechanical problems that could result from these as well as other causes and that in all cases could cause substantial financial losses. These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of our precautions, an event such as those described above could cause considerable harm to people or property, and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of our pipeline infrastructure. Potential customer impacts arising from service interruptions on segments of our pipeline infrastructure could include limitations on the pipeline’s ability to satisfy customer requirements, obligations to provide reservations charge credits to customers in times of constrained capacity, and solicitation of existing customers by others for potential new pipeline projects that would compete directly with existing services. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our results of operations.

Risks Related to Strategy and Financing
Williams can exercise substantial control over our dividend policy and our business and operations and may do so in a manner that is adverse to our interests.
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
Risks Related to Regulations that Affect our Industry
The outcome of rate cases to set the rates we can charge customers on our pipeline might result in rates that will not fully compensate us for our ongoing expenses and provide an adequate return on the capital that we have invested in our pipeline.
     We filed a rate case with the FERC on June 30, 2006 to request changes to the rates we charge. The new rates became effective January 1, 2007. On January 31, 2007, we filed a stipulation and settlement agreement to resolve all outstanding issues in our pending rate case and includes a two-year moratorium on any further rate increases or decreases. The settlement was approved by the FERC on March 30, 2007. There is a risk that the rates that the FERC approved as part of the submitted settlement will ultimately prove to be inadequate to recover increases in operating costs, while sustaining an adequate return on capital investments. There is also the risk that higher rates will cause our customers to look for alternative ways to transport their natural gas.
ITEM 6. EXHIBITS.
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.
(4) Instruments defining the rights of security holders, including indentures:
–	1	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed as Exhibit 4.1 to our current report on Form 8-K filed April 5, 2007).
(10) Material contracts
–	1	Registration Rights Agreement, dated as of April 5, 2007, among Northwest Pipeline Corporation and Greenwich Capital Markets, Inc. and Banc of America Securities LLC, acting on behalf of themselves and the several initial purchasers listed on Schedule I thereto (filed as Exhibit 10.1 to our current report on Form 8-K filed April 5, 2007).
(31) Section 302 Certifications
–	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

–	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 906 Certification
–	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION
Registrant

	By:	/s/ R. Rand Clark
R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)

Date: May 11, 2007