Form 10-Q
period 2007-06-30
NORTHWEST PIPELINE CORP
filed 2007-08-07
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common stock, $1 par value	1,000 shares
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
     All statements, other than statements of historical facts, included in this report, which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Business strategy;

•	Cash flow from operations; and

•	Power and natural gas prices and demand.

i

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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUES	$102,655	$79,915	$205,698	$159,553

OPERATING EXPENSES:
General and administrative	16,920	14,689	31,355	26,865
Operation and maintenance	15,454	14,656	30,844	30,334
Depreciation	19,992	17,773	39,405	35,184
Regulatory credits	(975)	(1,554)	(1,745)	(2,616)
Taxes, other than income taxes	2,296	4,417	6,480	8,914
Regulatory liability reversal (Note 1)	(16,562)	—	(16,562)	—

Total operating expenses	37,125	49,981	89,777	98,681

Operating income	65,530	29,934	115,921	60,872

OTHER INCOME — net
Interest income -
Affiliated	449	984	637	1,947
Other	155	644	365	1,249
Allowance for equity funds used during construction	583	2,107	1,511	3,134
Miscellaneous other income, net	773	1,703	1,001	3,690
Contract termination income	6,045	895	6,045	895

Total other income, net	8,005	6,333	9,559	10,915

INTEREST CHARGES:
Interest on long-term debt	11,768	9,746	24,104	19,189
Other interest	1,550	853	2,538	1,913
Allowance for borrowed funds used during construction	(375)	(1,071)	(934)	(1,600)

Total interest charges	12,943	9,528	25,708	19,502

INCOME BEFORE INCOME TAXES	60,592	26,739	99,772	52,285

PROVISION FOR INCOME TAXES	22,651	9,265	37,851	18,909

NET INCOME	$37,941	$17,474	$61,921	$33,376

     See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousand of Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$367	$1,489
Advance to affiliates	42,464	49,980
Accounts receivable -
Trade, less allowance of $53 for June 30, 2007 and December 31, 2006	36,576	32,230
Affiliated companies	1,495	591
Materials and supplies, less reserves of $454 for June 30, 2007 and $472 for December 31, 2006	10,280	10,013
Exchange gas due from others	6,497	10,556
Exchange gas offset	2,797	4,538
Deferred income taxes	2,723	4,066
Prepayments and other	8,462	7,945

Total current assets	111,661	121,408

PROPERTY, PLANT AND EQUIPMENT, at cost	2,734,278	2,669,056
Less — Accumulated depreciation	923,201	893,033

Total property, plant and equipment	1,811,077	1,776,023

OTHER ASSETS:
Deferred charges	39,999	32,093
Regulatory assets	51,929	47,829

Total other assets	91,928	79,922

Total assets	$2,014,666	$1,977,353

     See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED BALANCE SHEET
(Thousands of Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable-
Trade	$26,021	$55,403
Affiliated companies	9,821	13,701
Accrued liabilities -
Income taxes due to affiliate	7,739	3,090
Taxes, other than income taxes	8,665	6,779
Interest	5,166	7,038
Employee costs	7,492	10,759
Exchange gas due to others	9,294	15,094
Deferred contract termination income	—	6,045
Other	3,749	5,268
Current maturities of long-term debt	252,867	252,867

Total current liabilities	330,814	376,044

LONG-TERM DEBT LESS CURRENT MATURITIES	443,620	434,208

DEFERRED INCOME TAXES	274,243	255,469

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	90,431	98,595

CONTINGENT LIABILITIES AND COMMITMENTS

COMMON STOCKHOLDER’S EQUITY:
Common stock, par value $1 per share; authorized and outstanding, 1,000 shares	1	1
Additional paid-in capital	327,844	327,844
Retained earnings	564,974	503,055
Accumulated other comprehensive loss	(17,261)	(17,863)

Total common stockholder’s equity	875,558	813,037

Total liabilities and stockholder’s equity	$2,014,666	$1,977,353

     See accompanying notes.

NORTHWEST PIPELINE CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net Income	$61,921	$33,376
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	39,405	35,184
Regulatory credits	(1,745)	(2,616)
Provision for deferred income taxes	19,754	17,755
Amortization of deferred charges and credits	4,451	935
Allowance for equity funds used during construction	(1,511)	(3,134)
Regulatory liability reversal	(16,562)	—
Contract termination income	(6,045)	—
Changes in:
Trade accounts receivable	(4,346)	(1,060)
Affiliated receivables, including income taxes	(904)	5,284
Exchange gas due from others	5,800	8,251
Materials and supplies	(267)	194
Other current assets	(517)	(1,199)
Deferred charges	(5,140)	(3,433)
Trade accounts payable	(344)	(1,016)
Affiliated payables, including income taxes	769	7,535
Exchange gas due to others	(5,800)	(8,251)
Other accrued liabilities	(3,098)	630
Other deferred credits	3,931	1,828

Net cash provided by operating activities	89,752	90,263

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	184,362	174,447
Prepayments of long-term debt	(175,000)	—
Debt issuance costs	(2,133)	(2,310)
Premium on early retirement of long-term debt	(7,111)	—
Changes in cash overdrafts	(37,543)	3,444

Net cash provided by (used in) financing activities	(37,425)	175,581

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(68,627)	(136,256)
Proceeds from sales	832	—
Asset removal cost	—	(10,272)
Changes in accounts payable	6,830	(6,532)
Proceeds from contract termination payments (Note 3)	—	3,348
Repayments from affiliates	7,516	20

Net cash used in investing activities	(53,449)	(149,692)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,122)	116,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,489	59,709

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$367	$175,861

     See accompanying notes.

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Control
     Northwest Pipeline Corporation (Northwest) is a wholly-owned subsidiary of Williams Gas Pipeline Company, LLC (WGP). WGP is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams).
     In this report, Northwest Pipeline Corporation is at times referred to in the first person as “we”, “us” or “our”.
Basis of Presentation
     Our 1983 acquisition by Williams has been accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Williams has not pushed down the purchase price allocation (amounts in excess of original cost) of $69.8 million, as of June 30, 2007, to us as current Federal Energy Regulatory Commission (FERC) policy does not permit us to recover these amounts through our rates. The accompanying financial statements reflect our original basis in our assets and liabilities.
     The condensed financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2007 and December 31, 2006, and results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K and 2007 First Quarter Report on Form 10-Q.
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
FERC Accounting and Reporting Guidance
     On March 29, 2007, the FERC issued “Commission Accounting and Reporting Guidance to Recognize the Funded Status of Defined Benefit Postretirement Plans.” The guidance is being provided to all jurisdictional entities to ensure proper and consistent implementation of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158) for FERC financial reporting purposes beginning with the 2007 FERC Form 2 to be filed in 2008. We completed our evaluation and applied the FERC guidance during the second quarter of 2007. It had no effect on our financial statements.
Change in Accounting Estimate
     In the second quarter of 2007, we recorded $16.6 million in income for a change in accounting estimate related to a pension regulatory liability. We have historically recorded a regulatory asset or liability for the difference between pension expense as estimated under Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and the amount we have funded as a contribution to our pension plans. As a result of recent information, including the most recent rate filing, we have re-assessed the probability of refunding or recovering this difference and have concluded that it is not probable that it will be refundable or recoverable in future rates.
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

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
FERC approved the submitted settlement. The settlement specified an annual cost of service of $404 million and increased our general system firm transportation rates from $0.30760 to $0.40984 per Dth, effective January 1, 2007. Refunds to customers were made during April 2007.
3. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants had filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the other Williams defendants. On October 20, 2006, the District Court dismissed all claims against us. Mr. Grynberg filed a Notice of Appeal from the dismissals with the Tenth Circuit Court of Appeals effective November 17, 2006.
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
     Beginning in the mid-1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to reevaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At June 30, 2007, we have accrued liabilities totaling approximately $7.6 million for these costs which are expected to be incurred over the period from now through 2011. We consider these costs associated with compliance with these environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the Integrity Regulations, we have identified the high consequence areas, including a baseline assessment and periodic reassessments to be completed within specified timeframes. Currently, we estimate that the cost to perform required assessments and remediation will be between $195 million and $215 million over the

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
remaining assessment period of 2007 through 2012. The cost estimates have been revised to reflect refinements in the scope of required remediation and for increases in assessment and remediation costs. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Termination of the Grays Harbor Transportation Agreement
     Effective January 2005, Duke Energy Trading and Marketing, LLC (Duke) terminated its firm transportation agreement related to the Grays Harbor Lateral. We invoiced Duke the amount we believe was contractually owed by Duke according to the terms of the facilities reimbursement agreement and our tariff. Duke initially paid us approximately $88 million for the remaining net book value of the lateral facilities and approximately $6 million towards the related income taxes. We invoiced Duke for an additional $30 million, representing the additional income taxes related to the termination of the contract. Duke disputed this additional amount. We recorded a reserve against the full $30 million invoiced and deferred recognition of the $6 million received from Duke related to income taxes.
     On June 16, 2005, we filed a Petition for a Declaratory Order with the FERC requesting that it rule on our interpretation of our tariff to aid in resolving the dispute with Duke. On October 4, 2006, the FERC issued its Order on Petition for Declaratory Order (2006 Order) addressing a possible equitable solution but not directly addressing the tariff interpretation issues that we had presented.
     On November 3, 2006, we filed a request for rehearing of the FERC’s 2006 Order seeking a FERC determination of our tariff language concerning mid-term contractual buyouts and further clarification of the underlying principles of a possible equitable solution.
     On June 15, 2007, the Federal Energy Regulatory Commission issued its Order on Rehearing in response to our request for rehearing, reaffirming its 2006 Order, but providing specific clarifications as to how the Duke buyout amount should be calculated with respect to related taxes. As a result of the Order on Rehearing, $6 million of previously deferred income was recognized in June 2007. Based upon terms of the Order, we are also seeking an additional $14 million (including interest) from Duke, for which no income has been recognized at June 30, 2007.
4. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facilities
     Under Williams’ $1.5 billion unsecured revolving credit facility, letters of credit totaling $28.0 million, none of which were issued on our behalf, have been issued by the participating institutions and no revolving credit loans were outstanding under the facility at June 30, 2007.
     On May 9, 2007, Williams amended its $1.5 billion unsecured credit facility, extending the maturity date

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
from May 1, 2009 to May 1, 2012. Applicable borrowing rates and commitment fees for investment grade credit ratings were also modified.
Long-Term Debt
     Current maturities
     The current maturities of long-term debt at June 30, 2007 are primarily associated with $250 million of 6.625 percent notes that mature on December 1, 2007. We plan to refinance this debt.
     Issuances and retirements
     On April 4, 2007, we retired $175 million of 8.125 percent senior unsecured notes due 2010. We paid premiums of approximately $7.1 million in conjunction with the early debt retirement. As such amounts are deemed recoverable through rates, these premiums are deferred as a component of deferred charges on our condensed balance sheet and amortized over the life of the original debt.
     On April 5, 2007, we issued $185 million aggregate principal amount of 5.95 percent senior unsecured notes due 2017 to certain institutional investors in a private debt placement.
     Registration payment arrangements
     Under the terms of our $185 million 5.95 percent senior unsecured notes mentioned above, we are obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes issued under the Securities Act of 1933, as amended, within 180 days from closing and use commercially reasonable efforts to cause the registration statement to be declared effective within 270 days after closing. We may be required to provide a shelf registration statement to cover resales of the notes under certain circumstances. We may also be required to pay additional interest, up to a maximum of 0.5 percent annually, if we fail to satisfy these obligations. We launched an exchange offer on July 26, 2007, which will expire on August 23, 2007, unless we choose to extend the expiration.
5. TRANSACTIONS WITH AFFILIATES
     Included in our operating revenues for the six months ending June 30, 2007 and 2006 are amounts received from affiliates for transportation and exchange transactions of $3.8 million and $0.5 million, respectively. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
     Williams has a policy of charging subsidiary companies for management services provided by the parent company and other affiliated companies. Included in our administrative and general expenses for the six months ending June 30, 2007 and 2006 are $8.9 million and $7.6 million, respectively, for such corporate expenses charged by Williams and other affiliated companies. Management considers the cost of these services to be reasonable.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

NORTHWEST PIPELINE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)		(Thousands of Dollars)
Net income	$37,941	$17,474	$61,921	$33,376
Gain on cash flow hedges	—	387	—	387
Reclassification of cash flow hedge gain into earnings, net of tax	(10)	(2)	(19)	(2)
Pension benefits, net of tax
Amortization of prior service cost	12	—	24	—
Amortization of net actuarial loss	290	—	597	—

Total comprehensive income	$38,233	$17,859	$62,523	$33,761

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
     The following discussion should be read in conjunction with the financial statements, notes and management’s narrative analysis of the results of operations contained in Items 7 and 8 of our 2006 Annual Report on Form 10-K and with the condensed financial statements and notes thereto contained in Item 2 of our 2007 first quarter report on Form 10-Q and within this report.
Recent Event
     In July 2007, Williams announced its intention to create a new, publicly traded master limited partnership that will own interstate natural gas pipeline assets. An affiliate of ours will serve as the general partner of the new pipeline master limited partnership. The initial asset in the new pipeline partnership will be an interest in Northwest Pipeline. Williams will continue to own the remaining interest and will continue to operate Northwest Pipeline.
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
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the six-month periods ended June 30, 2007 and 2006. Variances due to changes in price and volume have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
     Our operating revenues increased $46.1 million, or 29 percent. Higher rates resulting from our rate case are the primary source of this increase.
     Our transportation service accounted for 97 percent and 96 percent of our operating revenues for the six-month periods ended June 30, 2007 and 2006, respectively. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the six-month periods ended June 30, 2007 and 2006.
     Operating expenses decreased $8.9 million, or 9 percent. This decrease is due primarily to the June 2007 reversal of our pension regulatory liability of $16.6 million as described in Note 1 of the Notes to Condensed Financial Statements and reduction of our accrued ad valorem taxes of $1.8 million reflecting lower than expected 2007 tax assessments on our property. These decreases were partially offset by a $4.2 million increase in depreciation related to new property additions, a $2.2 million increase in labor, a $1.2 million increase in group insurance expense, a $1.1 million increase in management services provided by Williams and other affiliates, and a $0.8 million increase in lease expense.
     Other income decreased $1.4 million, or 12 percent, primarily due to a $4.2 million decrease in the allowance for equity funds used during construction resulting from the lower capital expenditures in 2007, a $1.3 million decrease in interest income from affiliates resulting from note repayments from Williams, and a $0.9 million decrease in other interest income resulting from lower short-term investments. Also adding to this decrease is the 2006 settlement of a contribution in aid of construction associated with our Capacity Replacement Project of $0.9 million. These decreases were partially offset by the recognition of $6.0 million of previously deferred income related to the termination of the Grays Harbor transportation agreement as discussed in Note 3 of the Notes to Condensed Financial Statements.

     Interest charges increased $6.2 million, or 32 percent, due primarily to the issuance of $175 million 7 percent debt due 2016 in June of 2006 and the issuance of $185 million 5.95 percent debt due 2017 in April of 2007, partially offset by the early retirement of $175 million 8.125 percent debt due 2010 in April of 2007. A $0.7 million decrease in the allowance for borrowed funds used during construction related to the lower capital expenditures in 2007 and a $0.6 million increase in other interest also contributed to this increase.
     The provision for income taxes increased $18.9 million, due primarily to higher pre-tax income in 2007 as compared to 2006.
     The following table summarizes volumes and capacity for the periods indicated:

	Six Months Ended June 30,
	2007	2006
	(In trillion British Thermal
	Units)
Total Throughput (TBtu)	360	322
Average Daily Transportation Volumes (TBtu)	2.0	1.8
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity (TBtu)	2.5	2.5
Average Daily Reserved Capacity Under Short-
Term Firm Contracts (TBtu) (1)	0.8	0.8

(1)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
CAPITAL EXPENDITURES
     Our capital expenditures for the six months ended June 30, 2007 were $68.6 million, compared to $136.3 million for the six months ended June 30, 2006. The decrease is primarily due to the completion of the Capacity Replacement Project in late 2006. We anticipate 2007 capital expenditures will be between $145 million and $165 million. These expenditures will include maintenance capital expenditures, including expenditures required for the Pipeline Safety Improvement Act of 2002, and the Parachute Lateral project.
Parachute Lateral Project
     In January 2006, we filed an application with the FERC to construct a 38-mile lateral (Parachute lateral) that would provide additional transportation capacity from the Parachute area to the Greasewood area in northwest Colorado. In August 2006, the FERC granted us the requested certificate and we commenced construction of the facilities. The Parachute lateral provides new capacity of 450 MDth/day through a 30-inch diameter line and is estimated to cost $86 million. The lateral was placed into service in May 2007.

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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.
ITEM 1A. RISK FACTORS.
There are no material changes to the Risk Factors previously disclosed in Part I, Item 1A. Risk Factors in our 2006 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in our 2007 First Quarter Report on Form 10-Q.
ITEM 6. EXHIBITS.
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

(4)	Instruments defining the rights of security holders, including indentures:
	-	1	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York. (Exhibit 4.1 to Form 8-K filed April 6, 2007)

(10)	Material contracts
	-	1	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to The Williams Companies, Inc. Form 8-K filed May 15, 2007 (Commission File Number 1-4174) and incorporated by reference as Exhibit 10.1 to Form 8-K filed May 15, 2007)

	-	2	Registration Rights Agreement, dated as of April 5, 2007, among Northwest Pipeline Corporation and Greenwich Capital Markets, Inc. and Banc of America Securities LLC, acting on behalf of themselves and the several initial purchasers listed on Schedule I thereto. (Exhibit 10.1 to Form 8-K filed April 6, 2007)

(31)	Section 302 Certifications
	-	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	-	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
	-	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION Registrant
By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: August 7, 2007