Form 10-Q
period 2008-03-31
NORTHWEST PIPELINE GP
filed 2008-05-01
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

NORTHWEST PIPELINE GP

i

Forward Looking Statements
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
     All statements, other than statements of historical facts, included in this report, which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	business strategy;

•	cash flow from operations or results of operations;

•	rate case filing; and

•	power and natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	availability of supplies ( including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	inflation, interest rates, and general economic conditions;

•	the strength and financial resources of our competitors;

•	development of alternative energy sources;

•	the impact of operational and development hazards;

•	costs of, changes in, or the results of laws, government regulations including proposed climate change legislation, environmental liabilities, litigation, and rate proceedings;

•	increasing maintenance and construction costs;

•	changes in the current geopolitical situation;

•	risks related to strategy and financing, including restrictions stemming from our debt agreements and future changes in our credit ratings; and

•	risk associated with future weather conditions and acts of terrorism.

ii

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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
OPERATING REVENUES	$107,405	$103,043

OPERATING EXPENSES:
General and administrative	14,557	14,435
Operation and maintenance	17,456	15,390
Depreciation	21,660	20,487
Regulatory credits	(807)	(770)
Taxes, other than income taxes	5,373	4,184

Total operating expenses	58,239	53,726

Operating income	49,166	49,317

OTHER INCOME — net:
Interest income —
Affiliated	309	188
Other	4	210
Allowance for equity funds used during construction	27	928
Miscellaneous other income (expense), net	(30)	228

Total other income — net	310	1,554

INTEREST CHARGES:
Interest on long-term debt	9,949	12,336
Other interest	1,381	988
Allowance for borrowed funds used during construction	(12)	(559)

Total interest charges	11,318	12,765

INCOME BEFORE INCOME TAXES	38,158	38,106

PROVISION FOR INCOME TAXES	—	14,749

NET INCOME	$38,158	$23,357

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$144	$497
Advance to affiliates	84,633	39,072
Accounts receivable -
Trade, less reserves of $0 for March 31, 2008 and $7 for December 31, 2007	37,919	40,689
Affiliated companies	309	3,514
Materials and supplies, less reserves of $181 for March 31, 2008 and December 31, 2007	9,905	10,344
Exchange gas due from others	9,670	10,155
Exchange gas offset	3,486	6,593
Prepayments and other	5,397	6,928

Total current assets	151,463	117,792

PROPERTY, PLANT AND EQUIPMENT, at cost	2,707,733	2,706,691
Less — Accumulated depreciation	876,029	864,999

Total property, plant and equipment	1,831,704	1,841,692

OTHER ASSETS:
Deferred charges	44,078	44,915
Regulatory assets	52,288	52,072

Total other assets	96,366	96,987

Total assets	$2,079,533	$2,056,471

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable -
Trade	$16,900	$32,055
Affiliated companies	9,742	13,056
Accrued liabilities -
Taxes, other than income taxes	12,362	7,935
Interest	11,396	4,517
Employee costs	6,109	12,106
Exchange gas due to others	13,156	16,748
Other	14,255	5,713

Total current liabilities	83,920	92,130

LONG-TERM DEBT, LESS CURRENT MATURITIES	693,769	693,736

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	86,677	84,989

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	977,022	977,022
Retained earnings	258,074	228,739
Accumulated other comprehensive loss	(19,929)	(20,145)

Total owners’ equity	1,215,167	1,185,616

Total liabilities and owners’ equity	$2,079,533	$2,056,471

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
		(Restated)
OPERATING ACTIVITIES:
Net income	$38,158	$23,357
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	21,660	20,487
Regulatory credits	(807)	(770)
Provision for deferred income taxes	—	4,391
Amortization of deferred charges and credits	2,315	1,467
Allowance for equity funds used during construction	(27)	(928)
Reserve for doubtful accounts	(7)	—
Changes in:
Trade accounts receivable	2,777	(7,767)
Affiliated receivables, including income taxes in 2007	3,205	11
Exchange gas due from others	3,592	5,748
Materials and supplies	439	87
Other current assets	1,532	726
Deferred charges	(649)	(209)
Trade accounts payable	(4,166)	(679)
Affiliated payables, including income taxes in 2007	(3,314)	16,585
Exchange gas due to others	(3,592)	(5,748)
Reserve for rate refund	—	8,641
Other accrued liabilities	13,851	4,274
Other deferred credits	1,587	1,142

Net cash provided by operating activities	76,554	70,815

FINANCING ACTIVITIES:
Proceeds from sale of partnership interest	300,900	—
Distributions paid	(309,724)	—
Changes in cash overdrafts	(7,011)	(37,628)

Net cash used in financing activities	(15,835)	(37,628)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(13,444)	(48,092)
Proceeds from sales	1,911	2,173
Changes in accounts payable and accrued liabilities	(3,978)	3,705
(Advances to) repayments from affiliates	(45,561)	39,980

Net cash used in investing activities	(61,072)	(2,234)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(353)	30,953

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	497	1,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144	$32,442

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     The accompanying interim consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2008 and December 31, 2007, and results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) litigation-related contingencies; 2) environmental remediation obligations; 3) impairment assessments of long-lived assets; 4) depreciation; 5) pension and other post-employment benefits; and 6) asset retirement obligations.
Corporate Structure and Control
     On January 24, 2008, Williams Pipeline Partners L.P. (previously a wholly-owned subsidiary of The Williams Companies, Inc. (Williams)) completed its initial public offering of limited partnership units, the net proceeds of which were used to acquire a 15.9 percent interest in Northwest Pipeline GP (Northwest). Williams contributed 19.1 percent of its ownership in Northwest in return for limited and general partnership interests in Williams Pipeline Partners L.P. Northwest received net proceeds of $300.9 million on January 23, 2008 from Williams Pipeline Partners L.P. for the purchase of its 15.9 percent interest, and Northwest in turn made a distribution to Williams of $300.9 million. After these transactions, Northwest is owned 35 percent by Williams Pipeline Partners L.P. and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of Williams. Through its ownership interests in each of our partners, Williams indirectly owns 81.7 percent of Northwest as of March 31, 2008.
     In this report, Northwest Pipeline GP is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Northwest and Northwest Pipeline Services LLC, a variable interest entity for which Northwest is the primary beneficiary.
     Our 1983 acquisition by Williams was accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Because we had significant outstanding public debt and preferred stock at the time of our acquisition by Williams, under the provisions of Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we were not required to, and elected not to, push down the purchase price allocation in our financial statements. Beginning December 31, 2007, we elected to include Williams’ purchase price allocations in our financial statements. Accordingly, our March 31, 2007 financial statements have been restated to include the effects of Williams’ excess purchase price allocation. A reconciliation between our original basis in our assets and liabilities and our consolidated financial statements for the three months ended March 31, 2007 is as follows:

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thousands of
Dollars
Income Statement
Net income, as previously reported	$23,980
Depreciation of purchase price allocation to property and equipment, net of income taxes	(623)

Net income, as restated	$23,357

     Management believes this change in accounting is preferable as the push down of fair value purchase price allocations to the financial statements of an acquired entity is encouraged by Securities and Exchange Commission Staff Accounting Bulletin No. 54, and the fact that our financial statements are now included in the Form 10-K of Williams Pipeline Partners L.P., whose equity investment in us is reported based on Williams’ historical basis in us, including such purchase accounting adjustments.
Recent Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted SFAS 157. We had no assets or liabilities measured at fair value on a recurring basis. Therefore, the initial adoption of SFAS 157 had no impact on our Consolidated Financial Statements. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and nonhedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will assess the application of this Statement on our disclosures in our Consolidated Financial Statements.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Environmental Matters
     We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that it is in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, Federal Energy Regulatory Commission (FERC) would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material effect upon our financial position or results of operations.
     Beginning in the mid-1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At March 31, 2008, we have accrued liabilities totaling approximately $7.4 million for these costs which are expected to be incurred through 2012. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within three years, the EPA will designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that may impact our operations. As a result, the cost of additions to property, plant and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (DOT PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be between $175 million and $195 million over the remaining assessment period of 2008 through 2012. The cost estimates have been revised to reflect refinements in the scope of required remediation and for increases in assessment and remediation costs. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
     In January 2008, we distributed $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. In April 2008, we declared and paid equity distributions of $47.6 million to our partners. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition.
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt indentures contain provisions for the acceleration of repayment or the reset of interest rates under certain conditions. Our debt indentures also contain restrictions, which, under certain circumstances, limit the issuance of additional debt and restrict the disposal of a major portion of our natural gas pipeline system. Our ratio of debt to capitalization must be no greater than 55 percent. We are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, was approximately 36 percent at March 31, 2008.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Line of Credit Arrangements
     Under Williams’ $1.5 billion unsecured revolving credit facility, letters of credit totaling $28 million, none of which are associated with us, have been issued by the participating institutions and revolving credit loans totaling $350.0 million, of which $250.0 million were associated with us, were outstanding as of March 31, 2008. The interest rate on this debt was 3.57 percent at March 31, 2008. An additional $75.0 million revolving credit loan, not associated with us, was added in April 2008. We intend to refinance the $250 million borrowed under the revolving credit facility.
4. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At March 31, 2008 and December 31, 2007, the advances due to us by Williams totaled approximately $84.6 million and $39.1 million, respectively. The advances are represented by demand notes.
     Williams’ corporate overhead expenses allocated to us were $4.2 million and $4.7 million for the three months ended March 31, 2008 and 2007, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, information technology, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $3.9 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively. These expenses are included in general and administrative expense on the accompanying consolidated statement of income.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $3.9 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.
     As of January 1, 2008, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we pay monthly rent equal to the revenues collected from transportation services on the lateral, less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.5 million for the three months ended March 31, 2008, is included in operation and maintenance expense on the accompanying consolidated statement of income.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
	(Thousands of Dollars)
Net income	$38,158	$23,357
Reclassification of cash flow hedge gain into earnings, net of tax in 2007	(16)	(9)
Pension benefits, net of tax in 2007:
Amortization of prior service cost	20	12
Amortization of net actuarial loss	212	307

Total comprehensive income	$38,374	$23,667

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OUTLOOK
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
Colorado Hub Connection Project
     We have proposed installing a new 28-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to our mainline near Sand Springs, Colorado. This project is referred to as the Colorado Hub Connection, or CHC Project. It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. We will combine the lateral capacity with 341 MMcf per day of existing mainline capacity, including up to 98 MMcf per day of capacity from various receipt points for delivery to Ignacio, Colorado, that is currently sold on a short-term basis. In addition, the project facilitates the re-contracting of 243 MMcf per day from Stanfield, Oregon to Ignacio, Colorado originally held by Pan-Alberta Gas under a contract that terminates on October 31, 2012. Pan-Alberta Gas has relinquished 143 MMcf per day of its capacity early to be a part of the CHC Project and will turn back the remaining 100 MMcf per day at the end of their contract term in 2012, to also be a part of the CHC Project.
     In addition to providing greater opportunity for contract extensions for the existing short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for our Pacific Northwest customers. We have entered into precedent agreements with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2020 and beyond. The CHC Project remains subject to the necessary regulatory approvals. If we do not proceed with the CHC Project, we will seek recovery of any shortfall in annual capacity reservation revenues from our remaining customers in a future rate proceeding. We expect to collect maximum rates for the new CHC Project capacity commitments and seek approval to recover the CHC Project costs in any future rate case filed with the FERC.
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
     As a result of the open season, four shippers executed binding precedent agreements for the full amount of incremental storage service offered at contract terms averaging 33 years. The precedent agreements obligate the shippers to execute long-term service agreements for the proposed new incremental firm storage service, with the firm service rights to be phased-in as the expanded working natural gas capacity and deliverability are developed. Our one third share of the deliverability expansion cost is estimated to be $16 million. Our estimated capital cost for the capacity expansion component of the new storage service is $6.1 million, primarily for base natural gas.
     Due to the profile of our customers and their need for peak-day capacity, we believe that expanding storage at Jackson Prairie is the most cost effective way to serve the weather sensitive residential and commercial, peak-day load growth on our system.

Sundance Trail Expansion
     In February 2008, we initiated an open season for the proposed Sundance Trail Expansion project that resulted in the execution of an agreement for 150 MMcf per day of firm transportation service from the Meeker/White River Hub in Colorado for delivery to the Opal Hub in Wyoming. The project, which is estimated to cost $53 million, will include construction of approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming and the addition of horsepower at our existing Vernal compressor station with service targeted to commence in November 2010. The Sundance Trail Expansion will utilize available capacity on the CHC lateral and the existing Piceance lateral in conjunction with available and expanded mainline capacity. The Sundance Trail Expansion remains subject to certain conditions, including receiving the necessary regulatory approvals. We expect to collect our maximum system rates, and will seek approval to roll-in the Sundance Trail Expansion costs in any future rate case filed with the FERC.
GENERAL
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2007 Annual Report on Form 10-K and with the consolidated financial statements and notes thereto contained within this document.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three-month periods ended March 31, 2008 and 2007. Changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Our operating revenues increased $4.4 million, or 4 percent. This increase is attributed to $2.6 million from the Parachute Lateral, placed into service in May 2007, and the balance of the increase is primarily attributed to an additional transportation day in February 2008 due to leap year and higher transportation volumes resulting from the colder than normal temperatures in our market area.
     Our transportation service accounted for 97 percent of our operating revenues for each of the three-month periods ended March 31, 2008 and 2007. Natural gas storage service accounted for 2 percent of operating revenues for each of the three-month periods ended March 31, 2008 and 2007.
     Operating expenses increased $4.5 million, or 8 percent, due primarily to the new Parachute Lateral lease of $2.5 million and higher depreciation expense of $1.2 million resulting from property additions.
     Other income decreased $1.2 million, or 80 percent, due primarily to a $0.9 million decrease in the allowance for equity funds used during construction resulting from lower capital expenditures in 2008.
     Interest charges decreased $1.4 million, or 11 percent, due primarily to the April 2007 early retirement of $175.0 million of 8.125 percent senior unsecured notes, due 2010, and the December 2007 refinancing of $250.0 million 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates. This decrease was partially offset by the April 2007 issuance of $185.0 million of 5.95 percent senior unsecured notes, due 2017, and a $0.5 million decrease in the allowance for borrowed funds used during construction resulting from lower capital expenditures in 2008.
     The provision for income taxes decreased $14.7 million due to our conversion to a non-taxable general partnership on October 1, 2007.

     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2008	2007
	(In Trillion British Thermal
	Units)
Total Throughput (1)	220	200

Average Daily Transportation Volumes	2.4	2.2
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.7	0.9

1.	Parachute Lateral volumes are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

2.	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
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
     In January 2008, we distributed $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. In April 2008, we declared and paid equity distributions of $47.6 million to our partners. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition.
     Expansion capital expenditures will be funded by third-party debt or contributions from our partners with the exception of the CHC Project which will be funded by capital contributions from Williams.

SOURCES (USES) OF CASH

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$76,554	$70,815
Financing activities	(15,835)	(37,628)
Investing activities	(61,072)	(2,234)

Increase (decrease) in cash and cash equivalents	$(353)	$30,953

Operating Activities
     Our net cash provided by operating activities for the three months ended March 31, 2008 increased $5.7 million from the same period in 2007. This increase is primarily attributed to a decrease in income taxes payable due to our conversion to a partnership in 2007, partially offset by an increase in cash provided by other working capital sources.
Financing Activities
     Cash used in financing activities for the three months ended March 31, 2008 decreased $21.8 million from the same period in 2007 due to lower cash overdrafts. Also included in financing activities are the proceeds of $300.9 million from the sale of a 15.9 percent partnership interest in us to Williams Pipeline Partners L.P., offset by distributions of $309.7 million to Williams.
Investing Activities
     Cash used in investing activities for the three months ended March 31, 2008 increased $58.8 million from the same period in 2007 due to increased advances to affiliates, partially offset by lower capital expenditures.
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
Short-Term Liquidity
     We fund our working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams credit agreement (described below) and return of advances previously made to Williams.
     We invest cash through participation in Williams’ cash management program. At March 31, 2008, the advances due to us by Williams totaled approximately $84.6 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 1.28 percent at March 31, 2008.

Credit Agreement
     Williams has an unsecured $1.5 billion revolving credit agreement that terminates in May 2012. We have access to $400.0 million under the agreement to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the agreement. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $28.0 million, none of which are associated with us, have been issued by the participating institutions, and revolving credit loans totaling $350.0 million, of which $250.0 million were associated with us, were outstanding as of March 31, 2008. The interest rate on this debt was 3.57 percent at March 31, 2008. An additional $75.0 million revolving credit loan, not associated with us, was added in April 2008. We intend to refinance the $250.0 million borrowed under the revolving credit facility.
CAPITAL REQUIREMENTS
     The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.
     We anticipate 2008 capital expenditures will be between $100 million and $125 million. Our expenditures for property, plant and equipment additions were $13.4 million and $48.1 million for the three months ended March 31, 2008 and 2007, respectively.
CREDIT RATINGS
     During the first quarter of 2008, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At March 31, 2008, the evaluation of our credit rating is “stable outlook” from all three agencies.
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
     With respect to Standard and Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard and Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
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

OTHER
Off-Balance Sheet Arrangements
     We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’ or our credit ratings.
Impact of Inflation
     We have generally experienced increased costs in recent years due to the effect of inflation on the cost of labor, benefits, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of the costs related to our property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe we may be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. However, cost-based regulation along with competition and other market factors limit our ability to price services or products to ensure recovery of inflation’s effect on costs.
Environmental Matters
     As discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part 1, Item 1 herein, we are subject to extensive federal, state and local environmental laws and regulations which affect our operations related to the construction and operation of our pipeline facilities. We consider environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates, as they are prudent costs incurred in the ordinary course of business. To date, we have been permitted recovery of environmental costs incurred, and it is our intent to continue seeking recovery of such costs, as incurred, through rate filings.
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
Legal Matters
     We are party to various legal actions arising in the normal course of business. Our management believes that the disposition of outstanding legal actions will not have a material adverse effect on our future financial condition.
Regulatory Proceedings
     Reference is made to Note 2 of the Notes to Consolidated Financial Statements, included in Part 1, Item 1 herein, for information about regulatory and business developments which cause operating and financial uncertainties.

CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from our partners and from borrowings under the credit agreement, will provide us with sufficient liquidity to meet our capital requirements. When necessary, we also expect to access public and private markets on terms commensurate with our current credit ratings to finance our capital requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and our Vice President and Treasurer have concluded that our Disclosure Controls and procedures are effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
     There have been no changes during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information called for by this item is provided in Note 2 Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference.
Item 1A. RISK FACTORS.
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed except as set forth below:
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
     Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our ability to refinance existing debt obligations will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet its debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
Item 6. EXHIBITS.
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.
(3) Articles of incorporation and by-laws:
–	1	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed January 30, 2008).

(10) Material contracts:
–	1	Administrative Services Agreement, dated January 24, 2008, between Northwest Pipeline GP and Northwest Pipeline Services, LLC (Exhibit 10.1 to Northwest report on Form 8-K, No. 1-7414, filed January 30, 2008).

–	2	Contribution, Conveyance and Assumption Agreement, dated January 24, 2008, among Williams Pipeline Partners L.P., Williams Pipeline Operating LLC, WPP Merger LLC, Williams Pipeline Partners Holdings LLC, Northwest Pipeline GP, Williams Pipeline GP LLC, Williams Gas Pipeline Company, LLC, WGPC Holdings LLC and Williams Pipeline Services Company (Exhibit 10.2 to Northwest report on Form 8-K, No. 1-7414, filed January 30, 2008).
(31) Section 302 Certifications
–	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

–	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     (32) Section 906 Certification
–	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP Registrant
By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: May 1, 2008