Form 10-Q
period 2008-06-30
NORTHWEST PIPELINE GP
filed 2008-08-07
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
OPERATING REVENUES	$106,450	$102,655	$213,855	$205,698

OPERATING EXPENSES:
General and administrative	16,851	16,920	31,408	31,355
Operation and maintenance	18,949	15,454	36,405	30,844
Depreciation	21,392	21,066	43,052	41,553
Regulatory credits	(774)	(975)	(1,581)	(1,745)
Taxes, other than income taxes	3,356	2,296	8,729	6,480
Regulatory liability reversal (Note 1)	—	(16,562)	—	(16,562)

Total operating expenses	59,774	38,199	118,013	91,925

Operating income	46,676	64,456	95,842	113,773

OTHER INCOME – net:
Interest income –
Affiliated	260	449	569	637
Other	1	155	5	365
Allowance for equity funds used during Construction	239	583	266	1,511
Miscellaneous other (expense) income, net	(71)	773	(101)	1,001
Contract termination income	—	6,045	—	6,045

Total other income — net	429	8,005	739	9,559

INTEREST CHARGES:
Interest on long-term debt	10,158	11,768	20,107	24,104
Other interest	1,390	1,550	2,771	2,538
Allowance for borrowed funds used during Construction	(128)	(375)	(140)	(934)

Total interest charges	11,420	12,943	22,738	25,708

INCOME BEFORE INCOME TAXES	35,685	59,518	73,843	97,624

PROVISION FOR INCOME TAXES	—	22,131	—	36,880

NET INCOME	$35,685	$37,387	$73,843	$60,744

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9	$497
Advance to affiliates	59,072	39,072
Accounts receivable -
Trade, less reserves of $0 for June 30, 2008 and $7 for December 31, 2007	42,572	40,689
Affiliated companies	3,628	3,514
Materials and supplies, less reserves of $158 for June 30, 2008 and $181 for December 31, 2007	9,963	10,344
Exchange gas due from others	16,319	10,155
Exchange gas offset	1,217	6,593
Prepayments and other	6,717	6,928

Total current assets	139,497	117,792

PROPERTY, PLANT AND EQUIPMENT, at cost	2,717,745	2,706,691
Less – Accumulated depreciation	891,042	864,999

Total property, plant and equipment	1,826,703	1,841,692

OTHER ASSETS:
Deferred charges	45,397	44,915
Regulatory assets	52,408	52,072

Total other assets	97,805	96,987

Total assets	$2,064,005	$2,056,471

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable-
Trade	$21,091	$32,055
Affiliated companies	13,855	13,056
Accrued liabilities -
Taxes, other than income taxes	11,022	7,935
Interest	5,053	4,517
Employee costs	8,033	12,106
Exchange gas due to others	17,536	16,748
Other	6,948	5,713

Total current liabilities	83,538	92,130

LONG-TERM DEBT	693,142	693,736

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	83,586	84,989

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	977,022	977,022
Retained earnings	246,141	228,739
Accumulated other comprehensive loss	(19,424)	(20,145)

Total owners’ equity	1,203,739	1,185,616

Total liabilities and owners’ equity	$2,064,005	$2,056,471

See accompanying notes.

NORTHWEST PIPELINE GP
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
		(Restated)
OPERATING ACTIVITIES:
Net Income	$73,843	$60,744
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	43,052	41,553
Regulatory credits	(1,581)	(1,745)
Provision for deferred income taxes	—	18,783
Amortization of deferred charges and credits	4,681	4,451
Allowance for equity funds used during construction	(266)	(1,511)
Reserve for doubtful accounts	(7)	—
Regulatory liability reversal	—	(16,562)
Contract termination income	—	(6,045)
Changes in:
Trade accounts receivable	(1,876)	(4,346)
Affiliated receivables, including income taxes in 2007	(114)	(904)
Exchange gas due from others	(788)	5,800
Materials and supplies	381	(267)
Other current assets	211	(517)
Deferred charges	(1,313)	(5,140)
Trade accounts payable	(76)	(344)
Affiliated payables, including income taxes in 2007	799	769
Exchange gas due to others	788	(5,800)
Other accrued liabilities	786	(3,098)
Other deferred credits	(2,152)	3,931

Net cash provided by operating activities	116,368	89,752

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	249,333	184,362
Retirement of long-term debt	(250,000)	—
Prepayments of long-term debt	—	(175,000)
Debt issuance costs	(2,115)	(2,133)
Premium on early retirement of long-term debt	—	(7,111)
Proceeds from sale of partnership interest	300,900	—
Distributions paid	(357,342)	—
Changes in cash overdrafts	(2,795)	(37,543)

Net cash used in financing activities	(62,019)	(37,425)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(28,577)	(68,627)
Proceeds from sales	1,833	832
Changes in accounts payable and accrued liabilities	(8,093)	6,830
(Advances to) repayments from affiliates	(20,000)	7,516

Net cash used in investing activities	(54,837)	(53,449)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(488)	(1,122)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	497	1,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$367

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     The accompanying interim consolidated financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2008 and December 31, 2007, and results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K.
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
Corporate Structure and Control
     On January 24, 2008, Williams Pipeline Partners L.P. (previously a wholly-owned subsidiary of The Williams Companies, Inc. (Williams)) completed its initial public offering of limited partnership units, the net proceeds of which were used to acquire a 15.9 percent interest in Northwest Pipeline GP (Northwest). Williams contributed 19.1 percent of its ownership in Northwest in return for limited and general partnership interests in Williams Pipeline Partners L.P. Northwest received net proceeds of $300.9 million on January 24, 2008 from Williams Pipeline Partners L.P. for the purchase of its 15.9 percent interest, and Northwest in turn made a distribution to Williams of $300.9 million. After these transactions, Northwest is owned 35 percent by Williams Pipeline Partners L.P. and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of Williams. Through its ownership interests in each of our partners, Williams indirectly owns 81.7 percent of Northwest as of June 30, 2008.
     In this report, Northwest Pipeline GP is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Northwest and Northwest Pipeline Services LLC, a variable interest entity for which Northwest is the primary beneficiary.
     Our 1983 acquisition by Williams was accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Because we had significant outstanding public debt and preferred stock at the time of our acquisition by Williams, under the provisions of Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we were not required to, and elected not to, push down the purchase price allocation in our financial statements. Beginning December 31, 2007, we elected to include Williams’ purchase price allocations in our financial statements. Accordingly, our June 30, 2007 financial statements have been restated to include the effects of Williams’ excess purchase price allocation. A reconciliation between our original basis in our assets and liabilities and our consolidated financial statements for the three and six months ended June 30, 2007 is as follows:

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
	(Thousands of Dollars)
Income Statement
Net income, as previously reported	$37,941	$61,921
Depreciation of purchase price allocation to Property and equipment, net of income taxes	(554)	(1,177)

Net income, as restated	$37,387	$60,744

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and nonhedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will assess the application of this Statement on our disclosures in our Consolidated Financial Statements.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Change in Accounting Estimate
     In the second quarter of 2007, we recorded $16.6 million in income for a change in accounting estimate related to a pension regulatory liability. We had historically recorded a regulatory asset or liability for the difference between pension expense as estimated under Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and the amount we funded as a contribution to our pension plans. As a result of additional information, including the most recent rate filing, we re-assessed the probability of refunding or recovering this difference and concluded that it was not probable that it would be refundable or recoverable in future rates.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants had filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the other Williams defendants. In October 2006, the District Court dismissed all claims against us and in November 2006, Mr. Grynberg filed his notice of appeal with the Tenth Circuit Court of Appeals.
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
     Beginning in the mid-1980’s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980’s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990’s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At June 30, 2008, we have accrued liabilities totaling approximately $7.2 million for these costs which are expected to be incurred through 2012. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Cash Distributions to Partners
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves as established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement.
     In January 2008, we distributed $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. In April 2008, we declared and paid equity distributions of $47.6 million to our partners. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition. In July 2008, we declared and paid equity distributions of $31.0 million to our partners.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt indentures contain restrictions on our ability to incur secured debt beyond certain levels.
Line of Credit Arrangements
     We are a borrower under Williams’ $1.5 billion unsecured revolving credit facility. Letters of credit totaling $28.0 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of June 30, 2008. Our ratio of debt to capitalization must be no greater than 55 percent under this agreement. We are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, was approximately 36.1 percent at June 30, 2008.
Long-Term Debt
     Issuances and retirements
     On May 22, 2008, we issued $250.0 million aggregate principal amount of 6.05 percent senior unsecured notes due 2018 to certain institutional investors in a private debt placement. These proceeds were used to repay our December 2007 $250.0 million loan under Williams’ $1.5 billion unsecured revolving credit facility.
     Registration payment arrangements
     Under the terms of our $250.0 million 6.05 percent senior unsecured notes mentioned above, we are obligated to file an exchange offer registration statement offering to exchange the notes for a new issue of substantially identical notes (except they will not be subject to transfer restrictions) to be registered under the Securities Act of 1933, as amended, within 180 days after closing. We are obligated to use commercially reasonable efforts to cause such registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. We may also be required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of the default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter up to a maximum amount for all such defaults of 0.5 percent annually.
5. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At June 30, 2008 and December 31, 2007, the advances due to us by Williams totaled approximately $59.1 million and $39.1 million, respectively. The advances are represented by demand notes.
     Williams’ corporate overhead expenses allocated to us were $5.1 million and $9.3 million for the three and six months ended June 30, 2008, respectively, and $4.8 million and $9.5 million for the three and six months ended June 30, 2007, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, information technology, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $4.4 million and $8.3 million for the three and six months ended June 30, 2008, respectively, and $4.0 million and $7.9 million for the three and six months ended June 30, 2007, respectively. These expenses are included in general and administrative expense on the accompanying consolidated statement of income.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $3.5

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
million and $7.5 million for the three and six months ended June 30, 2008, respectively, and $2.6 million and $3.8 million for the three and six months ended June 30, 2007, respectively.
     As of January 1, 2008, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we pay monthly rent equal to the revenues collected from transportation services on the lateral less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.5 million and $5.0 million for the three and six months ended June 30, 2008, respectively, is included in operation and maintenance expense on the accompanying consolidated statement of income.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(Thousands of Dollars)
Net income	$35,685	$37,387	$73,843	$60,744
Reclassification of cash flow hedge gain into earnings, net of tax in 2007	(15)	(10)	(31)	(19)
Pension benefits, net of tax in 2007
Amortization of prior service cost	20	12	40	24
Amortization of net actuarial loss	500	290	712	597

Total comprehensive income	$36,190	$37,679	$74,564	$61,346

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
Colorado Hub Connection Project
     We have proposed installing a new 28-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to our mainline near Sand Springs, Colorado. This project is referred to as the Colorado Hub Connection, or CHC Project. It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. We will combine the lateral capacity with 341 million cubic feet (MMcf) per day of existing mainline capacity from various receipt points for delivery to Ignacio, Colorado, including approximately 98 MMcf per day of capacity that is currently sold on a short-term basis. Approximately 243 MMcf per day of this capacity was originally held by Pan-Alberta Gas under a contract that terminates on October 31, 2012.
     In addition to providing greater opportunity for contract extensions for the existing short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for our on-system and off system markets. We have entered into precedent agreements with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. The CHC Project remains subject to the necessary regulatory approvals. If we do not proceed with the CHC Project, we will seek recovery of any shortfall in annual capacity reservation revenues from our remaining customers in a future rate proceeding. We expect to collect maximum rates for the new CHC Project capacity commitments and seek approval to recover the CHC Project costs in any future rate case filed with the FERC.
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
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three and six-month periods ended June 30, 2008 and 2007. Changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Our operating revenues increased $3.8 million, or 4 percent. This increase is attributed to a $1.3 million increase from the Parachute Lateral, placed into service in May 2007, with the balance of the increase primarily attributed to higher short-term firm transportation volumes.
     Our transportation service accounted for 96 percent of our operating revenues for each of the three-month periods ended June 30, 2008 and 2007. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the three-month periods ended June 30, 2008 and 2007.
     Operating expenses increased $21.6 million, or 56 percent. This increase is due primarily to the June 2007 reversal of our pension regulatory liability of $16.6 million as described in Note 1 of the Notes to Consolidated Financial Statements, the new Parachute Lateral lease of $2.5 million and higher expenses of $1.0 million for contracted services attributed primarily to pipeline maintenance.
     Other income decreased $7.6 million, or 95 percent, primarily due to the June 2007 recognition of $6.0 million of previously deferred income related to the termination of the Grays Harbor transportation agreement.
     Interest charges decreased $1.5 million, or 12 percent, due primarily to the December 2007 refinancing of $250.0 million of 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates and the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes due in 2018.
     The provision for income taxes decreased $22.1 million due to our conversion to a non-taxable general partnership on October 1, 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Our operating revenues increased $8.2 million, or 4 percent. This increase is attributed to a $3.9 million increase from the Parachute Lateral, placed into service in May 2007, with the balance of the increase primarily attributed to higher short-term firm transportation volumes.
     Our transportation service accounted for 97 percent of our operating revenues for each of the six-month periods ended June 30, 2008 and 2007. Additionally, gas storage service accounted for 2 percent of operating revenues for each of the six-month periods ended June 30, 2008 and 2007.

     Operating expenses increased $26.1 million, or 28 percent. This increase is due primarily to the June 2007 reversal of our pension regulatory liability of $16.6 million as described in Note 1 of the Notes to Condensed Financial Statements, the new Parachute Lateral lease of $5.0 million and higher depreciation expense of $1.5 million resulting from property additions. Higher use taxes of $1.1 million attributed primarily to the 2007 reversal of $0.8 million of accrued use taxes resulting from the settlement of prior year audits and the Jackson Prairie Expansion and higher ad valorem taxes of $1.1 million resulting from property additions also contributed to the increase.
     Other income decreased $8.8 million, or 92 percent, primarily due to the June 2007 recognition of $6.0 million of previously deferred income related to the termination of the Grays Harbor transportation agreement and a $2.4 million decrease in the allowance for equity funds used during construction resulting from the lower capital expenditures in 2008.
     Interest charges decreased $3.0 million, or 12 percent, due primarily to the April 2007 early retirement of $175.0 million of 8.125 percent senior unsecured notes, due 2010, and the December 2007 refinancing of $250.0 million of 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates and the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes, due 2018. This decrease was partially offset by the April 2007 issuance of $185.0 million of 5.95 percent senior unsecured notes, due 2017, and a $0.8 million decrease in the allowance for borrowed funds used during construction resulting from lower capital expenditures in 2008.
     The provision for income taxes decreased $36.9 million due to our conversion to a non-taxable general partnership on October 1, 2007.
     The following table summarizes volumes and capacity for the periods indicated:

	Three Months		Six Months
	Ended June30,		Ended June 30,
	2008	2007	2008	2007
	(In Trillion British Thermal Units)
Total Throughput (1)	171	160	391	360

Average Daily Transportation Volumes	1.9	1.8	2.1	2.0
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.5	2.5	2.5	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.7	0.8	0.7	0.8

(1)	Parachute Lateral volumes are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
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
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement.
     In January 2008, we distributed $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. In April 2008, we declared and paid equity distributions of $47.6 million to our partners. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition. In July 2008, we declared and paid equity distributions of $31.0 million to our partners.
     Expansion capital expenditures will be funded by third-party debt or contributions from our partners with the exception of the CHC Project which will be funded by capital contributions from Williams.
SOURCES (USES) OF CASH

	Six Months Ended June 30,
	2008	2007
		(Restated)
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$116,368	$89,752
Financing activities	(62,019)	(37,425)
Investing activities	(54,837)	(53,449)

Decrease in cash and cash Equivalents	$(488)	$(1,122)

Operating Activities
     Our net cash provided by operating activities for the six months ended June 30, 2008 increased $26.6 million from the same period in 2007. This increase is primarily attributed to a decrease in income taxes payable due to our conversion to a partnership in 2007, partially offset by an increase in cash provided by other working capital sources.
Financing Activities
     Cash used in financing activities for the six months ended June 30, 2008 increased $24.6 million from the same period in 2007 due to current year distributions to partners. Also included in financing activities are the proceeds of $300.9 million from the sale of a 15.9 percent partnership interest in us to Williams Pipeline Partners L.P., offset by distributions of $357.3 million to Williams. Financing activities also included the refinancing of the $250.0 million revolver debt with the issuance of $250.0 million unsecured senior notes in May 2008.
Investing Activities
     Cash used in investing activities for the six months ended June 30, 2008 increased $1.4 million from the same period in 2007 due to increased advances to affiliates, partially offset by lower capital expenditures.
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
     We invest cash through participation in Williams’ cash management program. At June 30, 2008, the advances due to us by Williams totaled approximately $59.1 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 1.37 percent at June 30, 2008.
Credit Agreement
     Williams has an unsecured $1.5 billion revolving credit agreement that terminates in May 2012. We have access to $400.0 million under the agreement to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the agreement. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $28.0 million, none of which are associated with us, have been issued by the participating institutions. No revolving credit loans were outstanding as of June 30, 2008.
CAPITAL REQUIREMENTS
     The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.
     We anticipate 2008 capital expenditures will be between $100 million and $125 million. Our expenditures for property, plant and equipment additions were $28.6 million and $68.6 million for the six months ended June 30, 2008 and 2007, respectively.
CREDIT RATINGS
     During the second quarter of 2008, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At June 30, 2008, the evaluation of our credit rating is “stable outlook” from all three agencies.
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

CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from our partners and from borrowings under the credit agreement, will provide us with sufficient liquidity to meet our capital requirements. When necessary, we also expect to access public and private markets on terms commensurate with our credit ratings to finance our capital requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007.  Our exposures to market risk have not changed materially since December 31, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer. Based upon that evaluation, our Senior Vice President and our Vice President and Treasurer have concluded that our Disclosure Controls are effective at a reasonable assurance level.
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
Changes in Internal Controls over Financial Reporting
     There have been no changes during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See discussion in Note 2 of the Notes to Condensed Financial Statements included herein.
ITEM 1A. RISK FACTORS.
There are no material changes to the Risk Factors previously disclosed in Part I, Item 1A. Risk Factors in our 2007 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in our 2008 First Quarter Report on Form 10-Q.
ITEM 6. EXHIBITS.
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

(4)	Instruments defining the rights of security holders, including indentures:
	-	1	Indenture, dated as of May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A. (Exhibit 4.1 to Form 8-K filed May 23, 2008)

(10)	Material contracts
	-	1	Registration Rights Agreement, dated as of May 22, 2008, among Northwest Pipeline GP and Banc of America Securities LLC, BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc., acting on behalf of themselves and the several initial purchasers listed on Schedule I thereto. (Exhibit 10.1 to Form 8-K filed May 23, 2008)

(31)	Section 302 Certifications
	-	1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	-	2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
	-	1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION

Registrant

By:	/s/ R. Rand Clark

R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)
Date: August 7, 2008