Form 10-K/A
period 2007-12-31
NORTHWEST PIPELINE GP
filed 2008-08-26
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A

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
None

EXPLANATORY NOTE
          The Registrant is filing this Amendment No. 1 (the “Amendment”) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on February 29, 2008. The Amendment is being filed solely to correct the Section 302 certifications filed as Exhibits 31(a) and
31(b) to the Form 10-K, which inadvertently omitted certain language that was required to be included.
          Except for the matter described above, the Amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.
Part IV
Item 15. Exhibits and Financial Statement Schedules
          Exhibits. The exhibits that are filed with this Amendment are set forth in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE CORPORATION (Registrant)
By	/s/ R. Rand Clark
R. Rand Clark
Controller
Date: August 25, 2008

EXHIBIT INDEX

Exhibit	Description

31(a)	Section 302 Certification of Principal Executive Officer

31(b)	Section 302 Certification of Principal Financial Officer

32	Section 906 Certification of Principal Executive Officer and Principal Financial Officer