Form 10-Q/A
period 2008-03-31
NORTHWEST PIPELINE GP
filed 2008-08-26
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                           to
Commission File Number 1-7414
NORTHWEST PIPELINE GP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-1157701 (I.R.S. Employer Identification No.)

295 Chipeta Way, Salt Lake City, Utah (Address of principal executive offices)	84108 (Zip Code)
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

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 (the “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 1, 2008. The Amendment is being filed solely to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language that was required to be included.
     Except for the matter described above, the Amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the filing of the Form 10-Q.
PART II
OTHER INFORMATION

Item 6.	Exhibits.
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