Form 10-Q/A
period 2008-06-30
NORTHWEST PIPELINE GP
filed 2008-08-26
CIK 110019

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

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 (the “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 7, 2008. The Amendment is being filed solely to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language that was required to be included.
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