Form 10-Q
period 2008-09-30
NORTHWEST PIPELINE GP
filed 2008-11-06
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

i

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	financial condition and liquidity;

•	business strategy;

•	cash flow from operations or results of operations;

•	rate case filing; and

•	power and natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or project. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	availability of supplies ( including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and increased costs of capital;

•	inflation, interest rates, and general economic conditions;

•	the strength and financial resources of our competitors;

•	development of alternative energy sources;

•	the impact of operational and development hazards;

•	costs of, changes in, or the results of laws, government regulations including proposed climate change legislation, environmental liabilities, litigation, and rate proceedings;

•	our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	increasing maintenance and construction costs;

•	changes in the current geopolitical situation;

•	our exposure to the credit risk of our customers;

•	risks related to strategy and financing, including restrictions stemming from our debt agreements and future changes in our credit ratings and the availability and cost of credit;

•	risk associated with future weather conditions and acts of terrorism; and

•	additional risks described in our filings with the Securities and Exchange Commission.
     Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A. Risk Factors in this Form 10-Q.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
OPERATING REVENUES	$108,542	$106,364	$322,397	$312,062

OPERATING EXPENSES:
General and administrative	14,129	15,472	45,537	46,827
Operation and maintenance	16,732	17,328	53,137	48,172
Depreciation	21,327	21,452	64,379	63,005
Regulatory credits	(778)	(1,811)	(2,359)	(3,556)
Taxes, other than income taxes	4,090	3,943	12,819	10,423
Regulatory liability reversal (Note 1)	—	—	—	(16,562)

Total operating expenses	55,500	56,384	173,513	148,309

Operating income	53,042	49,980	148,884	163,753

OTHER INCOME — net
Interest income —
Affiliated	221	1,026	790	1,663
Other	1	2,314	6	2,679
Allowance for equity funds used during construction	374	261	640	1,772
Miscellaneous other income (expense), net	(89)	468	(190)	1,469
Contract termination income	—	12,154	—	18,199

Total other income — net	507	16,223	1,246	25,782

INTEREST CHARGES:
Interest on long-term debt	11,114	11,491	31,221	35,595
Other interest	1,399	1,559	4,170	4,097
Allowance for borrowed funds used during construction	(200)	(168)	(340)	(1,102)

Total interest charges	12,313	12,882	35,051	38,590

INCOME BEFORE INCOME TAXES	41,236	53,321	115,079	150,945

PROVISION FOR INCOME TAXES	—	20,229	—	57,109

NET INCOME	$41,236	$33,092	$115,079	$93,836

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousand of Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$251	$497
Advances to affiliates	73,012	39,072
Accounts receivable -
Trade, less reserves of $0 for September 30, 2008 and $7 for December 31, 2007	41,313	40,689
Affiliated companies	4,044	3,514
Materials and supplies, less reserves of $158 for September 30, 2008 and $181 for December 31, 2007	9,907	10,344
Exchange gas due from others	7,143	10,155
Exchange gas offset	88	6,593
Prepayments and other	6,720	6,928

Total current assets	142,478	117,792

PROPERTY, PLANT AND EQUIPMENT, at cost	2,753,412	2,706,691
Less — Accumulated depreciation	892,699	864,999

Total property, plant and equipment, net	1,860,713	1,841,692

OTHER ASSETS:
Deferred charges	44,510	44,915
Regulatory assets	52,559	52,072

Total other assets	97,069	96,987

Total assets	$2,100,260	$2,056,471

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable-
Trade	$21,154	$32,055
Affiliated companies	8,582	13,056
Accrued liabilities -
Taxes, other than income taxes	13,202	7,935
Interest	16,163	4,517
Employee costs	8,878	12,106
Exchange gas due to others	7,231	16,748
Other	10,249	5,713

Total current liabilities	85,459	92,130

LONG-TERM DEBT	693,191	693,736

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	107,276	84,989

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	977,022	977,022
Retained earnings	256,376	228,739
Accumulated other comprehensive loss	(19,064)	(20,145)

Total owners’ equity	1,214,334	1,185,616

Total liabilities and owners’ equity	$2,100,260	$2,056,471

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
		(Restated)
OPERATING ACTIVITIES:
Net Income	$115,079	$93,836
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	64,379	63,005
Regulatory credits	(2,359)	(3,556)
Provision for deferred income taxes	—	22,547
Amortization of deferred charges and credits	6,938	7,705
Allowance for equity funds used during construction	(640)	(1,772)
Reserve for doubtful accounts	(7)	(46)
Regulatory liability reversal	—	(16,562)
Contract termination income	—	(6,045)
Cash provided (used) by changes in operating assets and liabilities:
Trade accounts receivable	(617)	(8,153)
Affiliated receivables, including income taxes in 2007	(530)	(931)
Exchange gas due from others	9,517	7,763
Materials and supplies	437	(141)
Other current assets	208	(135)
Deferred charges	(1,923)	(5,513)
Trade accounts payable	502	1,331
Affiliated payables, including income taxes in 2007	(4,474)	7,574
Exchange gas due to others	(9,517)	(7,763)
Other accrued liabilities	18,221	11,258
Other deferred credits	(4,883)	2,130

Net cash provided by operating activities	190,331	166,532

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	249,333	184,362
Retirement of long-term debt	(250,000)	(2,867)
Early retirement of long-term debt	—	(175,000)
Debt issuance costs	(2,099)	(2,175)
Premium on early retirement of long-term debt	—	(7,111)
Proceeds from sale of partnership interest	300,900	—
Distributions paid	(388,342)	—
Changes in cash overdrafts	(4,506)	(35,555)

Net cash used in financing activities	(94,714)	(38,346)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(57,724)	(106,099)
Proceeds from sales	2,698	2,697
Changes in accounts payable and accrued liabilities	(6,897)	13,203
Advances to affiliates	(33,940)	(39,355)

Net cash used in investing activities	(95,863)	(129,554)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(246)	(1,368)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	497	1,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251	$121

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our 2007 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2008 and December 31, 2007, and results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.
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
Corporate Structure and Control
     On January 24, 2008, Williams Pipeline Partners L.P. (previously a wholly-owned subsidiary of The Williams Companies, Inc. (Williams)) completed its initial public offering of limited partnership units, the net proceeds of which were used to acquire a 15.9 percent interest in Northwest Pipeline GP (Northwest). Williams contributed 19.1 percent of its ownership in Northwest in return for limited and general partnership interests in Williams Pipeline Partners L.P. Northwest received net proceeds of $300.9 million on January 24, 2008 from Williams Pipeline Partners L.P. for the purchase of its 15.9 percent interest, and Northwest in turn made a distribution to Williams of $300.9 million. After these transactions, Northwest is owned 35 percent by Williams Pipeline Partners L.P. and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of Williams. Through its ownership interests in each of our partners, Williams indirectly owns 81.7 percent of Northwest as of September 30, 2008.
     In this report, Northwest Pipeline GP is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Northwest and Northwest Pipeline Services LLC, a variable interest entity for which Northwest is the primary beneficiary.
     Our 1983 acquisition by Williams was accounted for using the purchase method of accounting. Accordingly, Williams performed an allocation of the purchase price to our assets and liabilities, based on their estimated fair values at the time of the acquisition. Because we had significant outstanding public debt and preferred stock at the time of our acquisition by Williams, under the provisions of Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we were not required to, and elected not to, push down the purchase price allocation in our financial statements. Beginning December 31, 2007, we elected to include Williams’ purchase price allocations in our financial statements. Accordingly, our September 30, 2007 financial statements have been restated to include the effects of Williams’ excess purchase price allocation. A reconciliation between our original basis in our assets and liabilities and our consolidated financial statements for the three and nine months ended September 30, 2007 is as follows:

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	(Thousands of Dollars)
Income Statement
Net income, as previously reported	$33,926	$95,847
Depreciation of purchase price allocation to property and equipment, net of income taxes	(834)	(2,011)

Net income, as restated	$33,092	$93,836

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and nonhedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The application of this Statement will increase the disclosures in our Consolidated Financial Statements.

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
2. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly-owned subsidiaries including us. Mr. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In April 1999, the DOJ declined to intervene in any of the Grynberg qui tam cases, and in October 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims. Grynberg’s measurement claims remained pending against Williams, including us, and the other defendants, although the defendants had filed a number of motions to dismiss these claims on jurisdictional grounds. In May 2005, the court-appointed special master entered a report which recommended that many of the cases be dismissed, including the case pending against us and certain of the other Williams defendants. In October 2006, the District Court dismissed all claims against us and in November 2006, Mr. Grynberg filed his notice of appeal with the Tenth Circuit Court of Appeals. Oral argument was held on September 25, 2008.
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
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl, or PCB, contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are assessing the actions needed to bring the sites up to Washington’s current environmental standards. At September 30, 2008, we have accrued liabilities totaling approximately $7.0 million for these costs which are expected to be incurred through 2012. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (DOT PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be between $155 million and $175 million over the remaining assessment period of 2008 through 2012. The cost estimates have been revised to reflect refinements in the scope of required remediation and for increases in assessment and remediation costs. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
     In January 2008, we distributed $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. During the nine months ended September 30, 2008, we declared and paid equity distributions of $78.6 million to our partners. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition. In October 2008, we declared and paid equity distributions of $31.0 million to our partners.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt indentures contain restrictions on our ability to incur secured debt beyond certain levels.
Line of Credit Arrangements
     We are a borrower under Williams’ $1.5 billion unsecured revolving credit facility (Credit Facility) and have access to $400 million of the facility to the extent not utilized by Williams. Letters of credit totaling $28.0 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of September 30, 2008. Our ratio of debt to capitalization must be no greater than 55 percent under this agreement. We are in compliance with this covenant as our ratio of debt to capitalization, as calculated under this covenant, was approximately 35.9 percent at September 30, 2008.
     Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, has filed for bankruptcy. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of the other participating banks under this agreement remain in effect and are not impacted by this reduction.
Long-Term Debt
Issuances and retirements
     On May 22, 2008, we issued $250.0 million aggregate principal amount of 6.05 percent senior unsecured notes due 2018 to certain institutional investors in a Rule 144A private debt placement. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2008. We used these proceeds to repay our December 2007 $250.0 million loan under the Credit Facility. In September 2008, we completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.
4. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At September 30, 2008 and December 31, 2007, the advances due to us by Williams totaled approximately $73.0 million and $39.1 million, respectively. The advances are represented by demand notes.
     Williams’ corporate overhead expenses allocated to us were $3.6 million and $12.8 million for the three and nine months ended September 30, 2008, respectively, and $4.5 million and $14.0 million for the three and nine months ended September 30, 2007, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, information technology, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $3.9 million and $12.2 million for the three and nine months ended September 30, 2008, respectively, and $4.2 million and $12.0 million for the three and nine months ended September 30, 2007, respectively. These expenses are included in general and administrative expense on the accompanying consolidated statement of income.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $3.6 million and $11.1 million for the three and nine months ended September 30, 2008, respectively, and $4.1 million and $7.9 million for the three and nine months ended September 30, 2007, respectively.
     As of January 1, 2008, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we pay monthly rent equal to the revenues collected from transportation services on the

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
lateral less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.6 million and $7.6 million for the three and nine months ended September 30, 2008, respectively, is included in operation and maintenance expense on the accompanying consolidated statement of income.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
5. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(Thousands of Dollars)		(Thousands of Dollars)
Net income	$41,236	$33,092	$115,079	$93,836
Reclassification of cash flow hedge gain into earnings, net of tax in 2007	(16)	(10)	(47)	(29)
Pension benefits, net of tax in 2007
Amortization of prior service cost ial loss	20	12	60	36
Amortization of net actuarial loss	356	299	1,068	896

Total comprehensive income	$41,596	$33,393	$116,160	$94,739

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RECENT MARKET EVENTS
     The recent instability in financial markets has created global concerns about the liquidity of financial institutions and is having overarching impacts on the economy as a whole. In this volatile economic environment, many financial markets, institutions and other businesses remain under considerable stress. These events are impacting our business. However, we note the following:
•	We have no significant debt maturities until 2016.

•	As of September 30, 2008, we have approximately $73.0 million of available cash from return of advances made to affiliates and available capacity under our Credit Facility. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Method of Financing.)

•	A significant portion of our transportation and storage services are provided pursuant to long-term firm contracts that obligate our customers to pay us monthly capacity reservation fees regardless of the amount of pipeline or storage capacity actually utilized by a customer.
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
     In addition to providing greater opportunity for contract extensions for the existing short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for our on-system and off-system markets. We have entered into precedent agreements with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. The CHC Project remains subject to the necessary regulatory approvals. If we do not proceed with the CHC Project, we will seek recovery of any shortfall in annual capacity reservation revenues from our remaining customers in a future rate proceeding. We expect to collect maximum rates for the new CHC Project capacity commitments and seek approval to recover the CHC Project costs in any future rate case filed with the FERC.
Jackson Prairie Underground Expansion
     The Jackson Prairie Storage Project, connected to our transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Puget Sound Energy, Avista Corporation and us. A phased capacity expansion is currently underway and a deliverability expansion is planned for 2008.
     As a one-third owner of Jackson Prairie, we held an open season for a new firm storage service based on our 104 MMcf per day share of the planned 2008 deliverability expansion and our approximately 1.2 Bcf share of the working natural gas storage capacity expansion to be developed over approximately a six-year period from 2007 through 2012.
     As a result of the open season, four shippers executed binding precedent agreements for the full amount of incremental storage service offered at contract terms averaging 33 years. The precedent agreements obligate the shippers to execute long-term service agreements for the proposed new incremental firm storage service, with the firm service rights to be phased-in as the expanded working natural gas capacity and deliverability are developed. Our one-third share of the deliverability expansion cost is estimated to be $16 million. Our estimated capital cost for the capacity expansion component of the new storage service is $6.1 million, primarily for base natural gas.
     Due to the profile of our customers and their need for peak-day capacity, we believe that expanding storage at Jackson Prairie is the most cost effective way to serve the weather-sensitive residential and commercial peak-day load growth on our system.
Sundance Trail Expansion
     In February 2008, we initiated an open season for the proposed Sundance Trail Expansion project that resulted in the execution of an agreement for 150 MMcf per day of firm transportation service from the Meeker/White River Hub in Colorado for delivery to the Opal Hub in Wyoming. The project will include construction of approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to our existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing existing compression at the Vernal compressor station which will enhance the efficiency of our system. The Sundance Trail Expansion will utilize available capacity on the CHC lateral and the existing Piceance lateral in conjunction with available and expanded mainline capacity. The Sundance Trail Expansion remains subject to certain conditions, including receiving the necessary regulatory approvals. We expect to collect our maximum system rates, and will seek approval to roll-in the Sundance Trail Expansion costs in any future rate case filed with the FERC.
GENERAL
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2007 Annual Report on Form 10-K and with the consolidated financial statements and notes thereto contained within this document.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three and nine-month periods ended September 30, 2008 and 2007. Changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Our operating revenues increased $2.2 million, or 2 percent. This increase is primarily attributed to increased revenue from short-term firm transportation services.
     Our transportation service accounted for 96 percent of our operating revenues for each of the three-month periods ended September 30, 2008 and 2007. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the three-month periods ended September 30, 2008 and 2007.
     Operating expenses decreased $0.9 million, or 2 percent. This decrease is due primarily to lower expenses of $3.0 million for contracted services attributed primarily to pipeline maintenance, partially offset by the new Parachute Lateral lease of $2.6 million.

     Other income — net decreased $15.7 million, or 97 percent, primarily due to the receipt in 2007 of $12.2 million additional contract termination income and $2.3 million additional interest related to the termination of the Grays Harbor transportation agreement, and lower interest income from affiliates of $0.8 million resulting from note repayments from Williams and lower interest rates.
     The provision for income taxes decreased $20.2 million to $0 due to our conversion to a non-taxable general partnership on October 1, 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Our operating revenues increased $10.3 million, or 3 percent. This increase is attributed to a $3.9 million increase from the Parachute Lateral, placed into service in May 2007, and a $5.0 million increase from short-term firm transportation services, with the balance of the increase primarily attributed to higher transportation volumes resulting from the colder than normal temperatures in our market area.
     Our transportation service accounted for 96 percent of our operating revenues for each of the nine-month periods ended September 30, 2008 and 2007. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the nine-month periods ended September 30, 2008 and 2007.
     Operating expenses increased $25.2 million, or 17 percent. This increase is due primarily to the June 2007 reversal of our pension regulatory liability of $16.6 million as described in Note 1 of the Notes to Consolidated Financial Statements, and the new Parachute Lateral lease of $7.6 million. Also contributing were higher use taxes of $1.1 million attributed primarily to the 2007 reversal of $0.8 million of accrued use taxes resulting from the settlement of prior year audits, and higher depreciation of $1.4 million and ad valorem taxes of $1.2 million resulting from property additions. These increases were partially offset by lower expenses of $3.5 million for contracted services attributed primarily to pipeline maintenance.
     Other income — net decreased $24.5 million, or 95 percent, primarily due to the recognition in 2007 of $6.0 million of previously deferred income, the receipt of $12.2 million additional contract termination income, and $2.3 million additional interest related to the termination of the Grays Harbor transportation agreement. In addition, a $2.7 million decrease in the allowance for equity funds used during construction resulting from the lower capital expenditures in 2008 and a $0.9 million decrease in interest income from affiliates resulting from note repayments from Williams and lower interest rates contributed to this decrease.
     Interest charges decreased $3.5 million, or 9 percent, due primarily to the April 2007 early retirement of $175.0 million of 8.125 percent senior unsecured notes, the December 2007 refinancing of $250.0 million of 6.625 percent senior unsecured notes with $250.0 million revolver debt at lower interest rates, and the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes. This decrease was partially offset by the April 2007 issuance of $185.0 million of 5.95 percent senior unsecured notes, and a $0.8 million decrease in the allowance for borrowed funds used during construction resulting from lower capital expenditures in 2008.
     The provision for income taxes decreased $57.1 million to $0 due to our conversion to a non-taxable general partnership on October 1, 2007.
Operating Statistics
     The following table summarizes volumes and capacity for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Trillion British Thermal Units)
Total Throughput (1)	179	176	570	536

Average Daily Transportation Volumes	2.0	1.9	2.1	2.0
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.5	2.5	2.5	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.6	0.7	0.7	0.8

(1)	Parachute Lateral volumes are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
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
     In January 2008, we distributed $8.8 million to Williams representing available cash prior to Williams Pipeline Partners L.P.’s acquisition of its interest in us. During the nine months ended September 30, 2008, we declared and paid equity distributions of $78.6 million to our partners. Of this amount, $7.8 million represents the portion allocated to our partners prior to the acquisition. In October 2008, we declared and paid equity distributions of $31.0 million to our partners.
     We fund our capital requirements with cash from operating acitivities, with third-party debt or with contributions from our partners with the exception of the CHC Project, which will be funded by capital contributions from Williams.

SOURCES (USES) OF CASH

	Nine Months Ended September 30,
	2008	2007
		(Restated)
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$190,331	$166,532
Financing activities	(94,714)	(38,346)
Investing activities	(95,863)	(129,554)

Decrease in cash and cash Equivalents	$(246)	$(1,368)

Operating Activities
     Our net cash provided by operating activities for the nine months ended September 30, 2008 increased $23.8 million from the same period in 2007. This increase is primarily attributed to a decrease in current income tax expense due to our conversion to a partnership in 2007, partially offset by contract termination proceeds received in 2007.
Financing Activities
     Cash used in financing activities for the nine months ended September 30, 2008 increased $56.4 million from the same period in 2007 primarily due to current year distributions to partners of $388.3 million offset by proceeds of $300.9 million from the sale of a partnership interest and a decrease in the change in cash overdrafts of $31.0 million. Financing activities also included the refinancing of the $250.0 million revolver debt with the issuance of $250.0 million 6.05 percent senior unsecured notes in May 2008.
Investing Activities
     Cash used in investing activities for the nine months ended September 30, 2008 decreased $33.7 million from the same period in 2007 due primarily to lower capital expenditures.
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
     We invest cash through participation in Williams’ cash management program. At September 30, 2008, the advances due to us by Williams totaled approximately $73.0 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.15 percent at September 30, 2008.

Credit Agreement
     Williams has an unsecured $1.5 billion revolving credit agreement that terminates in May 2012 (Credit Facility). We have access to $400.0 million under the agreement to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the agreement. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $28.0 million, none of which are associated with us, have been issued by the participating institutions. No revolving credit loans were outstanding as of September 30, 2008.
     We expect that our ability to borrow under the Credit Facility is reduced by approximately $18.7 million due to the bankruptcy of a participating bank. We also expect that Williams’ ability to borrow under the Credit Facility is reduced by a total of $70 million, including the reduction related to us. (See Note 3 of Notes to Consolidated Financial Statements.) The committed amounts of the other participating banks under this agreement remain in effect and are not impacted by this reduction.
CAPITAL REQUIREMENTS
     The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.
     We anticipate 2008 capital expenditures will be between $80 million and $100 million. Our expenditures for property, plant and equipment additions were $57.7 million and $106.1 million for the nine months ended September 30, 2008 and 2007, respectively.
CREDIT RATINGS
     During the third quarter of 2008, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At September 30, 2008, the evaluation of our credit rating is “stable outlook” from all three agencies.
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
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the DOT PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. We have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be between $155 million and $175 million over the remaining assessment period of 2008 through 2012. The cost estimates have been revised to reflect refinements in the scope of required remediation and for increases in assessment and remediation costs. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Legal Matters
     We are party to various legal actions arising in the normal course of business. Our management believes that the disposition of outstanding legal actions will not have a material adverse effect on our future financial condition.
Regulatory Proceedings
     See Note 2 of the Notes to Consolidated Financial Statements, included in Part 1, Item 1 herein, for information about regulatory and business developments which cause operating and financial uncertainties.
CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from our partners and from borrowings under the credit agreement, will provide us with sufficient liquidity to meet our capital requirements. Historically, we have been able to access public and private markets on terms commensurate with our credit ratings to finance our capital requirements, when needed. However, as a result of credit market conditions at the time of this filing, this source of funding is considered economically prohibitive and is unlikely to be utilized in this economic environment.

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
Changes in Internal Controls over Financial Reporting
     There have been no changes during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See discussion in Note 2 of the Notes to Consolidated Financial Statements included herein.
ITEM 1A. RISK FACTORS.
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, includes certain risk factors that could materially affect our business financial condition or future results. Those Risk Factors have not materially changed except as set forth below:
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
     Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our ability to refinance existing debt obligations will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
Recent events in the global credit markets have created a shortage in the availability of credit.
     Global credit markets have recently experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. While we cannot predict the occurrence of future disruptions or how long the current circumstances may continue, we believe cash on hand and cash provided by operating activities, as well as availability under our existing financing agreements will provide us with adequate liquidity for the foreseeable future. However, our ability to borrow under our existing financing agreements, including our bank credit facilities, could be impaired if one or more of our lenders fail to honor its contractual obligation to lend to us. Continuing or additional disruptions, including the bankruptcy or restructuring of certain financial institutions, may adversely affect the availability of credit already arranged and the availability and cost of credit in the future.

We are exposed to the credit risk of our customers.
     We are exposed to the credit risk of our customers in the ordinary course of our business. Generally our customers are rated investment grade or are required to make pre-payments or provide security to satisfy credit concerns. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers’ creditworthiness. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our operating results and financial condition.
Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans, in which we participate, are affected by factors beyond our control.
     We are a participating employer in defined benefit pension plans covering substantially all of our U.S. employees and other postretirement benefit plans covering certain eligible participants. The timing and amount of our funding allocation requirements under the defined benefit pension plans in which we participate depend upon a number of factors, including changes to pension plan benefits as well as factors outside of our control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our funding allocation requirements could have a significant adverse effect on our financial condition. The amount of expenses recorded for the defined benefit pension plans and other postretirement benefit plans, in which we participate, is also dependent on changes in several factors, including market interest rates and the returns on plan assets. Significant changes in any of these factors may adversely impact our future results of operations.
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
Date: November 6, 2008