Form 10-Q
period 2009-03-31
NORTHWEST PIPELINE GP
filed 2009-04-30
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,”

i

“planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings; and

•	Natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including the current economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. Risk Factors in this Form 10-Q.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING REVENUES	$111,548	$107,405

OPERATING EXPENSES:
General and administrative	16,831	14,557
Operation and maintenance	17,061	17,456
Depreciation	21,659	21,660
Regulatory credits	(594)	(807)
Taxes, other than income taxes	3,439	5,373

Total operating expenses	58,396	58,239

Operating income	53,152	49,166

OTHER INCOME – net:
Interest income –
Affiliated	24	309
Other	3	4
Allowance for equity funds used during construction	114	27
Miscellaneous other income (expense), net	50	(30)

Total other income — net	191	310

INTEREST CHARGES:
Interest on long-term debt	11,110	9,949
Other interest	1,385	1,381
Allowance for borrowed funds used during construction	(60)	(12)

Total interest charges	12,435	11,318

NET INCOME	$40,908	$38,158

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$666	$345
Advance to affiliates	98,105	65,977
Accounts receivable -
Trade	37,452	40,116
Affiliated companies	1,211	1,230
Materials and supplies, less reserves of $80 at March 31, 2009 and $111 at December 31, 2008	9,823	9,817
Exchange gas due from others	8,541	17,000
Exchange gas offset	2,641	—
Prepayments and other	4,938	5,985

Total current assets	163,377	140,470

PROPERTY, PLANT AND EQUIPMENT, at cost	2,754,391	2,765,520
Less – Accumulated depreciation	906,198	901,613

Total property, plant and equipment, net	1,848,193	1,863,907

OTHER ASSETS:
Deferred charges	21,836	22,213
Regulatory assets	56,158	55,582

Total other assets	77,994	77,795

Total assets	$2,089,564	$2,082,172

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable -
Trade	$5,431	$12,172
Affiliated companies	9,784	6,484
Accrued liabilities -
Taxes, other than income taxes	12,109	10,019
Interest	15,155	4,045
Employee costs	5,095	10,505
Exchange gas due to others	11,182	12,165
Exchange gas offset	—	4,835
Other	8,012	8,784

Total current liabilities	66,768	69,009

LONG-TERM DEBT, LESS CURRENT MATURITIES	693,290	693,240

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	134,918	135,209

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	978,682	978,682
Retained earnings	274,575	265,668
Accumulated other comprehensive loss	(58,669)	(59,636)

Total owners’ equity	1,194,588	1,184,714

Total liabilities and owners’ equity	$2,089,564	$2,082,172

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
OPERATING ACTIVITIES:
Net income	$40,908	$38,158
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	21,659	21,660
Regulatory credits	(594)	(807)
Amortization of deferred charges and credits	3,210	2,315
Allowance for equity funds used during construction	(114)	(27)
Reserve for doubtful accounts	—	(7)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	2,664	2,777
Affiliated receivables	19	3,205
Exchange gas due from others	5,818	3,592
Materials and supplies	(6)	439
Other current assets	1,047	1,532
Trade accounts payable	(2,418)	(4,166)
Affiliated payables	3,300	(3,314)
Exchange gas due to others	(5,818)	(3,592)
Other accrued liabilities	7,020	13,851
Changes in noncurrent assets and liabilities:
Deferred charges	(1,904)	(649)
Other deferred credits	(1,164)	1,587

Net cash provided by operating activities	73,627	76,554

FINANCING ACTIVITIES:
Proceeds from sale of partnership interest	—	300,900
Distributions paid	(32,000)	(309,724)
Changes in cash overdrafts	(1,644)	(7,011)

Net cash used in financing activities	(33,644)	(15,835)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(5,532)	(13,444)
Proceeds from sales	677	1,911
Changes in accounts payable and accrued liabilities	(2,679)	(3,978)
Advances to affiliates	(32,128)	(45,561)

Net cash used in investing activities	(39,662)	(61,072)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	321	(353)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	345	497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$666	$144

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our 2008 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2009, and results of operations and cash flows for the three months ended March 31, 2009 and 2008.
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
Corporate Structure and Control
     Northwest Pipeline GP (Northwest) is owned 35 percent by Williams Pipeline Partners Holdings LLC, a wholly-owned subsidiary of Williams Pipeline Partners L.P. (WMZ) and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Through its ownership interests in each of our partners, Williams directly and indirectly owns 81.7 percent of Northwest as of March 31, 2009.
     In this report, Northwest is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Northwest and Northwest Pipeline Services LLC, a variable interest entity for which Northwest is the primary beneficiary.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On April 14, 2009, Grynberg filed a petition for rehearing of the Tenth Circuit’s judgment.
Environmental Matters
     We are subject to the National Environmental Policy Act and other federal and state legislation

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
regulating the environmental aspects of our business. Except as discussed below, our management believes that we are in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, Federal Energy Regulatory Commission (FERC) would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material effect upon our financial position or results of operations.
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At March 31, 2009, we had accrued liabilities totaling approximately $9.1 million for these costs which are expected to be incurred through 2014. The increase from prior year accruals is due to the completion of assessments at certain compressor station facilities. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone.  Within three years, the EPA is expected to designate new eight-hour ozone non-attainment areas.  Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that will likely impact our operations.  The EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact our operations. As a result, we expect the cost of additions to property, plant and equipment to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations.  Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect on our future financial position.
Cash Distributions to Partners
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves as established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement. During the three months ended March 31, 2009, we declared and paid equity distributions of $32.0 million to our partners. In April 2009, we declared and paid equity distributions of $33.0 million to our partners.
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Line of Credit Arrangements
     We are a borrower under Williams’ $1.5 billion unsecured revolving credit facility (Credit Facility) and have access to $400 million of the facility to the extent not utilized by Williams. Letters of credit totaling $74.7 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of March 31, 2009. Our ratio of debt to capitalization must be no greater than 55 percent under the Credit Facility. We are in compliance with this covenant at March 31, 2009.
     Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, filed for bankruptcy in October of 2008. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks remain in effect and are not impacted by this reduction.
4. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At March 31, 2009 and December 31, 2008, the advances due to us by Williams totaled approximately $98.1 million and $66.0 million, respectively. The advances are represented by demand notes. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.14 percent at March 31, 2009. We received interest income from advances to Williams of $24 thousand and $309 thousand during the three months ended March 31, 2009 and 2008, respectively. Such interest income is included in “Other Income – net: Interest income – Affiliated” on the accompanying Consolidated Statement of Income.
     Williams’ corporate overhead expenses allocated to us were $4.7 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC-approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $3.9 million for both the three months ended March 31, 2009 and 2008, respectively. These expenses are included in “General and administrative expense” on the accompanying Consolidated Statement of Income.
     During the periods presented, our revenues include transportation and exchange transactions and

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $3.5 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively.
     We lease the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we pay monthly rent equal to the revenues collected from transportation services on the lateral less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.5 million for each of the three month periods ended March 31, 2009 and 2008, is included in “Operation and maintenance expense” on the accompanying Consolidated Statement of Income.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
5. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Thousands of Dollars)
Net income	$40,908	$38,158
Amortization of cash flow hedges	(16)	(16)
Pension benefits:
Amortization of prior service cost	21	20
Amortization of net actuarial loss	962	212

Total comprehensive income	$41,875	$38,374

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
Colorado Hub Connection Project
     We have proposed installing a new 27-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to our mainline south of Rangely, Colorado. This project is referred to as the Colorado Hub Connection (CHC Project). It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. We will combine the lateral capacity with existing mainline capacity to provide approximately 363 thousand dekatherms (MDth) per day of firm transportation from various receipt points to delivery points on the mainline as far south as Ignacio, Colorado. Approximately 243 MDth per day of this capacity was originally held by Pan-Alberta Gas under a contract that terminates on October 31, 2012 and approximately 98 MDth per day was sold on a short-term basis.
     In addition to providing greater opportunity for contract extensions for the short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for our on-system and off-system markets. We have entered into precedent agreements for approximately 363 MDth per day of capacity with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. In April 2009, FERC issued a certificate approving the CHC Project, including the presumption of rolling in the costs of the project in any future rate case filed with the FERC.
Jackson Prairie Underground Expansion
     The Jackson Prairie Storage Project, connected to our transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Puget Sound Energy, Avista Corporation and us. A phased capacity expansion is currently underway and a deliverability expansion was placed in service on November 1, 2008.
     As a one-third owner of Jackson Prairie, in early 2006, we held an open season for a new firm storage service based on our 100 million cubic feet per day share of the planned 2008 deliverability expansion and our approximately 1.2 billion cubic feet share of the working natural gas storage capacity expansion being developed over approximately a six-year period from 2007 through 2012.
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
Sundance Trail Expansion
     In February 2008, we initiated an open season for the proposed Sundance Trail Expansion project that resulted in the execution of an agreement for 150 MDth per day of firm transportation service from the Meeker/White River Hub in Colorado for delivery to the Opal Hub in Wyoming. The project will include construction of approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to our existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing existing compression at the Vernal compressor station, which will enhance the efficiency of our system. The Sundance Trail Expansion will utilize available capacity on the CHC Project and the existing Piceance lateral in conjunction with available and expanded mainline capacity. The Sundance Trail Expansion remains subject to certain conditions, including receiving the necessary regulatory approvals. We expect to collect our maximum system rates, and will seek approval to roll-in the Sundance Trail Expansion costs in any future rate case filed with the FERC.
GENERAL
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2008 Annual Report on Form 10-K and with the consolidated financial statements and notes thereto contained within this document.
RESULTS OF OPERATIONS
Analysis of Financial Results
     This analysis discusses financial results of our operations for the three-month periods ended March 31, 2009 and 2008. Changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Our operating revenues increased $4.1 million, or 4 percent. This increase is primarily attributed to higher transportation revenues of $2.4 million resulting from an increase in firm transportation under long-term contracts and higher storage revenues of $1.5 million resulting primarily from the release of capacity at Clay Basin and higher incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008.
     Our transportation service accounted for 95 percent and 97 percent of our operating revenues for the three-months ended March 31, 2009 and 2008, respectively. Natural gas storage service accounted for 4 percent and 2 percent of operating revenues for the three-months ended March 31, 2009 and 2008, respectively.
     Operating expenses increased $0.2 million due primarily to i) higher pension expense of $1.3 million and ii) higher overhead allocated by Williams of $0.7 million. These increases were mostly offset by lower taxes, other than income taxes, of $1.9 million primarily attributed to a $1.5 million reduction in accrued 2008 property taxes for the state of Washington resulting from lower than anticipated mill levies.
     Interest charges increased $1.1 million, or 10 percent, due primarily to the May 2008 issuance of $250.0 million of 6.05 percent senior unsecured notes.
Operating Statistics
     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2009	2008
	(In Trillion British Thermal Units)
Total Throughput (1)	224	220

Average Daily Transportation Volumes	2.5	2.4
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.6	0.7

1.	Parachute Lateral volumes of 23 trillion British thermal units (TBtu) in 2009 and 24 TBtu in 2008 are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

2.	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
CAPITAL RESOURCES AND LIQUIDITY
     Our ability to finance our operations (including the funding of capital expenditures and acquisitions), to meet our debt obligations and to refinance indebtedness depends on our ability to generate future cash flows and to borrow funds. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including the impact of regulators’ decisions on the rates we are able to establish for our transportation and storage services.
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreements. In January 2009, for the three-month period ended December 31, 2008, we distributed $32.0 million of available cash to our partners. In April 2009, for the three-month period ended March 31, 2009, we declared and paid equity distributions of $33.0 million to our partners.
     We fund our capital spending requirements with cash from operating activities, third party debt and contributions from our partners with the exception of the CHC Project, which is funded by capital contributions from Williams.
SOURCES (USES) OF CASH

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$73,627	$76,554
Financing activities	(33,644)	(15,835)
Investing activities	(39,662)	(61,072)

Increase (decrease) in cash and cash equivalents	$321	$(353)

Operating Activities
     Our net cash provided by operating activities for the three months ended March 31, 2009 decreased $2.9 million from the same period in 2008. This decrease is primarily attributed to changes in working capital and other noncurrent assets and liabilities, partially offset by the increase in our cash operating results.
Financing Activities
     Cash used in financing activities for the three months ended March 31, 2009 increased $17.8 million from the same period in 2008 due to the absence of proceeds from the sale of partnership interests in 2008, offset by lower distributions paid to partners and lower cash overdrafts.
Investing Activities
     Cash used in investing activities for the three months ended March 31, 2009 decreased $21.4 million from the same period in 2008 due to lower advances to affiliates and lower capital expenditures.
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
     In January 2009, for the three-month period ended December 31, 2008, we made distributions of available cash of $32.0 million to our partners, representing cash in excess of working capital requirements and reserves established by the management committee as necessary for the conduct of our business.
Short-Term Liquidity
     We fund our working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams Credit Facility (described below) and return of advances made to Williams.
     We invest cash through participation in Williams’ cash management program. At March 31, 2009, the advances due to us by Williams totaled approximately $98.1 million. The advances are represented by one or more demand obligations. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.14 percent at March 31, 2009.
Credit Agreement
     Williams’ unsecured $1.5 billion revolving Credit Facility terminates in May 2012. We have access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the Credit Facility. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $74.7 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of March 31, 2009.
     Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, filed for bankruptcy in October of 2008. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks remain in effect and are not impacted by this reduction.

CAPITAL REQUIREMENTS
     The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.
     We anticipate 2009 capital expenditures will be between $125 million and $160 million. Of this total, $100 million to $135 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Our expenditures for property, plant and equipment additions were $5.5 million and $13.4 million for the three months ended March 31, 2009 and 2008, respectively.
CREDIT RATINGS
     During the first quarter of 2009, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At March 31, 2009, our credit rating outlook is “stable” from all three agencies.
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
Environmental Matters
     Please see “Item 1. Financial Statements – Notes to Consolidated Financial Statements: Note 2. Contingent Liabilities and Commitments – Environmental Matters.”
Safety Matters
     Please see “Item 1. Financial Statements – Notes to Consolidated Financial Statements: Note 2. Contingent Liabilities and Commitments – Safety Matters – Pipeline Integrity Regulations.”
Legal Matters
     We are party to various legal actions arising in the normal course of business. Our management believes that the disposition of outstanding legal actions will not have a material adverse impact on our future financial condition.
CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented when necessary, by advances or capital contributions from our partners and/or borrowings under the Credit Facility, will provide us with sufficient liquidity to meet our capital requirements. We anticipate that we will be able to access public and private debt markets on terms commensurate with our credit ratings to finance our capital requirements, when needed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2008.  Our exposures to market risk have not changed materially since December 31, 2008.

Item 4T. Controls and Procedures
     Our management, including our Senior Vice President and our Vice President and Treasurer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Northwest have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
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
First-Quarter 2009 Changes in Internal Controls Over Financial Reporting
     There have been no changes during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information called for by this item is provided in Note 2 Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference.
Item 1A.  RISK FACTORS.

     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed except as set forth below.
We are subject to risks associated with climate change.
     There is a growing belief that emissions of greenhouse gases may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of greenhouse gases have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks.
Our operations are subject to governmental laws and regulations relating to the protection of the environment, including those relating to climate change, which may expose us to significant costs and liabilities and could exceed our current expectations.
     Our natural gas transportation and storage operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. For a description of these laws and regulations, please see “Part I, Item 1. Business – Regulatory Matters – Environmental Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our pipeline and facilities, and the imposition of substantial costs and penalties for spills, releases and emissions of various regulated substances into the environment resulting from those operations. Various governmental authorities, including the U.S. Environmental Protection Agency and analogous state agencies, and the United States Department of Homeland Security have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.
     There is inherent risk of incurring significant environmental costs and liabilities in the operation of natural gas transportation and storage facilities due to the handling of petroleum hydrocarbons and wastes, the occurrence of air emissions and water discharges related to the operations, and historical industry operations and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, the Federal Resource Conservation and Recovery Act and analogous state laws, in connection with spills or releases of natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.
     Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.
     We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts. In addition, new environmental laws and regulations might adversely affect our activities, including storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be subject to legislative and regulatory responses to climate change with which compliance may be costly.
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as ”greenhouse gases,” may be contributing to warming of the earth’s atmosphere, and various governmental bodies have considered legislative and regulatory responses in this area. Legislative and regulatory responses related to climate change create financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. In addition, increased public awareness and concern may result in more state, federal, and international proposals to reduce or mitigate the emission of greenhouse gases.
     Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so-called “caps”) together with systems of emissions allowances. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any greenhouse gas emissions program. Numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases. If we are unable to recover or pass through all costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.
     Our assets and operations can be affected by weather and other natural phenomena.
     Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

     Our customers’ energy needs vary with weather conditions. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.
Item 6. EXHIBITS.
     The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Copies of the exhibits denoted with an asterisk have been included herewith.

Exhibit Number	Description
3.1	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed October 2, 2007).

3.2	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed January 30, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP
Registrant

By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: April 30, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed October 2, 2007).

3.2	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed January 30, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

21