Form 10-Q
period 2009-06-30
NORTHWEST PIPELINE GP
filed 2009-08-06
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

NORTHWEST PIPELINE GP
Forward Looking Statements
     Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

i

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings; and

•	Natural gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
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
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our

ii

intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions or otherwise.
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING REVENUES	$107,756	$106,450	$219,304	$213,855

OPERATING EXPENSES:
General and administrative	15,987	16,851	32,818	31,408
Operation and maintenance	20,505	18,949	37,566	36,405
Depreciation	21,629	21,392	43,288	43,052
Regulatory credits	(591)	(774)	(1,185)	(1,581)
Taxes, other than income taxes	3,213	3,356	6,652	8,729

Total operating expenses	60,743	59,774	119,139	118,013

Operating income	47,013	46,676	100,165	95,842

OTHER INCOME — net:
Interest income —
Affiliated	27	260	51	569
Other	9	1	12	5
Allowance for equity funds used during construction	360	239	474	266
Miscellaneous other (expense) income, net	53	(71)	103	(101)

Total other income — net	449	429	640	739

INTEREST CHARGES:
Interest on long-term debt	11,109	10,158	22,219	20,107
Other interest	1,378	1,390	2,763	2,771
Allowance for borrowed funds used during construction	(187)	(128)	(247)	(140)

Total interest charges	12,300	11,420	24,735	22,738

NET INCOME	$35,162	$35,685	$76,070	$73,843

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$358	$345

Advance to affiliates	93,703	65,977
Accounts receivable —
Trade	35,474	40,116
Affiliated companies	1,200	1,230
Materials and supplies, less reserves of $42 at June 30, 2009 and $111 at December 31, 2008	9,961	9,817
Exchange gas due from others	6,043	17,000
Exchange gas offset	4,270	—
Prepayments and other	6,332	5,985

Total current assets	157,341	140,470

PROPERTY, PLANT AND EQUIPMENT, at cost	2,789,856	2,765,520
Less — Accumulated depreciation	919,304	901,613

Total property, plant and equipment	1,870,552	1,863,907

OTHER ASSETS:
Deferred charges	20,432	22,213
Regulatory assets	56,766	55,582

Total other assets	77,198	77,795

Total assets	$2,105,091	$2,082,172

     See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—
Trade	$23,929	$12,172
Affiliated companies	9,988	6,484
Accrued liabilities —
Taxes, other than income taxes	9,892	10,019
Interest	4,045	4,045
Employee costs	7,153	10,505
Exchange gas due to others	10,313	12,165
Exchange gas offset	—	4,835
Other	7,064	8,784

Total current liabilities	72,384	69,009

LONG-TERM DEBT	693,339	693,240

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	129,585	135,209

CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)

OWNERS’ EQUITY:
Owners’ capital	990,882	978,682
Retained earnings	276,738	265,668
Accumulated other comprehensive loss	(57,837)	(59,636)

Total owners’ equity	1,209,783	1,184,714

Total liabilities and owners’ equity	$2,105,091	$2,082,172

     See accompanying notes.

NORTHWEST PIPELINE GP
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$76,070	$73,843
Adjustments to reconcile to net cash provided by operating activities —
Depreciation	43,288	43,052
Regulatory credits	(1,185)	(1,581)
Amortization of deferred charges and credits	6,312	4,681
Allowance for equity funds used during construction	(474)	(266)
Reserve for doubtful accounts	—	(7)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	4,642	(1,876)
Affiliated receivables	30	(114)
Exchange gas due from others	6,687	(788)
Materials and supplies	(144)	381
Other current assets	(347)	211
Trade accounts payable	9,545	(76)
Affiliated payables	(1,873)	799
Exchange gas due to others	(6,687)	788
Other accrued liabilities	179	786
Changes in noncurrent assets and liabilities:
Deferred charges	(2,808)	(1,313)
Other deferred credits	(7,397)	(2,152)

Net cash provided by operating activities	125,838	116,368

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	249,333
Retirement of long-term debt	—	(250,000)
Debt issuance costs	—	(2,115)
Capital contribution from parent	12,200	—
Proceeds from sale of partnership interest	—	300,900
Distributions paid	(65,000)	(357,342)
Changes in cash overdrafts	(794)	(2,795)

Net cash used in financing activities	(53,594)	(62,019)

INVESTING ACTIVITIES:
Property, plant and equipment —
Capital expenditures*	(44,779)	(36,670)
Proceeds from sales	274	1,833
Advances to affiliates	(27,726)	(20,000)

Net cash used in investing activities	(72,231)	(54,837)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13	(488)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	345	497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$358	$9

* Increases to property plant and equipment	$(47,785)	$(28,577)
Changes in related accounts payable and accrued liabilities	3,006	(8,093)

Capital expenditures	$(44,779)	$(36,670)

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our 2008 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2009, and results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.
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
Corporate Structure and Control
     Northwest Pipeline GP (Northwest) is owned 35 percent by Williams Pipeline Partners Holdings LLC, a wholly-owned subsidiary of Williams Pipeline Partners L.P. (WMZ) and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Through its ownership interests in each of our partners, Williams directly and indirectly owns 81.7 percent of Northwest as of June 30, 2009.
     In this report, Northwest is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Northwest and Northwest Pipeline Services LLC, a variable interest entity (VIE) for which Northwest is the primary beneficiary.
Subsequent Events
     We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the SEC on August 6, 2009.
Recent Accounting Standards
     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). This Statement amends Interpretation 46(R) to require an entity to perform a qualitative analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE. SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards approach previously required for determining the primary beneficiary of a VIE. SFAS No. 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. We will assess the application of this Statement on our Consolidated Financial Statements.
     In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS No. 168).

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SEC registrants must also follow the rules and interpretative releases of the SEC. We will apply SFAS No. 168 in the third quarter of 2009, and it will not have an impact on our Consolidated Financial Statements.
2. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal, and on May 4, 2009, the Tenth Circuit Court of Appeals denied Grynberg’s request for rehearing. Grynberg has filed with the United States Supreme Court a petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeals ruling.
Environmental Matters
     We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that we are in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, Federal Energy Regulatory Commission (FERC) would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material effect upon our financial position, liquidity or results of operations.
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At June 30, 2009, we had accrued liabilities totaling approximately $8.7 million for these costs which are expected to be incurred through 2014. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard for ground-level ozone. Within two years, the EPA is expected to designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that will likely impact our operations. The EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact our operations. As a result, we expect the cost of additions to

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
property, plant and equipment to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be between $110 million and $135 million over the remaining assessment period of 2009 through 2012. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Other Matters
     In addition to the foregoing, various other proceedings are pending against us incidental to our operations.
Summary
     Litigation, arbitration, regulatory matters, environmental matters, and safety matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect on our future liquidity or financial position.
Cash Distributions to Partners
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves as established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement. During the six months ended June 30, 2009, we declared and paid equity distributions of $65 million to our partners. In July 2009, we declared and paid equity distributions of $35.0 million to our partners.
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Line of Credit Arrangements
     We are a borrower under Williams’ $1.5 billion unsecured revolving credit facility (Credit Facility) and have access to $400 million of the facility to the extent not utilized by Williams. Letters of credit totaling $45.4 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of June 30, 2009. Our ratio of debt to capitalization must be no greater than 55 percent under the Credit Facility. We are in compliance with this covenant at June 30, 2009.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.3 million and $686.8 million, respectively, at June 30, 2009, and $693.2 million and $572.0 million, respectively, at December 31, 2008.
5. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At June 30, 2009 and December 31, 2008, the advances due to us by Williams totaled approximately $93.7 million and $66.0 million, respectively. The advances are represented by demand notes. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.02 percent at June 30, 2009. We received interest income from advances to Williams of $27 thousand and $51 thousand during the three and six months ended June 30, 2009, respectively, and $260 thousand and $569 thousand during the three and six months ended June 30, 2008, respectively. Such interest income is included in “Other Income — net: Interest income — Affiliated” on the accompanying Consolidated Statements of Income.
     Williams’ corporate overhead expenses allocated to us were $4.8 million and $9.6 million for the three and six months ended June 30, 2009, respectively, and $5.1 million and $9.3 million for the three and six months ended June 30, 2008, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC-approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $4.1 million and $8.0 million for the three and six months ended June 30, 2009, respectively, and $4.4 million and $8.3 million for the three and six months ended June 30, 2008, respectively. These expenses are included in “General and administrative expense” on the accompanying Consolidated Statements of Income.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $3.6 million and $7.2 million for the three and six months ended June 30, 2009, respectively, and $3.5 million and $7.5 million for the three and six months ended June 30, 2008, respectively.
     We lease the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we pay monthly rent equal to the revenues collected from transportation services on the lateral less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.5 million and $5.0 million for the three and six months ended June 30, 2009, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2008, respectively, is included in “Operation and maintenance expense” on the

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
accompanying Consolidated Statements of Income. The lease was terminated on August 1, 2009.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Thousands of Dollars)
Net income	$35,162	$35,685	$76,070	$73,843
Amortization of cash flow hedges	(15)	(15)	(31)	(31)
Pension benefits:
Amortization of prior service cost	20	20	41	40
Amortization of net actuarial loss	827	500	1,789	712

Total comprehensive income	$35,994	$36,190	$77,869	$74,564

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
Colorado Hub Connection Project
     On June 1, 2009, we commenced construction of a new 27-mile, 24-inch diameter lateral to connect the Meeker/White River Hub near Meeker, Colorado to our mainline south of Rangely, Colorado. This project is referred to as the Colorado Hub Connection (CHC Project). It is estimated that the construction of the CHC Project will cost up to $60 million with service targeted to commence in November 2009. We will combine the lateral capacity with existing mainline capacity to provide approximately 363 thousand dekatherms (MDth) per day of firm transportation from various receipt points to delivery points on the mainline as far south as Ignacio, Colorado. Approximately 243 MDth per day of this capacity was originally held by Pan-Alberta Gas under a contract that would have terminated on October 31, 2012 and approximately 98 MDth per day was sold on a short-term basis.
     In addition to providing greater opportunity for contract extensions for the short-term firm and Pan-Alberta capacity, the CHC Project provides direct access to additional natural gas supplies at the Meeker/White River Hub for our on-system and off-system markets. We have entered into transportation agreements for approximately 363 MDth per day of capacity with terms ranging between eight and fifteen years at maximum rates for all of the short-term firm and Pan-Alberta capacity resulting in the successful re-contracting of the capacity out to 2018 and beyond. In April 2009, the FERC issued a certificate approving the CHC Project, including the presumption of rolling in the costs of the project in any future rate case filed with the FERC.
Jackson Prairie Underground Expansion
     The Jackson Prairie Storage Project, connected to our transmission system near Chehalis, Washington, is operated by Puget Sound Energy and is jointly owned by Puget Sound Energy, Avista Corporation and us. A phased capacity expansion is currently underway and a deliverability expansion was placed in service on November 1, 2008.
     As a one-third owner of Jackson Prairie, in early 2006, we held an open season for a new firm storage service based on our 100 million cubic feet per day share of the planned 2008 deliverability expansion and approximately 1.2 billion cubic feet of our share of the working natural gas storage capacity expansion being developed over approximately a six-year period from 2007 through 2012.
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
Sundance Trail Expansion
     In May 2009, we filed an application with the FERC for the proposed Sundance Trail Expansion to construct approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to our existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of our system. We executed a precedent agreement to provide 150 MDth per day of firm transportation service from the

Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. We have proposed to collect our maximum system rates, and are seeking approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases.
GENERAL
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2008 Annual Report on Form 10-K and with the consolidated financial statements and notes thereto contained within this document.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three and six-month periods ended June 30, 2009 and 2008. Changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Our operating revenues increased $1.3 million, or 1 percent. This increase is primarily attributed to higher storage revenues of $1.1 million resulting primarily from higher incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008 and the release of capacity at Clay Basin.
     Our transportation service accounted for 95 percent and 96 percent of our operating revenues for the three-months ended June 30, 2009 and 2008, respectively. Natural gas storage service accounted for 4 percent and 3 percent of operating revenues for the three-months ended June 30, 2009 and 2008, respectively.
     Operating expenses increased $1.0 million, or 2 percent. This increase is due primarily to higher pension expense.
     Interest charges increased $0.9 million, or 8 percent, due primarily to the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Our operating revenues increased $5.4 million, or 3 percent. This increase is attributed to higher transportation revenues of $2.5 million resulting primarily from an increase in firm transportation under long-term contracts and higher storage revenues of $2.6 million resulting primarily from the release of capacity at Clay Basin and incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008.
     Our transportation service accounted for 95 percent and 97 percent of our operating revenues for the six-months ended June 30, 2009 and 2008, respectively. Natural gas storage service accounted for 4 percent and 2 percent of operating revenues for the six-months ended June 30, 2009 and 2008, respectively.
     Operating expenses increased $1.1 million, or 1 percent. This increase is due primarily to i) higher pension expense of $2.0 million, ii) higher incentive compensation accruals of $0.6 million, and iii) higher employee group insurance expense of $0.5 million. These increases were mostly offset by lower taxes, other than income taxes, of $2.0 million primarily attributed to reductions in accrued property taxes totaling $2.6 million resulting primarily from lower than anticipated tax settlements, partially offset by higher property tax accruals related to property additions.
     Interest charges increased $2.0 million, or 9 percent, due primarily to the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes.

Operating Statistics
     The following table summarizes volumes and capacity for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In Trillion British Thermal Units)
Total Throughput (1)	173	171	397	391

Average Daily Transportation Volumes	1.9	1.9	2.2	2.1
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5	2.6	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.5	0.7	0.6	0.7

(1)	Parachute Lateral volumes of 20 trillion British thermal units (TBtu) and 43 TBtu for the three and six months ended June 30, 2009, respectively, and 25 TBtu and 49 TBtu for the three and six months ended June 30, 2008, respectively, are excluded from total throughput as these volumes flow under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
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
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreements. In January 2009, for the three-month period ended December 31, 2008, we distributed $32.0 million of available cash to our partners. In April 2009, for the three-month period ended March 31, 2009, we declared and paid equity distributions of $33.0 million to our partners. In July 2009, for the three-month period ended June 30, 2009, we declared and paid equity distributions of $35.0 million to our partners.
     We fund our capital spending requirements with cash from operating activities, third party debt and contributions from our partners with the exception of the CHC Project, which is funded by capital contributions from Williams. Through June 30, 2009, we have received $13.9 million in capital contributions from Williams to fund the CHC Project.

SOURCES (USES) OF CASH

	Six Months Ended June 30,
	2009	2008
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$125,838	$116,368
Financing activities	(53,594)	(62,019)
Investing activities	(72,231)	(54,837)

Increase (decrease) in cash and cash equivalents	$13	$(488)

Operating Activities
     Our net cash provided by operating activities for the six months ended June 30, 2009 increased $9.5 million from the same period in 2008. This increase is primarily attributed to changes in working capital and other noncurrent assets and liabilities and an increase in our cash operating results.
Financing Activities
     Cash used in financing activities for the six months ended June 30, 2009 decreased $8.4 million from the same period in 2008 due to lower distributions paid to our partners, lower cash overdrafts and the absence of the costs associated with the refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes in 2008, offset by the absence of proceeds from the sale of partnership interests in 2008 and from a $12.2 million capital contribution from our parent in 2009.
Investing Activities
     Cash used in investing activities for the six months ended June 30, 2009 increased $17.4 million from the same period in 2008 due to higher advances to affiliates and increased capital expenditures.
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
     In January 2009, for the three-month period ended December 31, 2008, and in April 2009, for the three-month period ended March 31, 2009, we made distributions of available cash of $32.0 million and $33.0 million, respectively, to our partners, representing cash in excess of working capital requirements and reserves established by the management committee as necessary for the conduct of our business.
Short-Term Liquidity
     We fund our working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams Credit Facility (described below) and return of advances made to Williams.
     We invest cash through participation in Williams’ cash management program. At June 30, 2009, the advances due to us by Williams totaled approximately $93.7 million. The advances are represented by one or more demand notes. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.02 percent at June 30, 2009.
Credit Agreement
     Williams’ unsecured $1.5 billion revolving Credit Facility terminates in May 2012. We have access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the Credit Facility. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. Letters of credit totaling approximately $45.4 million, none of which are associated with us, have been issued by the participating institutions. There were no revolving credit loans outstanding as of June 30, 2009.
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
     We anticipate 2009 capital expenditures will be between $125 million and $160 million. Of this total, $100 million to $135 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Our gross expenditures for property, plant and equipment additions were $47.8 million and $28.6 million for the six months ended June 30, 2009 and 2008, respectively.
CREDIT RATINGS
     During the second quarter of 2009, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At June 30, 2009, our credit rating outlook is “stable” from all three agencies.
     With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. A “Ba” rating indicates an obligation that is judged to have speculative elements and is subject to substantial credit risk. The “1”, “2” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates a ranking at the lower end of the category.
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
Impact of Inflation
     We have generally experienced increased costs in recent years due to the effect of inflation on the cost of labor, benefits, materials and supplies, and property, plant and equipment. A portion of the increased labor and materials and supplies costs can directly affect income through increased operating and maintenance costs. The cumulative impact of inflation over a number of years has resulted in increased costs for current replacement of productive facilities. The majority of the costs related to our property, plant and equipment and materials and supplies is subject to rate-making treatment, and under current FERC practices, recovery is limited to historical costs. While amounts in excess of historical cost are not recoverable under current FERC practices, we believe we may be allowed to recover and earn a return based on the increased actual costs incurred when existing facilities are replaced. However, cost-based regulation along with competition and other market factors may limit our ability to price services or products to ensure recovery of inflation’s effect on costs.
Environmental Matters
     Please see “Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 2. Contingent Liabilities and Commitments — Environmental Matters.”
Safety Matters
     Please see “Item 1. Financial Statements — Notes to Consolidated Financial Statements: Note 2. Contingent Liabilities and Commitments — Safety Matters — Pipeline Integrity Regulations.”
Legal Matters
     We are party to various legal actions arising in the normal course of business. Our management believes that the disposition of outstanding legal actions will not have a material adverse impact on our future liquidity or financial condition.
CONCLUSION
     Although no assurances can be given, we currently believe that the aggregate of cash flows from operating activities, supplemented, when necessary, by advances or capital contributions from our partners and/or borrowings under the Credit Facility, will provide us with sufficient liquidity to meet our capital requirements. We anticipate that we will be able to access public and private debt markets on terms commensurate with our credit ratings to finance our capital requirements, when needed.

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
Second-Quarter 2009 Changes in Internal Controls
     There have been no changes during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference.
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
          Our natural gas transportation and storage operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. For a description of these laws and regulations, please see “Part I, Item 1. Business — Regulatory Matters — Environmental Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere, and various governmental bodies have considered legislative and regulatory responses in this area. Legislative and regulatory responses related to climate change create financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. In addition, increased public awareness and concern may result in more state, federal, and international proposals to reduce or mitigate the emission of greenhouse gases.
     Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act” which is intended to decrease annual greenhouse gas emissions through a variety of measures, including a “cap and trade” system which limits the amount of greenhouse gases that may be emitted and incentives to reduce the nation’s dependence on traditional energy sources. The U.S. Senate is currently considering similar legislation, and numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases. While it is not clear whether any federal climate change law will be passed this year, any of these actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any greenhouse gas emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.
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
Item 6. EXHIBITS.
     The following instruments are included as exhibits to this report.

Exhibit Number	Description
3.1	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed October 2, 2007).

3.2	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed January 30, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP Registrant

By:	/s/ R. Rand Clark
R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)
Date: August 6, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed October 2, 2007).

3.2	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to Northwest report on Form 8-K, No. 1-7414, filed January 30, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.