Form 10-Q
period 2009-09-30
NORTHWEST PIPELINE GP
filed 2009-10-29
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
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

ii

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING REVENUES	$106,615	$108,542	$325,919	$322,397

OPERATING EXPENSES:
General and administrative	16,114	14,129	48,932	45,537
Operation and maintenance	16,561	16,732	54,127	53,137
Depreciation	21,570	21,327	64,858	64,379
Regulatory credits	(608)	(778)	(1,793)	(2,359)
Taxes, other than income taxes	3,833	4,090	10,485	12,819

Total operating expenses	57,470	55,500	176,609	173,513

Operating income	49,145	53,042	149,310	148,884

OTHER INCOME — net
Interest income —
Affiliated	9	221	60	790
Other	1	1	13	6
Allowance for equity funds used during construction	848	374	1,322	640
Miscellaneous other income (expense), net	288	(89)	391	(190)

Total other income — net	1,146	507	1,786	1,246

INTEREST CHARGES:
Interest on long-term debt	11,110	11,114	33,329	31,221
Other interest	1,365	1,399	4,128	4,170
Allowance for borrowed funds used during construction	(444)	(200)	(691)	(340)

Total interest charges	12,031	12,313	36,766	35,051

NET INCOME	$38,260	$41,236	$114,330	$115,079

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousand of Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$378	$345
Advances to affiliates	92,118	65,977
Accounts receivable —
Trade	36,934	40,116
Affiliated companies	571	1,230
Materials and supplies, less reserves of $105 for September 30, 2009 and $111 for December 31, 2008	9,910	9,817
Exchange gas due from others	3,188	17,000
Exchange gas offset	3,387	—
Prepayments and other	5,324	5,985

Total current assets	151,810	140,470

PROPERTY, PLANT AND EQUIPMENT, at cost	2,849,638	2,765,520
Less — Accumulated depreciation	938,108	901,613

Total property, plant and equipment, net	1,911,530	1,863,907

OTHER ASSETS:
Deferred charges	18,962	22,213
Regulatory assets	57,416	55,582

Total other assets	76,378	77,795

Total assets	$2,139,718	$2,082,172

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable-
Trade	$26,469	$12,172
Affiliated companies	6,863	6,484
Accrued liabilities —
Taxes, other than income taxes	12,787	10,019
Interest	15,155	4,045
Employee costs	7,798	10,505
Exchange gas due to others	6,575	12,165
Exchange gas offset	—	4,835
Other	5,311	8,784

Total current liabilities	80,958	69,009

LONG-TERM DEBT	693,388	693,240

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	129,577	135,209

CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)

OWNERS’ EQUITY:
Owners’ capital	1,012,732	978,682
Retained earnings	279,998	265,668
Accumulated other comprehensive loss	(56,935)	(59,636)

Total owners’ equity	1,235,795	1,184,714

Total liabilities and owners’ equity	$2,139,718	$2,082,172

See accompanying notes.

NORTHWEST PIPELINE GP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$114,330	$115,079
Adjustments to reconcile to net cash provided by operating activities —
Depreciation	64,858	64,379
Regulatory credits	(1,793)	(2,359)
Gain on sale of property, plant and equipment	(243)	—
Amortization of deferred charges and credits	9,421	6,938
Allowance for equity funds used during construction	(1,322)	(640)
Reserve for doubtful accounts	—	(7)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	3,182	(617)
Affiliated receivables	659	(530)
Exchange gas due from others	10,425	9,517
Materials and supplies	(93)	437
Other current assets	661	208
Trade accounts payable	6,745	502
Affiliated payables	(4,998)	(4,474)
Exchange gas due to others	(10,425)	(9,517)
Other accrued liabilities	13,076	18,221
Changes in noncurrent assets and liabilities:
Deferred charges	(3,665)	(1,923)
Other deferred credits	(6,251)	(4,883)

Net cash provided by operating activities	194,567	190,331

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	249,333
Retirement of long-term debt	—	(250,000)
Debt issuance costs	—	(2,099)
Capital contribution from parent	34,050	—
Proceeds from sale of partnership interest	—	300,900
Distributions paid	(100,000)	(388,342)
Changes in cash overdrafts	(415)	(4,506)

Net cash used in financing activities	(66,365)	(94,714)

INVESTING ACTIVITIES:
Property, plant and equipment —
Capital expenditures*	(102,577)	(64,621)
Proceeds from sales	549	2,698
Advances to affiliates	(26,141)	(33,940)

Net cash used in investing activities	(128,169)	(95,863)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33	(246)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	345	497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378	$251

* Increases to property, plant and equipment	$(110,544)	$(57,724)
Changes in related accounts payable and accrued liabilities	7,967	(6,897)

Capital expenditures	$(102,577)	$(64,621)

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our 2008 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2009, and results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.
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
Corporate Structure and Control
     Northwest Pipeline GP (Northwest) is owned 35 percent by Williams Pipeline Partners Holdings LLC, a wholly-owned subsidiary of Williams Pipeline Partners L.P. (WMZ) and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Through its ownership interests in each of our partners, Williams directly and indirectly owns 81.7 percent of Northwest as of September 30, 2009.
     In this report, Northwest is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Northwest and Northwest Pipeline Services LLC, a variable interest entity (VIE) for which Northwest is the primary beneficiary.
Subsequent Events
     We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the SEC on October 29, 2009.
Accounting Standards Issued But Not Yet Adopted
     In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more prescribed techniques. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, this Update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for us beginning with the fourth quarter of 2009. We are currently evaluating this Update to determine the impact to our Consolidated Financial Statements.

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
2. CONTINGENT LIABILITIES AND COMMITMENTS
Legal Proceedings
     In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims under the False Claims Act on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its wholly-owned subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its wholly-owned subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On October 5, 2009, the United States Supreme Court denied Grynberg’s petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeals ruling. This matter is concluded.
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
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At September 30, 2009, we had accrued liabilities totaling approximately $8.3 million for these costs which are expected to be incurred through 2014. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. Designation of new eight-hour ozone non-attainment areas will result in additional federal and state regulatory actions that would likely impact our operations and increase the cost of additions to property, plant and equipment. In September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards are clearly grounded in science, and are protective of both public health and the environment. As a result, the EPA has delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. Additionally, the EPA is expected to promulgate additional hazardous air pollutant regulations in 2010 that will likely impact our operations. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations. Management considers costs associated with compliance with the environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Cash Distributions to Partners
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves as established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement. During the nine months ended September 30, 2009, we declared and paid equity distributions of $100 million to our partners. In October 2009, we declared equity distributions of $35.0 million to our partners, to be paid on October 30, 2009.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Line of Credit Arrangements
     Williams has a $1.5 billion unsecured revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. We have access to $400 million under the Credit Facility to the extent not utilized by Williams. Lehman Commercial Paper Inc., which is committed to fund up to $70 million of the Credit Facility, filed for bankruptcy in October of 2008. Williams expects that its ability to borrow under this facility is reduced by this committed amount. Consequently, we expect our ability to borrow under the Credit Facility is reduced by approximately $18.7 million. The committed amounts of other participating banks remain in effect. As of September 30, 2009, there were no letters of credit issued by the participating institutions and no revolving credit loans outstanding. Our ratio of debt to capitalization must be no greater than 55 percent under the Credit Facility. At September 30, 2009, we are in compliance with this covenant.
4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.
Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.4 million and $749.7 million, respectively, at September 30, 2009, and $693.2 million and $572.0 million, respectively, at December 31, 2008.
5. TRANSACTIONS WITH AFFILIATES
     As a participant in Williams’ cash management program, we make advances to and receive advances from Williams. At September 30, 2009 and December 31, 2008, the advances due to us by Williams totaled approximately $92.1 million and $66.0 million, respectively. The advances are represented by demand notes. The interest rate on these demand notes was based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.13 percent at September 30, 2009. We received interest income from advances to Williams of $9 thousand and $60 thousand during the three and nine months ended September 30, 2009, respectively, and $221 thousand and $790 thousand during the three and nine months ended September 30, 2008, respectively. Such interest income is included in “Other Income — net: Interest income — Affiliated” on the accompanying Consolidated Statements of Income.
     Williams’ corporate overhead expenses allocated to us were $4.8 million and $14.3 million for the three and nine months ended September 30, 2009, respectively, and $3.6 million and $12.8 million for the three and nine months ended September 30, 2008, respectively. Such expenses have been allocated to us by Williams primarily based on the Modified Massachusetts formula, which is a FERC-approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $4.3 million and $12.3 million for the three and nine months ended September 30, 2009, respectively, and $3.9 million and $12.2 million for the three and nine months ended September 30, 2008, respectively. These expenses are included in “General and administrative expense” on the accompanying Consolidated Statements of Income.

NORTHWEST PIPELINE GP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $1.2 million and $9.0 million for the three and nine months ended September 30, 2009, respectively, and $3.6 million and $11.1 million for the three and nine months ended September 30, 2008, respectively.
     Through July 2009, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we paid monthly rent equal to the revenues collected from transportation services on the lateral less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $0.9 million and $5.9 million for the three and nine months ended September 30, 2009, respectively, and $2.6 million and $7.6 million for the three and nine months ended September 30, 2008, respectively, is included in “Operation and maintenance expense” on the accompanying Consolidated Statements of Income. The lease was terminated on August 1, 2009.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Net income	$38,260	$41,236	$114,330	$115,079
Amortization of cash flow hedges	(16)	(16)	(47)	(47)
Pension benefits:
Amortization of prior service cost	21	20	62	60
Amortization of net actuarial loss	898	356	2,687	1,068

Total comprehensive income	$39,163	$41,596	$117,032	$116,160

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
Sundance Trail Expansion
     In May 2009, we filed an application with the FERC for the proposed Sundance Trail Expansion to construct approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to our existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost up to $65 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of our system. We executed a precedent agreement to provide 150 MDth per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. We have proposed to collect our maximum system rates, and are seeking approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases. FERC approval is expected by the end of 2009.
GENERAL
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2008 Annual Report on Form 10-K and with the consolidated financial statements and notes thereto contained within this document.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three and nine-month periods ended September 30, 2009 and 2008. Changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Our operating revenues decreased $1.9 million, or 2 percent. This decrease is primarily attributed to the termination of the Parachute Lateral lease agreement on August 1, 2009. The decrease in the Parachute Lateral lease revenues is substantially offset by a decrease in lease expense described below.
     Our transportation service accounted for 95 percent and 96 percent of our operating revenues for the three-month periods ended September 30, 2009 and 2008, respectively. Additionally, gas storage service accounted for 4 percent and 3 percent of operating revenues for the three-month periods ended September 30, 2009 and 2008, respectively.
     Operating expenses increased $2.0 million, or 4 percent. This increase is due primarily to i) higher pension expense of $1.0 million, ii) higher allocated overhead from Williams of $1.3 million attributed primarily to higher pension expense, and iii) higher contractual and outside services of $0.9 million attributed primarily to pipeline maintenance. These increases were partially offset by $1.7 million lower expense from the termination of the Parachute Lateral lease agreement.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Our operating revenues increased $3.5 million, or 1 percent. This increase is attributed to higher transportation revenues of $1.8 million resulting primarily from an increase in firm transportation under long-term contracts and higher storage revenues of $3.0 million resulting primarily from the release of capacity at Clay Basin and incremental reservation charges associated with the Jackson Prairie deliverability expansion that was placed in service on November 1, 2008, partially offset by $1.8 million lower revenues due to the termination of the Parachute Lateral lease agreement on August 1, 2009. The decrease in the Parachute Lateral lease revenues is substantially offset by a decrease in lease expense as described below.
     Our transportation service accounted for 95 percent and 96 percent of our operating revenues for the nine-month periods ended September 30, 2009 and 2008, respectively. Additionally, gas storage service accounted for 4 percent and 3 percent of operating revenues for the nine-month periods ended September 30, 2009 and 2008, respectively.
     Operating expenses increased $3.1 million, or 2 percent. This increase is due primarily to i) higher pension expense of $3.0 million, ii) higher allocated overhead from Williams of $1.7 million attributed primarily to higher pension expense, iii) higher contractual and outside services of $0.6 million and higher labor of $0.7 million attributed primarily to pipeline maintenance, and iv) higher employee group insurance expense of $0.8 million. These increases were partially offset by lower taxes, other than income taxes, of $2.3 million primarily attributed to lower than anticipated tax settlements and $1.7 million lower expense from the termination of the Parachute Lateral lease agreement.
     Interest charges increased $1.7 million, or 5 percent, due primarily to the May 2008 refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes.
Operating Statistics
     The following table summarizes volumes and capacity for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Trillion British Thermal Units)
Total Throughput (1)	166	179	563	570

Average Daily Transportation Volumes	1.8	2.0	2.1	2.1
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.6	2.5	2.6	2.5
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.5	0.6	0.5	0.7

(1)	Parachute Lateral volumes of 6 trillion British thermal units (TBtu) and 49 TBtu for the three and nine months ended September 30, 2009, respectively, and 26 TBtu and 75 TBtu for the three and nine months ended September 30, 2008, respectively, are excluded from total throughput as these volumes flowed under separate contracts that do not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis.
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
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreements. In 2009, for the three-month periods ended December 31, 2008, March 31, 2009, and June 30, 2009, we declared and paid equity distributions of $32.0 million, $33.0 million and $35.0 million, respectively, to our partners. In October 2009, for the three-month period ended September 30, 2009, we declared equity distributions of $35.0 million to our partners, to be paid on October 30, 2009.
     We fund our capital spending requirements with cash from operating activities, third party debt and contributions from our partners with the exception of the CHC Project, which is funded by capital contributions from Williams. Through September 30, 2009, we have received $35.7 million in capital contributions from Williams to fund the CHC Project.

SOURCES (USES) OF CASH

	Nine Months Ended September 30,
	2009	2008
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$194,567	$190,331
Financing activities	(66,365)	(94,714)
Investing activities	(128,169)	(95,863)

Increase (decrease) in cash and cash equivalents	$33	$(246)

Operating Activities
     Our net cash provided by operating activities for the nine months ended September 30, 2009 increased $4.2 million from the same period in 2008. This increase is primarily attributed to changes in working capital and an increase in our cash operating results, partially offset by changes in other noncurrent assets and liabilities.
Financing Activities
     Cash used in financing activities for the nine months ended September 30, 2009 decreased $28.3 million from the same period in 2008 due to lower distributions paid to our partners due to the absence of proceeds from the sale of partnership interests in 2008, a $34.1 million capital contribution for the CHC Project from our parent in 2009, lower cash overdrafts and the absence of the costs associated with the refinancing of the $250.0 million revolver debt with the issuance of $250.0 million of 6.05 percent senior unsecured notes in 2008.
Investing Activities
     Cash used in investing activities for the nine months ended September 30, 2009 increased $32.3 million from the same period in 2008 due to increased capital expenditures, offset by lower advances to affiliates.
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
     In 2009, for the three-month periods ended December 31, 2008, March 31, 2009, and June 30, 2009, we made distributions of available cash of $32.0 million, $33.0 million, and $35.0 million, respectively, to our partners, representing cash in excess of working capital requirements and reserves established by the management committee as necessary for the conduct of our business.

Short-Term Liquidity
     We fund our working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Williams Credit Facility (described below) and return of advances made to Williams.
     We invest cash through participation in Williams’ cash management program. At September 30, 2009, the advances due to us by Williams totaled approximately $92.1 million. The advances are represented by one or more demand notes. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ excess cash, which was approximately 0.13 percent at September 30, 2009.
Credit Agreement
     Williams’ unsecured $1.5 billion revolving Credit Facility terminates in May 2012. We have access to $400 million under the Credit Facility to the extent not otherwise utilized by Williams. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. Williams is required to pay a commitment fee (currently 0.125 percent per annum) based on the unused portion of the Credit Facility. The applicable margin is based on the specific borrower’s senior unsecured long-term debt ratings. As of September 30, 2009, there were no letters of credit issued by the participating institutions and no revolving credit loans outstanding.
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
     We anticipate 2009 capital expenditures will be between $125 million and $160 million. Of this total, $100 million to $135 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Our gross expenditures for property, plant and equipment additions were $110.5 million and $57.7 million for the nine months ended September 30, 2009 and 2008, respectively. The $52.8 million increase is primarily attributed to expenditures related to the CHC Project.
CREDIT RATINGS
     During the third quarter of 2009, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At September 30, 2009, the evaluation of our credit rating is “stable” from all three agencies.
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
Third-Quarter 2009 Changes in Internal Controls
     There have been no changes during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Date: October 29, 2009

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