Form 10-Q
period 2010-03-31
NORTHWEST PIPELINE GP
filed 2010-05-05
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other

i

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
     Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
OPERATING REVENUES	$106,110	$111,548

OPERATING EXPENSES:
General and administrative	14,140	16,831
Operation and maintenance	15,501	17,061
Depreciation	21,970	21,659
Regulatory credits	(460)	(594)
Taxes, other than income taxes	4,668	3,439

Total operating expenses	55,819	58,396

Operating income	50,291	53,152

OTHER INCOME — net:
Interest income —
Affiliated	4	24
Other	1	3
Allowance for equity funds used during construction	277	114
Miscellaneous other income (expense), net	(620)	50

Total other income (expense) — net	(338)	191

INTEREST CHARGES:
Interest on long-term debt	11,128	11,110
Other interest	1,079	1,385
Allowance for borrowed funds used during construction	(137)	(60)

Total interest charges	12,070	12,435

NET INCOME	$37,883	$40,908

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2010	2009
		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50	$402
Advance to affiliates	57,382	—
Accounts receivable -
Trade	38,031	40,442
Affiliated companies	561	4,514
Materials and supplies, less reserves of $46 at March 31, 2010 and $11 at December 31, 2009	9,958	9,960
Exchange gas due from others	3,273	4,089
Exchange gas offset	8,742	10,288
Prepayments and other	3,860	4,241

Total current assets	121,857	73,936

PROPERTY, PLANT AND EQUIPMENT, at cost	2,886,233	2,887,021
Less — Accumulated depreciation	963,919	950,708

Total property, plant and equipment, net	1,922,314	1,936,313

OTHER ASSETS:
Deferred charges	12,917	13,996
Regulatory assets	57,432	57,032

Total other assets	70,349	71,028

Total assets	$2,114,520	$2,081,277

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2010	2009
		(Restated)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable -
Trade	$7,719	$17,552
Affiliated companies	10,906	23,131
Accrued liabilities -
Taxes, other than income taxes	11,681	8,176
Interest	15,174	4,045
Exchange gas due to others	12,016	14,377
Other	5,075	5,270

Total current liabilities	62,571	72,551

LONG-TERM DEBT	701,486	693,437

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	109,965	108,139

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	1,031,862	1,027,862
Loan to affiliate	(38,670)	(105,431)
Retained earnings	246,922	284,319
Accumulated other comprehensive income	384	400

Total owners’ equity	1,240,498	1,207,150

Total liabilities and owners’ equity	$2,114,520	$2,081,277

See accompanying notes.

NORTHWEST PIPELINE GP
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
		(Restated)
OPERATING ACTIVITIES:
Net income	$37,883	$40,908
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	21,970	21,659
Regulatory credits	(460)	(594)
Amortization of deferred charges and credits	1,251	1,275
Allowance for equity funds used during construction	(277)	(114)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	2,411	2,664
Affiliated receivables	3,953	19
Exchange gas due from others	2,362	5,818
Materials and supplies	2	(6)
Other current assets	381	1,047
Trade accounts payable	(3,503)	(2,418)
Affiliated payables	(12,225)	(2,274)
Exchange gas due to others	(2,361)	(5,818)
Other accrued liabilities	14,439	11,950
Changes in noncurrent assets and liabilities:
Deferred charges	(912)	(1,823)
Other deferred credits	1,632	1,334

Net cash provided by operating activities	66,546	73,627

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	8,000	—
Capital contribution from Williams	4,000	—
Distributions paid	(75,280)	(32,000)
Changes in cash overdrafts	(2,613)	(1,644)

Net cash used in financing activities	(65,893)	(33,644)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures*	(10,408)	(8,211)
Proceeds from sales	24	677
Repayments from (Advances to) affiliates	9,379	(32,128)

Net cash used in investing activities	(1,005)	(39,662)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(352)	321

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	402	345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50	$666

* Increases to property, plant and equipment	(6,691)	(5,532)
Changes in related accounts payable and accrued liabilities	(3,717)	(2,679)

Capital expenditures	(10,408)	(8,211)

Supplemental disclosures of non-cash transactions:
Adjustment to owners’ equity for benefit plans correction	$—	$(644)

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
General
     The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2009 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2010, and results of operations and cash flows for the three months ended March 31, 2010 and 2009.
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
Corporate Structure and Control
     On January 1, 2010, Northwest Pipeline GP (Northwest) was owned 35 percent by Williams Pipeline Partners Holdings LLC, a wholly-owned subsidiary of Williams Pipeline Partners L.P. (WMZ) and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). On February 17, 2010, Williams completed a strategic restructuring in which it contributed its ownership in WGPC Holdings LLC to Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership which is controlled by and consolidated with Williams. Through its ownership interests in each of our partners, Williams indirectly owns 71.3 percent of Northwest as of February 17, 2010.
     WPZ has stated that it intends to conduct an exchange offer for the outstanding publicly traded common units of WMZ (the WMZ Exchange Offer) at a future date or propose a merger to WMZ’s holders. Assuming the exchange or merger of 100 percent of the publicly held common units of WMZ, WPZ will own a 100 percent interest in Northwest and Williams will hold an approximate 80 percent interest in WPZ, comprised of an approximately 78 percent limited partner interest and all of the 2 percent general partner interest.
     In this report, Northwest is at times referred to in the first person as “we”, “us” or “our.”
Basis of Presentation
     The financial statements previously included the accounts of Northwest and Northwest Pipeline Services, LLC (Services Company), which was a variable interest entity (VIE) for which Northwest was considered the primary beneficiary.
     As a result of Williams’ strategic restructuring on February 17, 2010, we have reevaluated the status of the Services Company as a consolidated VIE and have concluded that the Services Company is no longer considered a VIE, and therefore, will no longer be consolidated.
     FASB (Topic 250), “Accounting Changes and Error Corrections,” requires that when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statement of all prior periods to show financial information for the new reporting entity.
     The impact of these retrospective adjustments decreased accrued employee costs and increased accounts payable to affiliated companies as of December 31, 2009. These retrospective adjustments had no

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
impact on net income.
Restatement
     As discussed in our 2009 Annual Report on Form 10-K, on January 20, 2010, we concluded that our financial statements for the year ended December 31, 2008 should be restated due to the manner in which we had presented and recognized pension and postretirement obligations in certain benefit plans for which Williams is the plan sponsor. We concluded that the impact of the error is not material to any of the three quarterly periods of 2009.
2. CONTINGENT LIABILITIES AND COMMITMENTS
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
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB), contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities needed to bring the sites up to Washington’s current environmental standards. At March 31, 2010, we had accrued liabilities totaling approximately $7.8 million for these costs which are expected to be incurred through 2015. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. We consider these costs associated with compliance with environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be primarily capital in nature and range between $65 million and $85 million over the remaining assessment period of 2010 through 2012. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Cash Distributions to Partners
     On or before the end of the calendar month following each quarter available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement. During January 2010, we declared and paid equity distributions of $36.0 million to our partners.
     In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. As a result of the restructuring, we became a participant in the WPZ cash management program. In February 2010, our management committee authorized a cash distribution of $39.3 million, which included the amount of our outstanding advances as of January 31, 2010. As a result of the February distribution, no additional distributions have been declared or paid. Accordingly, the balance owed by Williams to us pursuant to the cash management program at December 31, 2009 is reflected as a reduction of our Owners’ Equity as the advances were not available to us as working capital.
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Line of Credit Arrangements
     On February 17, 2010, Williams completed a strategic restructuring, pursuant to which Williams contributed substantially all of its domestic midstream and pipeline businesses, which includes Williams’ interest in us, into WPZ. We are now a partially-owned subsidiary of WPZ. As part of the restructuring, we were removed as borrowers under the $1.5 billion credit facility we shared as co-borrowers with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco). On February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (Credit Facility) with WPZ and Transco, as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We have access to borrow up to $400 million under the Credit Facility to the extent not

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
otherwise utilized by WPZ and Transco. At closing, WPZ utilized $250 million of the Credit Facility to repay the term loan that was outstanding under its previous facility. As of March 31, 2010, the loans outstanding under the Credit Facility were reduced to $108 million using available cash.
     Each time funds are borrowed, we may choose from two methods of calculating interest: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus an applicable margin, or (2) a periodic fixed rate equal to LIBOR plus an applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank, N.A.’s publicly announced base rate, and (iii) one month LIBOR plus 1.0 percent. WPZ is required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the Credit Facility. The applicable margin and the commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings.
     The Credit Facility contains various covenants that limit, among other things, a borrowers’ and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default and allow any material change in the nature of its business.
     Under the Credit Facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios will be tested, beginning June 30, 2010, at the end of each fiscal quarter (with the first full year measured on an annualized basis).
     The Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.
     During February 2010, we borrowed $8.0 million under the Credit Facility. We repaid the $8.0 million on April 1, 2010. As of March 31, 2010, $108 million of revolving credit loans, $8.0 million of which were associated with us, were outstanding under the Credit Facility, and no letters of credit were issued by the participating institutions.
4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.
Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $701.5 million and $772.9 million, respectively, at March 31, 2010, and $693.4 million and $753.2 million, respectively, at December 31, 2009.
5. TRANSACTIONS WITH AFFILIATES
     Through January 31, 2010 we were a participant in Williams’ cash management program and made advances to and received advances from Williams. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. In February 2010, our management committee authorized a cash distribution which included the amount of our outstanding advances as of January 31, 2010. Accordingly, the $66.8 million balance owed by Williams to us pursuant to the cash

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
management program at December 31, 2009 is reflected as a reduction of our Owners’ Equity as the advances were not available to us as working capital. As a result of the restructuring, we became a participant in WPZ’s cash management program. At March 31, 2010, the advances due to us by Williams and WPZ totaled approximately $25.1 million and $32.3 million, respectively. These advances are represented by demand notes. The interest rate on these demand notes is based upon the overnight investment rate paid on Williams’ and WPZ’s excess cash, which was approximately 0.03 percent and 0.01 percent, respectively, at March 31, 2010. We received interest income from advances to our affiliates of $4 thousand and $24 thousand during the three months ended March 31, 2010 and 2009, respectively. Such interest income is included in “Other Income — net: Interest income — Affiliated” on the accompanying Statements of Income.
     Williams’ corporate overhead expenses allocated to us were $4.9 million and $4.7 million for the three months ended March 31, 2010 and 2009, respectively. WPZ’s overhead expenses allocated to us were $0.1 million for the three months ended March 31, 2010. Such expenses have been allocated to us by Williams and WPZ primarily based on the Modified Massachusetts formula, which is a FERC-approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $3.4 million and $3.9 million for the three months ended March 31, 2010 and 2009, respectively. These expenses are included in “General and administrative expense” on the accompanying Statements of Income. A portion of such expenses relates to the compensation of our principal executive officer, principal financial officer and three other most highly compensated officers.
     Employee costs include compensation, employee benefit plan costs, and all related administrative costs for services provided by an affiliate, Northwest Pipeline Services, LLC. We were billed $11.9 million and $13.6 million in the three months ended March 31, 2010 and 2009, respectively, for salaries, benefits, bonuses and incentive compensation. Additionally, we were billed $1.5 million and $2.4 million in the three months ended March 31, 2010 and 2009, respectively, for pension and self-insurance costs. Such expenses and the related intercompany obligations are reported on the accompanying Statement of Income and Balance Sheet, respectively.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $0.7 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively.
     Through July 2009, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we paid monthly rent equal to the revenues collected from transportation services on the lateral, less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.5 million for the three month period ended March 31, 2009, is included in “Operation and maintenance expense” on the accompanying Statements of Income. The lease was terminated on August 1, 2009.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2010	2009*
		(Restated)
	(Thousands of Dollars)
Net income	$37,883	$40,908
Amortization of cash flow hedges	(15)	(16)

Total comprehensive income	$37,868	$40,892

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS

*	Prior year amount has been restated to reflect accounting for pension and postretirement benefit obligations on a multi-employer accounting model (see Note 1 of Notes to Financial Statements). The effect of the restatement decreased Total comprehensive income by $1.0 million for the three months ended March 31, 2009.

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
Sundance Trail Expansion
     In November 2009, we received approval from the FERC to construct approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to our existing Vernal compressor station, with service targeted to commence in November 2010. The total project is estimated to cost approximately $60 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of our system. We executed a precedent agreement to provide 150 MDth per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. We have proposed to collect our maximum system rates, and have received approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases.
GENERAL
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2009 Annual Report on Form 10-K and with the financial statements and notes thereto contained within this document.

RESULTS OF OPERATIONS
Analysis of Financial Results
     This analysis discusses financial results of our operations for the three-month periods ended March 31, 2010 and 2009. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Our operating revenues decreased $5.4 million, or 5 percent. This decrease is primarily attributed to i) lower firm transportation commodity revenues of $1.3 million due primarily to warmer weather in our market area and lower off-system deliveries on the southern end of the system, ii) lower Parachute Lateral lease revenues of $2.6 million resulting from the termination of the Parachute Lateral lease on August 1, 2009, iii) lower revenues of $0.5 million resulting from the termination of the Everett Delta Lateral lease on November 9, 2009, and iv) lower other revenues of $1.0 million resulting from the absence of sublease income attributed to the restructuring of the Salt Lake City headquarters building lease. These decreases were partially offset by an increase in firm transportation under long-term contracts. The revenue decreases from the Parachute and Everett Delta laterals as well as the reduction in building sublease revenues is substantially offset by decreases in lease expenses as described below.
     Our transportation service accounted for 96 percent and 95 percent of our operating revenues for the three-months ended March 31, 2010 and 2009, respectively. Natural gas storage service accounted for 4 percent of operating revenues for each of the three-month periods ended March 31, 2010 and 2009.
     Operating expenses decreased $2.6 million, or 4 percent, due primarily to i) the termination of the Parachute and Everett Delta leases, resulting in lower lease expense of $3.0 million and ii) the restructuring of the Salt Lake City headquarters building lease resulting in lower building lease expense of $1.3 million. These decreases were partially offset by higher property taxes of $1.3 million primarily attributed to a $1.5 million reduction in 2009 for lower than anticipated mill levies.
Operating Statistics
     The following table summarizes volumes and capacity for the periods indicated:

	Quarter Ended March 31,
	2010	2009
	(In trillion British Thermal
	Units)
Total Throughput (1)	179	224

Average Daily Transportation Volumes	2.0	2.5
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.8	2.6
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.3	0.6

1.	Parachute Lateral volumes of 23 trillion British thermal units (TBtu) in 2009 are excluded from total throughput as these volumes flowed under separate contracts that did not result in mainline throughput.

2.	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis. When the capacity is sold on a long-term basis, it is included above, under Base Firm Contracts.
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

     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreements. In January 2010, for the three-month period ended December 31, 2009, we distributed $36.0 million of available cash to our partners.
     In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. As a result of the restructuring, we became a participant in WPZ’s cash management program. In February 2010, our management committee authorized a cash distribution of $39.3 million, which included the amount of our outstanding advances as of January 31, 2010. As a result of the February distributions, no additional distributions have been declared or paid. Accordingly, the balance owed by Williams to us pursuant to the cash management program at December 31, 2009 is reflected as a reduction of our Owners’ Equity as the advances were not available to us as working capital.
     We fund our capital spending requirements with cash from operating activities, third party debt and contributions from our partners, and when necessary, with borrowings under the Credit Facility.
SOURCES (USES) OF CASH

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$66,546	$73,627
Financing activities	(65,893)	(33,644)
Investing activities	(1,005)	(39,662)

Increase (decrease) in cash and cash equivalents	$(352)	$321

Operating Activities
     Our net cash provided by operating activities for the three months ended March 31, 2010 decreased $7.1 million from the same period in 2009. This decrease is primarily attributed to changes in working capital and lower cash operating results, partially offset by an increase in changes in noncurrent assets and liabilities.
Financing Activities
     Cash used in financing activities for the three months ended March 31, 2010 increased $32.2 million from the same period in 2009 due to higher distributions paid to partners and lower cash overdrafts, partially offset by borrowings from the Credit Facility and contributions from Williams.
Investing Activities
     Cash used in investing activities for the three months ended March 31, 2010 decreased $38.7 million from the same period in 2009 due to repayments from affiliates, partially offset by higher capital expenditures.

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
     In January 2010, for the three-month period ended December 31, 2009, we made distributions of available cash of $36.0 million to our partners, representing cash in excess of working capital requirements and reserves established by the management committee as necessary for the conduct of our business. In February 2010, we made a distribution of $39.3 million to our partners, which included the amount of our outstanding advances as of January 31, 2010.
Short-Term Liquidity
     We fund our working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the Credit Facility (described below) and return of advances previously made to WPZ.
     We invest cash through participation in WPZ’s cash management program. At March 31, 2010, the advances due to us by WPZ totaled approximately $32.3 million. At March 31, 2010, the advances due to us by Williams totaled approximately $25.1 million. These advances are represented by one or more demand obligations. The interest rate on these demand notes was based upon the overnight investment rate paid on WPZ’s and Williams’ excess cash, which was approximately 0.01 percent and 0.03 percent, respectively, at March 31, 2010.
Credit Agreement
     As part of the restructuring, we were removed as borrowers under the $1.5 billion credit facility we shared as co-borrowers with Williams and Transco. On February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (Credit Facility) with WPZ and Transco, as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We have access to borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by WPZ and Transco. Interest is calculated based on a choice of two methods: (i) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus an applicable margin, or (2) a periodic fixed rate equal to LIBOR plus an applicable margin. The adjusted base rate will be the highest of (1) the federal funds rate plus 0.5 percent, (ii) Citibank, N.A.’s publicly announced base rate, and (iii) one month LIBOR plus 1.0 percent. WPZ is required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the Credit Facility. The applicable margin and the commitment fee are based on the borrower’s senior unsecured long-term debt ratings.
     Under the Credit Facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios will be tested, beginning June 30, 2010, at the end of each fiscal quarter.
     The Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.
     As of March 31, 2010, there were no letters of credit issued by the participating institutions under the Credit Facility, and revolving credit loans of $108.0 million, $8.0 million of which were associated with us, were outstanding.

CAPITAL REQUIREMENTS
     The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.
     We anticipate 2010 capital expenditures will be between $120 million and $140 million. Of this total, $95 million to $115 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Our property, plant and equipment additions were $6.7 million and $5.5 million for the three months ended March 31, 2010 and 2009, respectively.
CREDIT RATINGS
     During the first quarter of 2010, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At March 31, 2010, our credit rating outlook is “stable” from Moody’s Investors Service and Fitch Ratings. On January 12, 2010, Standard and Poor’s revised our ratings outlook to “positive” from “stable.”
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
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios.
OTHER
Off-Balance Sheet Arrangements
     We have no guarantees of off-balance sheet debt to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in Williams’, WPZ’s or our credit ratings.
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
Environmental Matters
     Please see “Item 1. Financial Statements — Notes to Financial Statements: Note 2. Contingent Liabilities and Commitments — Environmental Matters.”
Safety Matters
     Please see “Item 1. Financial Statements — Notes to Financial Statements: Note 2. Contingent Liabilities and Commitments — Safety Matters — Pipeline Integrity Regulations.”
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009. Our exposures to market risk have not changed materially since December 31, 2009.

Item 4(T). Controls and Procedures
     Our management, including our Senior Vice President and our Vice President and Treasurer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Northwest have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
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
     In the first quarter of 2010 and related to our financial statements for the period ended December 31, 2009, we identified a material weakness related to the manner in which we presented and recognized certain pension and post retirement obligations in certain benefit plans for which Williams is the plan sponsor.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     We had previously recorded Williams-allocated amounts related to these benefit plans on a single-employer basis rather than a multi-employer accounting model. As the plan assets are not legally segregated and we are not contractually required to assume these obligations upon withdrawal, we concluded that the appropriate accounting model for these historical financial statements is a multi-employer model. We corrected our method of accounting for the Williams-allocated amounts related to certain pension and post retirement plans to the multi-employer model and this change was reflected in our financial statements for the period ended December 31, 2009. We also enhanced our controls that ensure proper selection and application of generally accepted accounting principles. We consider this material weakness to be remediated as of March 31, 2010.
First-Quarter 2010 Changes in Internal Controls
     Other than described above, there have been no changes during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference.
Item 1A. RISK FACTORS.
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed.
Item 6. EXHIBITS.
     The following instruments are included as exhibits to this report.

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (filed October 2, 2007 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (filed January 30, 2008 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

10(a)
Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s current report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated herein by reference.

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

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP Registrant
By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: May 5, 2010

EXHIBIT INDEX

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (filed October 2, 2007 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (filed January 30, 2008 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

10(a)
Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.5 to Williams Partners L.P.’s current report on Form 8-K, filed on February 22, 2010 (File No. 001-32599) and incorporated herein by reference.

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

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith.