Form 10-Q
period 2010-06-30
NORTHWEST PIPELINE GP
filed 2010-07-29
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice,

ii

based upon changes in such factors, our assumptions or otherwise.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

OPERATING REVENUES	$102,578	$107,756	$208,688	$219,304

OPERATING EXPENSES:
General and administrative	13,713	15,987	27,853	32,818
Operation and maintenance	17,462	20,505	32,963	37,566
Depreciation	21,933	21,629	43,903	43,288
Regulatory credits	(341)	(591)	(801)	(1,185)
Taxes, other than income taxes	4,392	3,213	9,060	6,652

Total operating expenses	57,159	60,743	112,978	119,139

Operating income	45,419	47,013	95,710	100,165

OTHER INCOME — net:
Interest income —
Affiliated	5	27	9	51
Other	2	9	3	12
Allowance for equity funds used during construction	456	360	733	474
Miscellaneous other (expense) income, net	(25)	53	(645)	103

Total other income — net:	438	449	100	640

INTEREST CHARGES:
Interest on long-term debt	11,110	11,109	22,238	22,219
Other interest	532	1,378	1,611	2,763
Allowance for borrowed funds used during construction	(201)	(187)	(338)	(247)

Total interest charges	11,441	12,300	23,511	24,735

INCOME BEFORE INCOME TAXES	34,416	35,162	72,299	76,070

INCOME TAXES	38	—	38	—

NET INCOME	$34,378	$35,162	$72,261	$76,070

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2010	2009
		(Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63	$402
Advance to affiliates	75,736	—
Accounts receivable —
Trade	34,309	40,442
Affiliated companies	268	4,514
Materials and supplies, less reserves of $122 at June 30, 2010 and $11 at December 31, 2009	10,420	9,960
Exchange gas due from others	2,081	4,089
Exchange gas offset	4,169	10,288
Prepayments and other	4,706	4,241

Total current assets	131,752	73,936

PROPERTY, PLANT AND EQUIPMENT, at cost	2,905,710	2,887,021
Less — Accumulated depreciation	986,195	950,708

Total property, plant and equipment, net	1,919,515	1,936,313

OTHER ASSETS:
Deferred charges	12,452	13,996
Regulatory assets	57,743	57,032

Total other assets	70,195	71,028

Total assets	$2,121,462	$2,081,277

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2010	2009
		(Restated)

LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—
Trade	$9,049	$17,552
Affiliated companies	10,495	23,131
Accrued liabilities —
Taxes, other than income taxes	10,476	8,176
Interest	4,045	4,045
Exchange gas due to others	9,246	14,377
Other	4,353	5,270

Total current liabilities	47,664	72,551

LONG-TERM DEBT	693,535	693,437

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	105,403	108,139

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	1,031,862	1,027,862
Loan to affiliate	(38,670)	(105,431)
Retained earnings	281,299	284,319
Accumulated other comprehensive income	369	400

Total owners’ equity	1,274,860	1,207,150

Total liabilities and owners’ equity	$2,121,462	$2,081,277

See accompanying notes.

NORTHWEST PIPELINE GP
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
		(Restated)

OPERATING ACTIVITIES:
Net Income	$72,261	$76,070
Adjustments to reconcile to net cash provided by operating activities —
Depreciation	43,903	43,288
Regulatory credits	(801)	(1,185)
Amortization of deferred charges and credits	1,905	2,566
Allowance for equity funds used during construction	(733)	(474)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	6,133	4,642
Affiliated receivables	4,246	30
Exchange gas due from others	5,132	6,687
Materials and supplies	(460)	(144)
Other current assets	(465)	(347)
Trade accounts payable	(905)	9,545
Affiliated payables	(12,636)	5,547
Exchange gas due to others	(5,132)	(6,687)
Other accrued liabilities	1,382	(2,204)
Changes in noncurrent assets and liabilities:
Deferred charges	(1,924)	(2,766)
Other deferred credits	3,129	(8,730)

Net cash provided by operating activities	115,035	125,838

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	8,000	—
Retirement of long-term debt	(8,000)	—
Capital contribution from Williams	4,000	12,200
Distributions paid	(75,280)	(65,000)
Changes in cash overdrafts	(3,361)	(794)

Net cash used in financing activities	(74,641)	(53,594)

INVESTING ACTIVITIES:
Property, plant and equipment —
Capital expenditures*	(34,438)	(44,779)
Proceeds from sales	2,680	274
Advances to affiliates	(8,975)	(27,726)

Net cash used in investing activities	(40,733)	(72,231)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(339)	13
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402	345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63	$358

___________
* Increases to property plant and equipment	$(30,201)	$(47,785)
Changes in related accounts payable and accrued liabilities	(4,237)	3,006

Capital expenditures	$(34,438)	$(44,779)

Supplemental disclosures of non-cash transactions:
Loans to affiliate reclassified to equity	$—	$(6,732)
See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
General
     The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2009 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2010, and results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     In this report, Northwest Pipeline GP (Northwest) is at times referred to in the first person as “we”, “us” or “our.”
Corporate Structure and Control
     On January 1, 2010, Northwest was owned 35 percent by Williams Pipeline Partners Holdings LLC, a wholly-owned subsidiary of Williams Pipeline Partners L.P. (WMZ) and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). On February 17, 2010, Williams completed a strategic restructuring in which it contributed its ownership in WGPC Holdings LLC to Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership which is controlled by and consolidated with Williams. Through its ownership interests in each of our partners, Williams indirectly owns 71.3 percent of Northwest as of February 17, 2010.
     On May 24, 2010, WPZ and WMZ entered into a merger agreement (Merger Agreement) providing for the merger of WMZ into WPZ (the Merger). The Merger and the Merger Agreement are described in detail in the Registration Statement on Form S-4 initially filed by WPZ on June 9, 2010 and in WPZ’s and WMZ’s joint proxy statement/prospectus dated July 15, 2010 that is being provided to holders of record of WMZ’s units at the close of business on July 15, 2010, who are the holders of WMZ’s units who will be entitled to vote on the Merger at the special meeting of WMZ’s unitholders scheduled for August 31, 2010. If the Merger is approved at that meeting, it is anticipated that the Merger will be consummated shortly thereafter, and all of WMZ’s units not already held by WPZ will be exchanged for WPZ units at an exchange ratio of 0.7584 of WPZ units for each WMZ unit. Assuming the Merger is completed, WPZ will own a 100 percent interest in Northwest and Williams will hold an approximate 80 percent interest in WPZ, comprised of an approximate 78 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
Basis of Presentation
     The financial statements prior to 2010 included the accounts of Northwest and Northwest Pipeline Services, LLC (Services Company), which was a variable interest entity (VIE) for which Northwest was considered the primary beneficiary. As a result of Williams’ strategic restructuring on February 17, 2010, which reorganized entities under common control, we have reevaluated the status of the Services Company as a consolidated VIE and have concluded that the Services Company is no longer considered a VIE, and therefore, will no longer be consolidated.
     The Financial Accounting Standards Board (Topic 250), “Accounting Changes and Error Corrections,” requires that when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statement of all prior periods to show financial information for the new reporting entity.
     The impact of these retrospective adjustments decreased accrued employee costs and increased accounts payable to affiliated companies as of December 31, 2009. These retrospective adjustments had no impact on net income.

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
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
Environmental Matters
     We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that we are in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, the Federal Energy Regulatory Commission (FERC) would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material effect upon our financial position or results of operations.
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At June 30, 2010, we had accrued liabilities totaling approximately $7.4 million for these costs which are expected to be incurred through 2015. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA currently anticipates finalization of the new ground-level ozone standard in August 2010 and anticipates designation of new eight-hour ozone non-attainment areas under the new August 2010 ozone NAAQS standards in July 2011. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment.

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
     Additionally, in August 2010, the EPA is expected to promulgate National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the pending hazardous air pollutant regulations are estimated to include costs in the range of $6 million to $9 million through 2013, the expected compliance date.
     Furthermore, the EPA promulgated the Greenhouse Gas (GHG) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion sources to report GHG emissions to the EPA annually beginning March 31, 2011 for calendar year 2010. Subsequently, the EPA proposed additional reporting requirements on April 12, 2010 to address fugitive/vented GHG emissions from petroleum and natural gas facilities. Final promulgation of the additional reporting requirements is expected by late 2010, with an effective date of January 1, 2011. At such time, facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually beginning March 31, 2012 for calendar year 2011. Compliance with this reporting obligation is estimated to cost $3 million to $5 million over the next four to five years.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour NO2 National Ambient Air Quality Standard. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. In meeting the integrity regulations, we have identified high consequence areas and completed our baseline assessment plan. We are on schedule to complete the required assessments within specified timeframes. Currently, we estimate that the cost to perform required assessments and associated remediation will be primarily capital in nature and range between $80 million and $95 million over the remaining assessment period of 2010 through 2012. Our management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
Cash Distributions to Partners
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves as established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement. During January 2010, we declared and paid equity distributions of $36.0 million to our partners. During July 2010, we declared and paid equity distributions of $39.5 million to our partners.

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
     In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. As a result of the restructuring, we became a participant in the WPZ cash management program. In February 2010, our management committee authorized a cash distribution of $39.3 million.
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Line of Credit Arrangements
     Prior to Williams’ restructuring of its business, we participated in Williams’ unsecured $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. As part of the restructuring, we were removed as borrowers under the Credit Facility, and on February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (New Credit Facility) with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by WPZ and Transco. At closing, WPZ borrowed $250 million under the New Credit Facility to repay the term loan outstanding under its existing senior unsecured credit agreement.
     Interest on borrowings under the New Credit Facility is payable at rates per annum equal to, at the option of the borrower: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus an applicable margin, or (2) a periodic fixed rate equal to London Interbank Offered Rate (LIBOR) plus an applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank, N.A.’s publicly announced base rate, and (iii) one month LIBOR plus 1.0 percent. WPZ pays a commitment fee (currently 0.5 percent) based on the unused portion of the New Credit Facility. The applicable margin and the commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings.
     The New Credit Facility contains various covenants that limit, among other things, the borrowers’ and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of its business.
     Under the New Credit Facility, WPZ is required to maintain a ratio of debt to Earnings Before Income Taxes, Interest, Depreciation and Amortization (EBITDA) (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios is tested at the end of each fiscal quarter (with the first full year measured on an annualized basis). At June 30, 2010, we are in compliance with this covenant.
     The New Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
     During February 2010, we borrowed $8.0 million under the Credit Facility. We repaid the $8.0 million on April 1, 2010. As of June 30, 2010, there were no revolving credit loans outstanding under the New Credit Facility, and no letters of credit were issued by the participating institutions.

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.
Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.5 million and $773.9 million, respectively, at June 30, 2010, and $693.4 million and $753.2 million, respectively, at December 31, 2009.
5. TRANSACTIONS WITH AFFILIATES
     Through January 31, 2010 we were a participant in Williams’ cash management program and made advances to and received advances from Williams. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. In February 2010, our management committee authorized a cash distribution of $39.3 million. As of June 30, 2010, cash advances to Williams at June 30, 2010 of $38.7 million remain outstanding. The balances owed by Williams to us pursuant to the cash management program at December 31, 2009 and June 30, 2010 are reflected as a reduction of our Owners’ Equity as the advances were not available to us as working capital. As a result of the restructuring, we became a participant in WPZ’s cash management program. At June 30, 2010, the advances due to us by WPZ totaled $75.7 million. The advances are represented by demand notes. The interest rate on the WPZ demand notes is based upon the overnight investment rate paid on WPZ’s excess cash, which was approximately 0.01 percent at June 30, 2010. We received interest income from advances to our affiliates of $5 thousand and $9 thousand during the three and six months ended June 30, 2010, respectively, and $27 thousand and $51 thousand during the three and six months ended June 30, 2009, respectively. Such interest income is included in “Other Income — net: Interest income — Affiliated” on the accompanying Statements of Income.
     Williams’ corporate overhead expenses allocated to us were $4.3 million and $9.1 million for the three and six months ended June 30, 2010, respectively, and $4.8 million and $9.6 million for the three and six months ended June 30, 2009, respectively. WPZ’s overhead expenses allocated to us were $0.2 million and $0.4 million for the three and six months ended June 30, 2010, respectively. Such expenses have been allocated to us by Williams and WPZ primarily based on the Modified Massachusetts formula, which is a FERC-approved method utilizing a combination of net revenues, gross payroll and gross plant for the allocation base. In addition, Williams or an affiliate has provided executive, data processing, legal, accounting, internal audit, human resources and other administrative services to us on a direct charge basis, which totaled $3.6 million and $7.0 million for the three and six months ended June 30, 2010, respectively, and $4.1 million and $8.0 million for the three and six months ended June 30, 2009, respectively. These expenses are included in “General and administrative expense” on the accompanying Statements of Income. A portion of such expenses relates to the compensation of our principal executive officer, principal financial officer and three other most highly compensated officers.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $0.8 million and $1.5 million for the three and six months ended June 30, 2010, respectively, and $3.6 million and $7.2 million for the three and six months ended June 30, 2009, respectively.
     Through July 2009, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we paid monthly rent equal to the revenues collected from transportation services on the lateral less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $2.5 million and $5.0 million for the three and six months ended June 30, 2009, respectively, is included in “Operation and maintenance expense” on the accompanying Statements of Income. The lease was terminated on August 1,

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
2009.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009*	2010	2009*
		(Restated)		(Restated)
		(Thousands of Dollars)

Net income	$34,378	$35,162	$72,261	$76,070
Amortization of cash flow hedges	(16)	(15)	(31)	(31)

Total comprehensive income	$34,362	$35,147	$72,230	$76,039

*	Prior year amount has been restated to reflect accounting for pension and postretirement benefit obligations on a multi-employer accounting model (see Note 1 of Notes to Financial Statements). The effect of the restatement decreased Total comprehensive income by $0.8 million and $1.8 million for the three and six months ended June 30, 2009, respectively.

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
Sundance Trail Expansion
     In November 2009, we received approval from the FERC to construct approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to our existing Vernal compressor station, with service targeted to commence in November 2010. The total project, currently under construction, is estimated to cost approximately $60 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of our system. We executed a transportation service agreement to provide 150 MDth per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. We will collect our maximum system rates under the firm service agreement, and have received approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases.
GENERAL
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2009 Annual Report on Form 10-K and with the financial statements and notes thereto contained within this document.

RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three and six-month periods ended June 30, 2010 and 2009. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Our operating revenues decreased $5.2 million, or 5 percent. This decrease is primarily attributed to i) lower Parachute Lateral lease revenues of $2.6 million resulting from the termination of the Parachute Lateral lease on August 1, 2009, ii) lower other revenues of $1.0 million resulting from the absence of sublease income attributed to the restructuring of the Salt Lake City headquarters building lease, iii) lower revenues of $0.9 million resulting from the termination of the Everett Delta Lateral lease on November 9, 2009, and iv) lower firm transportation commodity revenues of $0.7 million due primarily to mild weather in our market area and lower off-system deliveries on the southern end of the system. The revenue decreases from the Parachute and Everett Delta laterals as well as the reduction in building sublease revenues is substantially offset by decreases in lease expenses as described below.
     Our transportation service accounted for 97 percent and 95 percent of our operating revenues for the three-months ended June 30, 2010 and 2009, respectively. Natural gas storage service accounted for 3 percent and 4 percent of operating revenues for the three-months ended June 30, 2010 and 2009, respectively.
     Operating expenses decreased $3.6 million, or 6 percent, due primarily to i) the termination of the Parachute and Everett Delta leases, resulting in lower lease expense of $3.4 million and ii) the restructuring of the Salt Lake City headquarters building lease resulting in lower building lease expense of $1.2 million. These decreases were partially offset by higher property taxes of $1.0 million primarily attributed to a $1.1 million reduction in 2009 for lower than anticipated mill levies.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Our operating revenues decreased $10.6 million, or 5 percent. This decrease is primarily attributed to i) lower Parachute Lateral lease revenues of $5.2 million resulting from the termination of the Parachute Lateral lease on August 1, 2009, ii) lower other revenues of $2.0 million resulting from the absence of sublease income attributed to the restructuring of the Salt Lake City headquarters building lease, iii) lower firm transportation commodity revenues of $2.0 million due primarily to mild weather in our market area and lower off-system deliveries on the southern end of the system, and iv) lower revenues of $1.4 million resulting from the termination of the Everett Delta Lateral lease on November 9, 2009. The revenue decreases from the Parachute and Everett Delta laterals as well as the reduction in building sublease revenues is substantially offset by decreases in lease expenses as described below.
     Our transportation service accounted for 97 percent and 95 percent of our operating revenues for the six-months ended June 30, 2010 and 2009, respectively. Natural gas storage service accounted for 3 percent and 4 percent of operating revenues for the six-months ended June 30, 2010 and 2009, respectively.
     Operating expenses decreased $6.2 million, or 5 percent, due primarily to i) the termination of the Parachute and Everett Delta leases, resulting in lower lease expense of $6.4 million and ii) the restructuring of the Salt Lake City headquarters building lease resulting in lower building lease expense of $2.5 million. These decreases were partially offset by higher property taxes of $2.4 million primarily attributed to a $2.6 million reduction in 2009 for lower than anticipated mill levies.
Operating Statistics
     The following table summarizes volumes and capacity for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In Trillion British Thermal Units)
Total Throughput (1)	156	173	336	397
Average Daily Transportation Volumes	1.7	1.9	1.9	2.2
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.8	2.6	2.8	2.6
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.2	0.5	0.3	0.6

(1)	Parachute Lateral volumes of 20 trillion British thermal units (TBtu) and 43 TBtu for the three and six months ended June 30, 2009, respectively, are excluded from total throughput as these volumes flowed under separate contracts that did not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis. When the capacity is sold on a long-term basis, it is included above, under Base Firm Contracts.
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
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreements. In January 2010, for the three-month period ended December 31, 2009, we distributed $36.0 million of available cash to our partners. In July 2010, we declared equity distributions of $39.5 million to our partners to be paid July 30, 2010.
     In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. As a result of the restructuring, we became a participant in WPZ’s cash management program. In February 2010, our management committee authorized a cash distribution of $39.3 million, which included the amount of our outstanding advances as of January 31, 2010. As of June 30, 2010, cash advances to Williams of $38.7 million remain outstanding and will not be available to us as working capital and are therefore reflected as a reduction in Owners’ Equity.
     We fund our capital spending requirements with cash from operating activities, third party debt and contributions from our partners, and when necessary, with borrowings under the New Credit Facility.

SOURCES (USES) OF CASH

	Six Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Net cash provided (used) by:
Operating activities	$115,035	$125,838
Financing activities	(74,641)	(53,594)
Investing activities	(40,733)	(72,231)

Increase (decrease) in cash and cash equivalents	$(339)	$13

Operating Activities
     Our net cash provided by operating activities for the six months ended June 30, 2010 decreased $10.8 million from the same period in 2009. This decrease is primarily attributed to changes in working capital and lower cash operating results, partially offset by an increase in changes in noncurrent assets and liabilities.
Financing Activities
     Cash used in financing activities for the six months ended June 30, 2010 increased $21.0 million from the same period in 2009 due to higher distributions paid to partners, and lower contributions from Williams.
Investing Activities
     Cash used in investing activities for the six months ended June 30, 2010 decreased $31.5 million from the same period in 2009 due primarily to lower capital expenditures and advances to affiliates as well as higher proceeds from sales of property, plant and equipment.
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
Short-Term Liquidity
     We fund our working capital and capital requirements with cash flows from operating activities, and, if required, borrowings under the New Credit Facility (described below) and return of advances made to WPZ.
     We invest cash through participation in WPZ’s cash management program. At June 30, 2010, the advances due to us by WPZ totaled approximately $75.7 million. The advances are represented by demand notes. The interest rate on the WPZ demand notes was based upon the overnight investment rate paid on WPZ’s excess cash, which was approximately 0.01 percent at June 30, 2010.
Credit Agreement
     As part of the restructuring, we were removed as borrowers under the $1.5 billion credit facility we shared as co-borrowers with Williams and Transco. On February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (New Credit Facility) with WPZ and Transco, as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by WPZ and Transco. Interest on borrowings under the New Credit Facility is payable at rates per annum equal to, at the option of the borrower: (1) a fluctuating base rate equal to Citibank, N.A.’s adjusted base rate plus an applicable margin, or (2) a periodic fixed rate equal to LIBOR plus an applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank, N.A.’s publicly announced base rate, and (iii) one month LIBOR plus 1.0 percent. WPZ pays a commitment fee (currently 0.5 percent) based on the unused portion of the New Credit Facility. The applicable margin and the commitment fee are based on the borrower’s senior unsecured long-term debt ratings.
     Under the New Credit Facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios is tested at the end of each fiscal quarter (with the first full year measured on an annualized basis). At June 30, 2010, we are in compliance with this covenant.
     The New Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
     As of June 30, 2010, there were no letters of credit issued by the participating institutions under the New Credit Facility, and no revolving credit loans were outstanding.
CAPITAL REQUIREMENTS
     The transmission and storage business can be capital intensive, requiring significant investment to maintain and upgrade existing facilities and construct new facilities.
     We anticipate 2010 capital expenditures will be between $120 million and $140 million. Of this total, $95 million to $115 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Our property, plant and equipment additions were $30.2 million and $47.8 million for the six months ended June 30, 2010 and 2009, respectively.
CREDIT RATINGS
     During the second quarter of 2010, the credit ratings on our senior unsecured long-term debt remained unchanged with investment grade ratings from all three agencies, as shown below.

Moody’s Investors Service	Baa2
Standard and Poor’s	BBB-
Fitch Ratings	BBB
     At June 30, 2010, our credit rating outlook is “stable” from Moody’s Investors Service and Fitch Ratings and “positive” from Standard and Poor’s.
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

Item 4. Controls and Procedures
     Our management, including our Senior Vice President and our Vice President and Treasurer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Northwest have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Second-Quarter 2010 Changes in Internal Controls
     There have been no changes during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Item 6. EXHIBITS.
     The following instruments are included as exhibits to this report.

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (filed October 2, 2007 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (filed January 30, 2008 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

10(a)	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Williams Pipeline Partners L.P.’s quarterly report on Form 10-Q, filed on July 29, 2010 (File No. 001-33917) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP
Registrant

By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: July 29, 2010

EXHIBIT INDEX

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (filed October 2, 2007 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (filed January 30, 2008 as Exhibit 3.1 to Northwest’s current report on Form 8-K) and incorporated herein by reference.

10(a)	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Williams Pipeline Partners L.P.’s quarterly report on Form 10-Q, filed on July 29, 2010 (File No. 001-33917) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith