Form 10-Q
period 2010-09-30
NORTHWEST PIPELINE GP
filed 2010-10-28
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

i

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
CONDENSED STATEMENTS OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING REVENUES	$103,562	$106,615	$312,250	$325,919

OPERATING EXPENSES:
General and administrative	13,514	16,114	41,367	48,932
Operation and maintenance	15,921	16,561	48,884	54,127
Depreciation	21,863	21,570	65,766	64,858
Regulatory credits	(431)	(608)	(1,232)	(1,793)
Taxes, other than income taxes	4,347	3,833	13,407	10,485

Total operating expenses	55,214	57,470	168,192	176,609

Operating income	48,348	49,145	144,058	149,310

OTHER INCOME — net
Interest income —
Affiliated	11	9	20	60
Other	—	1	3	13
Allowance for equity funds used during construction	759	848	1,492	1,322
Miscellaneous other income (expense), net	(144)	288	(789)	391

Total other income — net	626	1,146	726	1,786

INTEREST CHARGES:
Interest on long-term debt	11,110	11,110	33,348	33,329
Other interest	524	1,365	2,135	4,128
Allowance for borrowed funds used during construction	(337)	(444)	(675)	(691)

Total interest charges	11,297	12,031	34,808	36,766

INCOME BEFORE INCOME TAXES	37,677	38,260	109,976	114,330

INCOME TAXES	4	—	42	—

NET INCOME	$37,673	$38,260	$109,934	$114,330

See accompanying notes.

NORTHWEST PIPELINE GP
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$396	$402
Advances to affiliates	70,186	—
Accounts receivable -
Trade	35,434	40,442
Affiliated companies	334	4,514
Materials and supplies, less reserves of $88 at September 30, 2010 and $11 for December 31, 2009	10,008	9,960
Exchange gas due from others	1,209	4,089
Exchange gas offset	1,141	10,288
Prepayments and other	4,517	4,241

Total current assets	123,225	73,936

PROPERTY, PLANT AND EQUIPMENT, at cost	2,937,859	2,887,021
Less — Accumulated depreciation	1,004,252	950,708

Total property, plant and equipment, net	1,933,607	1,936,313

OTHER ASSETS:
Deferred charges	11,938	13,996
Regulatory assets	58,374	57,032

Total other assets	70,312	71,028

Total assets	$2,127,144	$2,081,277

See accompanying notes.

NORTHWEST PIPELINE GP
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
		(Restated)
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable-
Trade	$25,284	$17,552
Affiliated companies	9,540	23,131
Accrued liabilities -
Taxes, other than income taxes	14,091	8,176
Interest	15,155	4,045
Exchange gas due to others	7,035	14,377
Other	4,053	5,270

Total current liabilities	75,158	72,551

LONG-TERM DEBT	693,585	693,437

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	85,384	108,139

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	1,031,862	1,027,862
Loan to affiliate	(38,670)	(105,431)
Retained earnings	279,472	284,319
Accumulated other comprehensive income	353	400

Total owners’ equity	1,273,017	1,207,150

Total liabilities and owners’ equity	$2,127,144	$2,081,277

See accompanying notes.

NORTHWEST PIPELINE GP
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
		(Restated)
OPERATING ACTIVITIES:
Net Income	$109,934	$114,330
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	65,766	64,858
Regulatory credits	(1,232)	(1,793)
Gain on sale of property, plant and equipment	—	(243)
Amortization of deferred charges and credits	1,864	3,788
Allowance for equity funds used during construction	(1,492)	(1,322)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	5,008	3,182
Affiliated receivables	4,180	659
Exchange gas due from others	7,342	10,425
Materials and supplies	(48)	(93)
Other current assets	(276)	661
Trade accounts payable	7,693	6,745
Affiliated payables	(13,591)	(6,964)
Exchange gas due to others	(7,342)	(10,425)
Other accrued liabilities	15,806	10,036
Changes in noncurrent assets and liabilities:
Deferred charges	(3,105)	(3,487)
Other deferred credits	5,118	4,210

Net cash provided by operating activities	195,625	194,567

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	8,000	—
Retirement of long-term debt	(8,000)	—
Capital contribution from Williams	4,000	34,050
Distributions paid	(114,780)	(100,000)
Changes in cash overdrafts	(1,106)	(415)

Net cash used in financing activities	(111,886)	(66,365)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures*	(84,958)	(102,577)
Proceeds from sales	4,638	549
Advances to affiliates	(3,425)	(26,141)

Net cash used in investing activities	(83,745)	(128,169)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6)	33
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	402	345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$396	$378

* Increases to property, plant and equipment	$(86,103)	$(110,544)
Changes in related accounts payable and accrued liabilities	1,145	7,967

Capital expenditures	$(84,958)	$(102,577)

Supplemental disclosures of non-cash transactions:	$—	$(5,005)
Loans to affiliate reclassified to equity
See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
General
     The accompanying interim condensed financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our 2009 Annual Report on Form 10-K. The accompanying unaudited condensed financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2010, and results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.
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
Corporate Structure and Control
     On January 1, 2010, Northwest was owned 35 percent by Williams Pipeline Partners Holdings LLC, a wholly-owned subsidiary of Williams Pipeline Partners L.P. (WMZ) and 65 percent by WGPC Holdings LLC, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). On February 17, 2010, Williams completed a strategic restructuring in which it contributed its ownership in WGPC Holdings LLC to Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership which is controlled by and consolidated with Williams. Through its ownership interests in each of our partners, Williams indirectly owned 71.3 percent of Northwest as of February 17, 2010.
     On May 24, 2010, WPZ and WMZ entered into a merger agreement that was consummated on August 31, 2010. All WMZ’s common units not held by WMZ’s general partner were exchanged at a ratio of 0.7584 of WPZ limited partner units for each WMZ limited partner unit. At September 30, 2010, WPZ owns a 100 percent interest in Northwest and Williams held an approximate 77 percent interest in WPZ, comprised of an approximate 75 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
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
     The Accounting Standards Codification (Topic 250), “Accounting Changes and Error Corrections,” requires that when a change in the reporting entity occurs, the change shall be retrospectively applied to the financial statement of all prior periods to show financial information for the new reporting entity.
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

NORTHWEST PIPELINE GP
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
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At September 30, 2010, we had accrued liabilities totaling approximately $6.9 million for these costs which are expected to be incurred through 2015. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA currently anticipates finalization of the new ground-level ozone standard in the fourth quarter of 2010 and anticipates designation of new eight-hour ozone non-attainment areas under the new 2010 ozone NAAQS standards in July 2011. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. We are unable at this time to estimate the cost of additions that may be required to meet the new regulation.
     Additionally, in August 2010, the EPA promulgated National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with hazardous air pollutant regulations are estimated to include costs in the range of $6 million to $9 million through 2013, the compliance date.
     Furthermore, the EPA promulgated the Greenhouse Gas (GHG) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more carbon dioxide (CO2) equivalent per year from stationary fossil-fuel combustion sources to report GHG emissions to the EPA annually beginning March

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
31, 2011 for calendar year 2010. Subsequently, the EPA proposed additional reporting requirements on April 12, 2010 to address fugitive/vented GHG emissions from petroleum and natural gas facilities. Final promulgation of the additional reporting requirements is expected by late 2010, with an effective date of January 1, 2011. At such time, facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually beginning March 31, 2012 for calendar year 2011. Compliance with this reporting obligation is estimated to cost $3 million to $5 million over the next four to five years.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) National Ambient Air Quality Standard. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
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
Cash Distributions to Partners
     On or before the end of the calendar month following each quarter, available cash is distributed to our partners as required by our general partnership agreement. Available cash with respect to any quarter is generally defined as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from working capital borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves as established by the management committee as necessary or appropriate for the conduct of our business and to comply with any applicable law or agreement. During the nine months ended September 30, 2010, we declared and paid equity distributions of $75.5 million to our partners. During October 2010, we declared equity distributions of $38.0 million to be paid to our partners on October 29, 2010.
     In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. As a result of the restructuring, we became a participant in the WPZ cash management program. In February 2010, prior to the restructuring, our management committee authorized a cash distribution of $39.3 million.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. DEBT AND FINANCING ARRANGEMENTS
Debt Covenants
     Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Revolving Credit and Letter of Credit Facility
     Prior to Williams’ restructuring of its business, we participated in Williams’ unsecured $1.5 billion revolving credit facility (Credit Facility) with a maturity date of May 1, 2012. As part of the restructuring, we were removed as borrowers under the Credit Facility, and on February 17, 2010, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (New Credit Facility) with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the New Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We may borrow up to $400 million under the New Credit Facility to the extent not otherwise utilized by WPZ and Transco. At September 30, 2010, the full $400 million under the New Credit Facility was available.
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
     Under the New Credit Facility, WPZ is required to maintain a ratio of debt to Earnings Before Income Taxes, Interest, Depreciation and Amortization (EBITDA) (each as defined in the New Credit Facility) of no greater than 5.00 to 1.00 for itself and its consolidated subsidiaries. The debt to EBITDA ratio is measured on a rolling four-quarter basis. For us and our consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios is tested at the end of each fiscal quarter (with the first full year measured on an annualized basis). At September 30, 2010, we are in compliance with this covenant.
     The New Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the New Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the New Credit Facility and exercise other rights and remedies.
     During February 2010, we borrowed $8.0 million under the New Credit Facility. We repaid the $8.0 million on April 1, 2010. As of September 30, 2010, there were no revolving credit loans outstanding under the New Credit Facility, and no letters of credit were issued by the participating institutions.
4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.6 million and $812.5 million, respectively, at September 30, 2010, and $693.4 million and $753.2 million, respectively, at December 31, 2009.
5. TRANSACTIONS WITH AFFILIATES
     Through January 31, 2010, we were a participant in Williams’ cash management program and made advances to and received advances from Williams. In accordance with Williams’ restructuring of its business, our participation in the Williams’ cash management program was terminated. In February 2010, our management committee authorized a cash distribution of $39.3 million. As of September 30, 2010, cash advances to Williams of $38.7 million remain outstanding. The balances owed by Williams to us pursuant to the cash management program at December 31, 2009 and September 30, 2010 are reflected as a reduction of our Owners’ Equity as the advances were not available to us as working capital. As a result of the restructuring, we became a participant in WPZ’s cash management program. At September 30, 2010, the advances due to us by WPZ totaled $70.2 million. The advances are represented by demand notes. The interest rate on the WPZ demand notes is based upon the overnight investment rate paid on WPZ’s excess cash, which was approximately 0.07 percent at September 30, 2010. We received interest income from advances to our affiliates of $11 thousand and $20 thousand during the three and nine months ended September 30, 2010, respectively, and $9 thousand and $60 thousand during the three and nine months ended September 30, 2009, respectively. Such interest income is included in “Other Income — net: Interest income — Affiliated” on the accompanying Condensed Statements of Income.
     Williams charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies were $8.0 million and $24.2 million for the three and nine months ended September 30, 2010, respectively, and $9.1 million and $26.6 million for the three and nine months ended September 30, 2009, respectively. These expenses are included in “General and administrative expense” on the accompanying Condensed Statements of Income. Management considers the cost of these services to be reasonable.
     Northwest has no employees. Services are provided to us by an affiliate, Northwest Pipeline Services, LLC (NPS). In return, we reimburse NPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. We were billed $15.0 million and $44.2 million in the three and nine months ended September 30, 2010, respectively, and $16.1 million and $46.2 million in the three and nine months ended September 30, 2009, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Condensed Statement of Income.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $0.9 million and $2.5 million for the three and nine months ended September 30, 2010, respectively, and $1.2 million and $9.0 million for the three and nine months ended September 30, 2009, respectively.
     Through July 2009, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we paid monthly rent equal to the revenues collected from transportation services on the lateral less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $0.9 million and $5.9 million for the three and nine months ended September 30, 2009, respectively, is included in “Operation and maintenance expense” on the accompanying Condensed Statements of Income. The lease was terminated on August 1, 2009.
     In October 2010, Williams Partners Operating LLC authorized a $15.0 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

NORTHWEST PIPELINE GP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009*	2010	2009*
		(Restated)		(Restated)
		(Thousands of Dollars)
Net income	$37,673	$38,260	$109,934	$114,330
Amortization of cash flow hedges	(15)	(16)	(46)	(47)

Total comprehensive income	$37,658	$38,244	$109,888	$114,283

*	Prior year amount has been restated to reflect accounting for pension and postretirement benefit obligations on a multi-employer accounting model (see Note 1 of Notes to Condensed Financial Statements). The effect of the restatement decreased Total comprehensive income by $0.9 million and $2.7 million for the three and nine months ended September 30, 2009, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     Unless indicated otherwise, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2009 Annual Report on Form 10-K and with the condensed financial statements and notes thereto contained within this document.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2010 and 2009. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Our operating revenues decreased $13.7 million, or 4 percent. This decrease is primarily attributed to i) lower Parachute Lateral lease revenues of $6.1 million resulting from the termination of the Parachute Lateral lease on August 1, 2009, ii) lower other revenues of $2.9 million resulting from the absence of sublease income attributed to the restructuring of the Salt Lake City headquarters building lease, iii) lower firm transportation commodity revenues of $2.4 million due primarily to mild weather in our market area and lower off-system deliveries, and iv) lower revenues of $2.3 million resulting from the termination of the Everett Delta Lateral lease on November 9, 2009. The revenue decreases from the Parachute and Everett Delta laterals as well as the reduction in building sublease revenues are substantially offset by decreases in lease expenses as described below.
     Our transportation service accounted for 96 percent and 95 percent of our operating revenues for the nine-month periods ended September 30, 2010 and 2009, respectively. Natural gas storage service accounted for 4 percent of operating revenues for each of the nine-month periods ended September 30, 2010 and 2009.
     Total operating expenses decreased $8.4 million, or 5 percent, due primarily to i) the termination of the Parachute and Everett Delta leases, resulting in lower lease expense of $8.2 million and ii) the restructuring of the Salt Lake City headquarters building lease resulting in lower building lease expense of $3.5 million. These decreases were partially offset by higher property taxes of $2.8 million primarily attributed to a $2.6 million reduction in 2009 for lower than anticipated mill levies.
     Other income — net decreased $1.1 million, or 59 percent, due primarily to 2010 expenses of $1.2 million attributed to business development.
     Interest charges decreased $2.0 million, or 5 percent, due primarily to the full amortization of debt expense associated with a retired debt issue.
Operating Statistics
     The following table summarizes volumes and capacity in trillion British Thermal Units (TBtu) for the periods indicated:

	Nine Months Ended
	September 30,
	2010	2009
Total Throughput (1)	489	563

Average Daily Transportation Volumes	1.8	2.1
Average Daily Reserved Capacity Under Base Firm Contracts, excluding peak capacity	2.8	2.6
Average Daily Reserved Capacity Under Short- Term Firm Contracts (2)	0.3	0.5

(1)	Parachute Lateral volumes of 49 TBtu for the nine months ended September 30, 2009 are excluded from total throughput as these volumes flowed under separate contracts that did not result in mainline throughput.

(2)	Includes additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis. When the capacity is sold on a long-term basis, it is included above under Base Firm Contracts.
CAPITAL EXPENDITURES
     We anticipate 2010 capital expenditures will be between $120 million and $140 million. Of this total, $95 million to $115 million is considered nondiscretionary due to legal, regulatory and/or contractual requirements. Our property, plant and equipment additions were $86.1 million and $110.5 million for the nine months ended September 30, 2010 and 2009, respectively.
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

Sundance Trail Expansion
     In November 2009, we received approval from the FERC to construct approximately 16 miles of 30-inch loop between our existing Green River and Muddy Creek compressor stations in Wyoming as well as an upgrade to our existing Vernal compressor station, with service targeted to commence in November 2010. The total project, currently under construction, is estimated to cost approximately $56 million, including the cost of replacing the existing compression at Vernal, which will enhance the efficiency of our system. We executed a transportation service agreement to provide 150 MDth per day of firm transportation service from the Greasewood and Meeker Hubs in Colorado for delivery to the Opal Hub in Wyoming. We will collect our maximum system rates under the firm service agreement, and have received approval from the FERC to roll-in the Sundance Trail Expansion costs in any future rate cases.

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
Third-Quarter 2010 Changes in Internal Controls
     There have been no changes during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Condensed Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference.
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

15

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP Registrant
By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: October 28, 2010

16

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

17