Form 10-Q
period 2011-03-31
NORTHWEST PIPELINE GP
filed 2011-05-05
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
FORM 10-Q
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
     Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
     Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-

ii

looking statements. We disclaim any obligations to and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions or otherwise.
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A. Risk Factors of this Form 10-Q.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWEST PIPELINE GP
STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING REVENUES	$109,919	$106,110

OPERATING EXPENSES:
General and administrative	15,423	14,140
Operation and maintenance	15,273	15,501
Depreciation	22,558	21,970
Regulatory credits	(267)	(460)
Taxes, other than income taxes	5,700	4,668

Total operating expenses	58,687	55,819

Operating income	51,232	50,291

OTHER INCOME — net:
Interest income —
Affiliated	3	4
Other	—	1
Allowance for equity funds used during construction	120	277
Miscellaneous other income (expense), net	(113)	(620)

Total other income (expense) — net	10	(338)

INTEREST CHARGES:
Interest on long-term debt	11,110	11,128
Other interest	510	1,079
Allowance for borrowed funds used during construction	(54)	(137)

Total interest charges	11,566	12,070

INCOME BEFORE INCOME TAXES	39,676	37,883

INCOME TAXES	(7)	—

NET INCOME	$39,683	$37,883

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69	$5
Advances to affiliate	83,162	45,045
Accounts receivable -
Trade	36,395	38,515
Affiliated companies	2,102	2,118
Materials and supplies, less reserves of $7 at March 31, 2011 and $613 at December 31, 2010	11,383	11,719
Exchange gas due from others	1,579	2,323
Exchange gas offset	2,795	3,854
Prepayments and other	3,018	3,415

Total current assets	140,503	106,994

PROPERTY, PLANT AND EQUIPMENT, at cost	2,968,501	2,965,097
Less — Accumulated depreciation	1,034,919	1,017,634

Total property, plant and equipment, net	1,933,582	1,947,463

OTHER ASSETS:
Deferred charges	12,026	11,817
Regulatory assets	59,884	60,176

Total other assets	71,910	71,993

Total assets	$2,145,995	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES AND OWNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable -
Trade	$4,633	$13,177
Affiliated companies	9,019	10,105
Accrued liabilities -
Taxes, other than income taxes	14,012	10,186
Interest	15,155	4,045
Exchange gas due to others	8,439	13,115
Other	4,612	4,245

Total current liabilities	55,870	54,873

LONG-TERM DEBT	693,683	693,634

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	89,679	88,347

CONTINGENT LIABILITIES AND COMMITMENTS

OWNERS’ EQUITY:
Owners’ capital	1,050,362	1,046,862
Retained earnings	256,079	242,396
Accumulated other comprehensive income	322	338

Total owners’ equity	1,306,763	1,289,596

Total liabilities and owners’ equity	$2,145,995	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
OPERATING ACTIVITIES:
Net income	$39,683	$37,883
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	22,558	21,970
Regulatory credits	(267)	(460)
Amortization of deferred charges and credits	425	1,251
Allowance for equity funds used during construction	(120)	(277)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	2,120	2,411
Affiliated receivables	16	3,953
Exchange gas due from others	4,675	2,362
Materials and supplies	336	2
Other current assets	397	381
Trade accounts payable	(3,656)	(3,503)
Affiliated payables	(1,086)	(12,225)
Exchange gas due to others	(4,676)	(2,361)
Other accrued liabilities	15,302	14,439
Changes in noncurrent assets and liabilities:
Deferred charges	(1,179)	(912)
Other deferred credits	1,399	1,632

Net cash provided by operating activities	75,927	66,546

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	8,000
Capital contribution from parent	3,500	4,000
Distributions paid	(26,000)	(75,280)
Other	(2,302)	(2,613)

Net cash used in financing activities	(24,802)	(65,893)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures*	(13,820)	(10,408)
Proceeds from sales	876	24
Repayments from (advances to) affiliates	(38,117)	9,379

Net cash used in investing activities	(51,061)	(1,005)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64	(352)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5	402

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69	$50

* Increases to property, plant and equipment	(11,234)	(6,691)
Changes in related accounts payable and accrued liabilities	(2,586)	(3,717)

Capital expenditures	(13,820)	(10,408)

See accompanying notes.

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
General
     The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2010 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2011, and results of operations and cash flows for the three months ended March 31, 2011 and 2010.
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
2. CONTINGENT LIABILITIES AND COMMITMENTS
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
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At March 31, 2011, we had accrued liabilities totaling approximately $8.4 million for these costs which are expected to be incurred through 2015. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
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
     Furthermore, the EPA promulgated the Greenhouse Gas (GHG) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more carbon dioxide (CO2) equivalent per year from stationary fossil-fuel combustion sources to report GHG emissions to the EPA annually beginning March 31, 2011 for calendar year 2010. On March 18, 2011, the EPA extended this reporting deadline to September 30, 2011. On November 30, 2010, the EPA issued additional regulations that expand the scope of the Mandatory Reporting Rule to include fugitive and vented greenhouse gas emissions effective January 1, 2011. Facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually beginning March 31, 2012 for calendar year 2011. Compliance with this reporting obligation is estimated to cost $3 million to $5 million over the next four to five years.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
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

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
Cash Distributions to Partners
     During the three months ended March 31, 2011, we declared and paid equity distributions of $26.0 million to WPZ. During April 2011, we declared and paid equity distributions of $38.0 million to WPZ.
3. DEBT AND FINANCING ARRANGEMENTS
Revolving Credit and Letter of Credit Facility
     We participate in a $1.75 billion three-year senior unsecured revolving credit facility (Credit Facility) with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), as co-borrowers, and Citibank, N.A., as administrative agent, and certain other lenders named therein. The full amount of the Credit Facility is available to WPZ, and may, under certain conditions, be increased by up to an additional $250 million. We may borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by WPZ and Transco. At March 31, 2010, the full $400 million under the Credit Facility was available.
4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.
Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.7 million and $793.8 million, respectively, at March 31, 2011, and $693.6 million and $796.1 million, respectively, at December 31, 2010.
5. TRANSACTIONS WITH AFFILIATES
     We are a participant in WPZ’s cash management program. At March 31, 2011, the advances due to us by WPZ totaled $83.2 million. These advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the overnight investment rate paid on WPZ’s excess cash, which was approximately 0.02 percent at March 31, 2011. We received interest income from advances to our affiliates of $3 thousand and $4 thousand during the three months ended March 31, 2011 and 2010, respectively. Such interest income is included in “Other Income — net: Interest income — Affiliated” on the accompanying Statement of Income.
     Williams charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies were $9.3 million and $8.4 million for the three months ended March 31, 2011 and 2010, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Income. Management considers the cost of these services to be reasonable.
     Northwest has no employees. Services are provided to us by an affiliate, Northwest Pipeline Services LLC (NPS). In return, we reimburse NPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. We were billed $15.1 million and $13.4 million in the three months ended March 31, 2011 and 2010, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Income.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities totaled $5.9

NORTHWEST PIPELINE GP
NOTES TO FINANCIAL STATEMENTS
million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands of Dollars)
Net income	$39,683	$37,883
Amortization of cash flow hedges	(15)	(15)

Total comprehensive income	$39,668	$37,868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     Unless indicated otherwise, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2010 Annual Report on Form 10-K and with the financial statements and notes thereto contained within this Form 10-Q.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the three-month periods ended March 31, 2011 and 2010. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Our operating revenues increased $3.8 million, or 4 percent. This increase is primarily attributed to higher reservation charges due primarily to the Sundance Trail Expansion Project that was put into service on November 1, 2010.
     Our transportation service accounted for 97 percent and 96 percent of our operating revenues for the three-months ended March 31, 2011 and 2010, respectively. Additionally, gas storage service accounted for 3 percent and 4 percent of operating revenues for the three-months ended March 31, 2011 and 2010, respectively.
     Operating expenses increased $2.9 million, or 5 percent, due primarily to i) higher property taxes of $1.0 million primarily attributed to adjustments of $0.6 million reflecting higher than anticipated property tax settlements, ii) higher allocated overhead from affiliates of $0.8 million, and iii) higher labor of $0.7 million.
CAPITAL EXPENDITURES
     Our property, plant and equipment additions were $13.8 million and $10.4 million for the three months ended March 31, 2011 and 2010, respectively. Our capital expenditures estimate for 2011 is discussed in our 2010 Annual Report on Form 10-K. That estimate includes the following new capital projects proposed by us:
North and South Seattle Lateral Delivery Expansions
     We have executed agreements with Puget Sound Energy to expand the North and South Seattle laterals and provide additional lateral capacity of approximately 84 MDth per day and 73 MDth per day, respectively. We estimate the expansion of the two laterals to cost between $28 million and $30 million. Both projects are currently targeted for service in fall 2012.

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
First-Quarter 2011 Changes in Internal Controls
     There have been no changes during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference.
Item 1A. RISK FACTORS.

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:

Our costs of testing, maintaining or repairing our facilities may exceed our expectations, and the FERC or competition in our markets may not allow us to recover such costs in the rates we charge for our services.

We could experience unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition, and results of operations if the cost of testing, maintaining, or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third party pipeline rupture, the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration issued an advisory bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable, and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs.
Item 6. EXHIBITS.

The following instruments are included as exhibits to this report.

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit	Description
32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

        .
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP
Registrant
By:	/s/ R. Rand Clark
R. Rand Clark
Controller (Duly Authorized Officer and Chief Accounting Officer)

Date: May 5, 2011

EXHIBIT INDEX

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.