Form 10-Q
period 2011-06-30
NORTHWEST PIPELINE GP
filed 2011-08-04
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7414
NORTHWEST PIPELINE GP
(Exact name of registrant as specified in its charter)

DELAWARE	26-1157701

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Chipeta Way
Salt Lake City, Utah	84108

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 583-8800
NO CHANGE

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

NORTHWEST PIPELINE GP
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements -

Statement of Income — Three and Six Months Ended June 30, 2011 and 2010	1

Balance Sheet — June 30, 2011 and December 31, 2010	2

Statement of Cash Flows — Three and Six Months Ended June 30, 2011 and 2010	4

Notes to Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	11

Part II. Other Information	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 6. Exhibits	15
EX-10.A
EX-31.A
EX-31.B
EX-32.A
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
Forward Looking Statements
     Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
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
     Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including safety and climate change regulation), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
     In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and

ii

without notice, based upon changes in such factors, our assumptions, or otherwise.
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

iii

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
NORTHWEST PIPELINE GP
STATEMENT OF INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING REVENUES	$106,576	$102,578	$216,495	$208,688

OPERATING EXPENSES:
General and administrative	14,626	13,713	30,049	27,853
Operation and maintenance	18,164	17,462	33,437	32,963
Depreciation	22,543	21,933	45,101	43,903
Regulatory credits	(267)	(341)	(534)	(801)
Taxes, other than income taxes	4,914	4,392	10,614	9,060

Total operating expenses	59,980	57,159	118,667	112,978

Operating Income	46,596	45,419	97,828	95,710

OTHER INCOME — net:
Interest income -
Affiliated	2	5	5	9
Other	1	2	1	3
Allowance for equity funds used during construction	287	456	407	733
Miscellaneous other (expense) income, net	(25)	(25)	(138)	(645)

Total other income — net	265	438	275	100

INTEREST CHARGES:
Interest on long-term debt	11,109	11,110	22,219	22,238
Other interest	504	532	1,014	1,611
Allowance for borrowed funds used during construction	(133)	(201)	(187)	(338)

Total interest charges	11,480	11,441	23,046	23,511

INCOME BEFORE INCOME TAXES	35,381	34,416	75,057	72,299

INCOME TAXES	2	38	(5)	38

NET INCOME	$35,379	$34,378	$75,062	$72,261

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7	$5
Advances to affiliate	77,377	45,045
Accounts receivable:
Trade	33,974	38,515
Affiliated companies	2,034	2,118
Materials and supplies, less reserves of $39 at June 30, 2011 and $613 at December 31, 2010	11,220	11,719
Exchange gas due from others	2,778	2,323
Exchange gas offset	917	3,854
Prepayments and other	4,735	3,415

Total current assets	133,042	106,994

PROPERTY, PLANT AND EQUIPMENT, at cost	2,990,014	2,965,097
Less-Accumulated depreciation	1,054,705	1,017,634

Total property, plant and equipment, net	1,935,309	1,947,463

OTHER ASSETS:
Deferred charges	10,751	11,817
Regulatory assets	59,849	60,176

Total other assets	70,600	71,993

Total assets	$2,138,951	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES:
Accounts payable-
Trade	$9,738	$13,177
Affiliated companies	13,755	10,105
Accrued liabilities-
Taxes, other than income taxes	12,021	10,186
Interest	4,045	4,045
Exchange gas due to others	5,334	13,115
Other	5,230	4,245

Total current liabilities	50,123	54,873

LONG-TERM DEBT	693,732	693,634

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	90,969	88,347

CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)

OWNER’S EQUITY:
Owner’s capital	1,050,362	1,046,862
Retained earnings	253,458	242,396
Accumulated other comprehensive income	307	338

Total owner’s equity	1,304,127	1,289,596

Total liabilities and owner’s equity	$2,138,951	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$75,062	$72,261
Adjustments to reconcile to net cash provided by operating activities -
Depreciation	45,101	43,903
Regulatory credits	(534)	(801)
Amortization of deferred charges and credits	859	1,905
Allowance for equity funds used during construction	(407)	(733)
Cash provided (used) by changes in current assets and liabilities:
Trade accounts receivable	4,541	6,133
Affiliated receivables	84	4,246
Exchange gas due from others	7,780	5,132
Materials and supplies	499	(460)
Other current assets	(1,320)	(465)
Trade accounts payable	(2,620)	(905)
Affiliated payables	3,650	(12,636)
Exchange gas due to others	(7,781)	(5,132)
Other accrued liabilities	2,821	1,382
Changes in noncurrent assets and liabilities:
Deferred charges	(1,130)	(1,924)
Other deferred credits	2,748	3,129

Net cash provided by operating activities	129,353	115,035

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	8,000
Retirement of long-term debt	—	(8,000)
Capital contributions from parent	3,500	4,000
Distributions paid	(64,000)	(75,280)
Other	(1,424)	(3,361)

Net cash used in financing activities	(61,924)	(74,641)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures	(36,245)	(34,438)
Proceeds from sales	1,150	2,680
Advances to affiliates	(32,332)	(8,975)

Net cash used in investing activities	(67,427)	(40,733)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5	402

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7	$63

* Increases to property, plant and equipment:	$(36,850)	$(30,201)
Changes in related accounts payable and accrued liabilities	605	(4,237)

Capital expenditures	$(36,245)	$(34,438)

See accompanying notes.

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
General
     The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2010 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2011, and results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.
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
Accounting Standards Issued But Not Yet Adopted
     In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. The Update requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported in other comprehensive income. We currently report net income in the Consolidated Statement of Income and report other comprehensive income in our Notes to Consolidated Financial Statements. The standard is effective beginning the first quarter of 2012, with a retrospective application to prior periods. We plan to apply the new presentation beginning in 2012.
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
     Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At June 30, 2011, we had accrued liabilities totaling approximately $8.0 million for these costs which are expected to be incurred through 2015. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
     We are also subject to the Federal Clean Air Act (the Act) and to the Federal Clean Air Act Amendments of 1990, which added significantly to the existing requirements established by the Act.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The timing of finalization of the new ground-level ozone standard is uncertain. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. We are unable at this time to estimate the cost of additions that may be required to meet the new regulation.
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
Safety Matters
     Pipeline Integrity Regulations We have developed an Integrity Management Program that we

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. We are on schedule to complete the required assessments within the required timeframes. Currently, we estimate that the cost to complete the required initial assessments over the period of 2011 through 2012 and associated remediation will be primarily capital in nature and range between $65 million and $75 million. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
3. DEBT AND FINANCING ARRANGEMENT
Revolving Credit and Letter of Credit Facility
     In June 2011, we entered into a new $2 billion five-year senior unsecured revolving credit facility agreement (new credit facility) with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco) as co-borrowers. The new agreement which is considered a modification to a previous borrowing arrangement for accounting purposes, replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The new credit facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the new credit facility is available to WPZ. We may borrow up to $400 million under the new credit facility to the extent not otherwise utilized by WPZ and Transco.
     Under the new credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. At June 30, 2011, we are in compliance with these financial covenants.
     Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A’s adjusted base rate plus an applicable margin, or a periodic

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
fixed rate equal to London Interbank Offered Rate (LIBOR) plus an applicable margin. The borrower is required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the new credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The new credit facility contains various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments and allow any material change in the nature of its business.
     The new credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the new credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower and exercise other rights and remedies.
     Letter of credit capacity under our new credit facility is $1.3 billion. At June 30, 2011, no letters of credit have been issued and the full $400 million under the new credit facility was available.
4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, cash equivalents and advances to affiliate — The carrying amounts of these items approximates their fair value.
Long-term debt — The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.7 million and $805.7 million, respectively, at June 30, 2011, and $693.6 million and $796.1 million, respectively, at December 31, 2010.
5. TRANSACTIONS WITH AFFILIATES
     We are a participant in WPZ’s cash management program. At June 30, 2011 and December 31, 2010, the advances due to us by WPZ totaled approximately $77.4 million and $45.0 million, respectively. These advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the overnight investment rate paid on WPZ’s excess cash, which was approximately 0.01 percent at June 30, 2011. The interest income from these advances was minimal during the six months ended June 30, 2011 and June 30, 2010.
     The Williams Companies, Inc. (Williams) charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies, for the six months ended June 30, 2011 and 2010, were $18.0 million and $16.6 million, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Income. Management considers the cost of these services to be reasonable.
     Northwest has no employees. Services are provided to us by an affiliate, Northwest Pipeline Services LLC (NPS). In return, we reimburse NPS for all direct and indirect expenses it incurs or

NORTHWEST PIPELINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. For the six months ended June 30, 2011 and 2010, we were billed $30.9 million and $29.2 million, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Income.
     During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities, for the six months ended June 30, 2011 and 2010, were $12.1 million and $1.5 million, respectively.
     During the six months ended June 30, 2011, we declared and paid equity distributions of $64.0 million to Williams Partners L.P. (WPZ). During July 2011, we declared and paid equity distributions of $30.0 million to WPZ. In July 2011, Williams Partners Operating LLC authorized a $0.9 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.
     We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. COMPREHENSIVE INCOME.
     Comprehensive income is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Thousands of Dollars)
Net income	$35,379	$34,378	$75,062	$72,261
Amortization of cash flow hedges	(16)	(16)	(31)	(31)

Total comprehensive income	$35,363	$34,362	$75,031	$72,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     Unless indicated otherwise, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included within Item 8 of our 2010 Annual Report on Form 10-K and with the financial statements and notes thereto contained within this Form 10-Q.
RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
     This analysis discusses financial results of our operations for the six-month periods ended June 30, 2011 and 2010. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Our operating revenues increased $7.8 million, or 4 percent. This increase is primarily attributed to higher reservation charges due primarily to the Sundance Trail Expansion Project that was put into service on November 1, 2010.
     Our transportation service accounted for 97 percent of our operating revenues for the six-months ended June 30, 2011 and 2010. Additionally, gas storage service accounted for 3 percent of operating revenues for the six-months ended June 30, 2011 and 2010.
     Operating expenses increased $5.7 million, or 5 percent, due primarily to i) higher property taxes of $1.5 million primarily attributed to an adjustment of $0.6 million reflecting higher than anticipated property tax settlements and property additions, ii) higher allocated overhead from affiliates of $1.4 million, iii) higher labor of $1.2 million, and iv) higher depreciation of $1.2 million attributed to property additions.
CAPITAL EXPENDITURES
     Our capital expenditures were $36.2 million and $34.4 million for the six months ended June 30, 2011 and 2010, respectively. Our capital expenditures estimate for 2011 is discussed in our 2010 Annual Report on Form 10-K. That estimate includes the following new capital projects proposed by us:
North and South Seattle Lateral Delivery Expansions
     We have executed agreements with Puget Sound Energy to expand the North and South Seattle laterals and provide additional lateral capacity of approximately 84 MDth per day and 68 MDth per day, respectively. We estimate the expansion of the two laterals to cost between $28 million and $30 million. Both projects are currently targeted for service in fall 2012.

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
Second-Quarter 2011 Changes in Internal Controls
     There have been no changes during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference.
Item 1A. RISK FACTORS.
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, included certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:
Our costs of testing, maintaining or repairing our facilities may exceed our expectations, and the FERC or competition in our markets may not allow us to recover such costs in the rates we charge for our services.
     We could experience unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition, and results of operations if the cost of testing, maintaining, or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third party pipeline rupture, the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration issued an advisory bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable, and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records could result in reductions of allowable operating pressures, which would reduce available capacity on our pipeline.
Restrictions in our debt agreements and our leverage may affect our future financial and operating flexibility.
     Our total outstanding long-term debt as of June 30, 2011, was $693.7 million.
     Our debt service obligations and restrictive covenants in our credit facility and the indentures governing our senior unsecured notes could have important consequences. For example, they could:
•	Make it more difficult for us to satisfy our obligations with respect to our senior unsecured notes and our other indebtedness, which could in turn result in an event of default on such other indebtedness or our outstanding notes;

•	Impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes;

•	Diminish our ability to withstand a continued or future downturn in our business or the economy generally;

•	Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general partnership purposes, or other purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Place us at a competitive disadvantage compared to our competitors that have proportionately less debt.
     Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations, or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
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
     Our public indentures contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, merge, or sell all or substantially all of our assets. In addition, our credit facility contains certain financial covenants and restrictions on our ability and our material subsidiaries’ ability to grant certain liens to support indebtedness, our ability to merge or consolidate or sell all or substantially all of our assets, allow any material change in the nature of our business, enter into certain affiliate transactions, and make certain distributions during the continuation of an event of default. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.
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
     Our failure to comply with the covenants in our debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under our public indentures or other material indebtedness could cause a cross-default or cross-acceleration of our credit facility. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if our credit facility cross-defaults, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements.
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

ITEM 6. EXHIBITS
     The following instruments are included as exhibits to this report.

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(a)*	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders and Citibank, N.A., as Administrative Agent.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP Registrant

By:	/s/ R. Rand Clark R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)
Date: August 4, 2011

EXHIBIT INDEX

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(a)*	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders and Citibank, N.A., as Administrative Agent.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.