Form 10-Q
period 2011-09-30
NORTHWEST PIPELINE GP
filed 2011-11-02
CIK 110019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NORTHWEST PIPELINE GP

STATEMENT OF INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES	$107,216	$103,562	$323,711	$312,250

OPERATING EXPENSES:
General and administrative	14,448	13,514	44,497	41,367
Operation and maintenance	20,010	15,921	53,447	48,884
Depreciation	22,515	21,863	67,616	65,766
Regulatory credits	(266)	(431)	(800)	(1,232)
Taxes, other than income taxes	4,427	4,347	15,041	13,407

Total operating expenses	61,134	55,214	179,801	168,192

Operating Income	46,082	48,348	143,910	144,058

OTHER INCOME—net:
Interest income—
Affiliated	2	11	7	20
Other	15	—	16	3
Allowance for equity funds used during construction	598	759	1,005	1,492
Miscellaneous other (expense) income, net	(7)	(144)	(145)	(789)

Total other income - net	608	626	883	726

INTEREST CHARGES:
Interest on long-term debt	11,110	11,110	33,329	33,348
Other interest	492	524	1,506	2,135
Allowance for borrowed funds used during construction	(276)	(337)	(463)	(675)

Total interest charges	11,326	11,297	34,372	34,808

INCOME BEFORE INCOME TAXES	35,364	37,677	110,421	109,976
INCOME TAXES	123	4	118	42

NET INCOME	$35,241	$37,673	$110,303	$109,934

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$6	$5
Receivables:
Trade	35,280	38,515
Affiliated companies	2,112	2,118
Advances to affiliate	81,117	45,045
Materials and supplies, less reserves of $14 at September 30, 2011 and $613 at December 31, 2010	11,180	11,719
Exchange gas due from others	1,911	2,323
Exchange gas offset	—	3,854
Prepayments and other	4,302	3,415

Total current assets	135,908	106,994

PROPERTY, PLANT AND EQUIPMENT, at cost	3,045,886	2,965,097
Less-Accumulated depreciation	1,068,974	1,017,634

Total property, plant and equipment, net	1,976,912	1,947,463

OTHER ASSETS:
Deferred charges	10,505	11,817
Regulatory assets	59,578	60,176

Total other assets	70,083	71,993

Total assets	$2,182,903	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$26,087	$13,177
Affiliated companies	8,549	10,105
Accrued liabilities:
Taxes, other than income taxes	15,856	10,186
Interest	15,155	4,045
Exchange gas due to others	5,094	13,115
Exchange gas offset	1,162	—
Other	4,902	4,245

Total current liabilities	76,805	54,873

LONG-TERM DEBT	693,781	693,634
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	102,065	88,347
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,051,262	1,046,862
Retained earnings	258,699	242,396
Accumulated other comprehensive income	291	338

Total owner’s equity	1,310,252	1,289,596

Total liabilities and owner’s equity	$2,182,903	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$110,303	$109,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	67,616	65,766
Regulatory credits	(800)	(1,232)
Amortization of deferred charges and credits	1,277	1,864
Allowance for equity funds used during construction	(1,005)	(1,492)
Changes in current assets and liabilities:
Trade accounts receivable	3,235	5,008
Affiliated receivables	6	4,180
Exchange gas due from others	6,858	7,342
Materials and supplies	539	(48)
Other current assets	(887)	(276)
Trade accounts payable	(864)	7,693
Affiliated payables	(1,944)	(13,591)
Exchange gas due to others	(6,858)	(7,342)
Other accrued liabilities	17,436	15,806
Changes in noncurrent assets and liabilities:
Deferred charges	(1,757)	(3,105)
Other deferred credits	3,535	5,118

Net cash provided by operating activities	196,690	195,625

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	8,000
Retirement of long-term debt	—	(8,000)
Capital contributions from parent	4,400	4,000
Distributions paid	(94,000)	(114,780)
Other	1,450	(1,106)

Net cash used in financing activities	(88,150)	(111,886)

INVESTING ACTIVITIES:
Property, plant and equipment—
Capital expenditures	(72,456)	(84,958)
Proceeds from sales	(11)	4,638
Advances to affiliates	(36,072)	(3,425)

Net cash used in investing activities	(108,539)	(83,745)

NET INCREASE (DECREASE) IN CASH	1	(6)
CASH AT BEGINNING OF PERIOD	5	402

CASH AT END OF PERIOD	$6	$396

* Increases to property, plant and equipment	$(85,168)	$(86,103)
Changes in related accounts payable and accrued liabilities	12,712	1,145

Capital expenditures	$(72,456)	$(84,958)

See accompanying notes.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

General

The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2010 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2011, and results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

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

Accounting Standards Issued But Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. The Update requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported in other comprehensive income. We currently report net income in the Statement of Income and report other comprehensive income in our Notes to Financial Statements. The standard is effective beginning the first quarter of 2012, with a retrospective application to prior periods. We plan to apply the new presentation beginning in 2012.

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

Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At September 30, 2011, we had accrued liabilities totaling approximately $7.5 million for these costs which are expected to be incurred through 2015. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

We are also subject to the Federal Clean Air Act (the Act) and to the Federal Clean Air Act Amendments of 1990, which added significantly to the existing requirements established by the Act.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. On September 22, 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment. Until such non-attainment areas are designated, we are unable at this time to estimate the cost of additions that may be required to meet this new regulation.

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

In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. Given the uncertainty associated with the implementation of the new standard and the broad range of actions we could be required to take to meet the standard, we have not estimated the cost of additions that may be required to meet this new regulation.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Other Matters

Various other proceedings are pending against us and are considered incidental to our operations.

Summary

We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity and financial position. These calculations have been made without consideration of any potential recovery from third-parties. We have disclosed all significant matters for which we are unable to reasonably estimate a range of possible loss.

Litigation, arbitration, regulatory matters, environmental matters and safety matters are subject to inherent uncertainties and there always exists uncertainty about our future results of operations. As a result, if an unforeseen, unfavorable event occurred, there exists the possibility of a material adverse impact on the results of operations in the period in which the event occurs. Management, including internal counsel, currently believes that the ultimate resolution of these matters, taken as a whole, will not have a material adverse effect upon our future liquidity or financial position. In certain circumstances, we may be eligible for insurance recoveries, or reimbursements from others. Any such recoveries or reimbursements will be recognized only when realizable.

3. DEBT AND FINANCING ARRANGEMENT

Credit Facility

In June 2011, we entered into a new $2 billion five-year senior unsecured revolving credit facility agreement (new credit facility) with Williams Partners L.P. (WPZ) and Transcontinental Gas Pipe Line Company, LLC (Transco) as co-borrowers. The new agreement is considered a modification to the previous borrowing arrangement for accounting purposes and replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The new credit facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the new credit facility is available to WPZ. We may borrow up to $400 million under the new credit facility to the extent not otherwise utilized by WPZ and Transco.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Under the new credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. At September 30, 2011, we are in compliance with these financial covenants.

Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to London Interbank Offered Rate (LIBOR) plus an applicable margin. The borrower is required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the new credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The new credit facility contains various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments and allow any material change in the nature of its business.

The new credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the new credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower and exercise other rights and remedies.

Total letter of credit capacity available to WPZ under the new credit facility is $1.3 billion. At September 30, 2011, no letters of credit have been issued and the full $400 million under the new credit facility was available to us.

4. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and advances to affiliate—The carrying amounts of these items approximates their fair value.

Long-term debt—The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.8 million and $815.9 million, respectively, at September 30, 2011, and $693.6 million and $796.1 million, respectively, at December 31, 2010.

5. TRANSACTIONS WITH AFFILIATES

We are a participant in WPZ’s cash management program. At September 30, 2011 and December 31, 2010, the advances due to us by WPZ totaled approximately $81.1 million and $45.0 million, respectively. These advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the overnight investment rate paid on WPZ’s excess cash, which was approximately 0.01 percent at September 30, 2011. The interest income from these advances was minimal during the nine months ended September 30, 2011 and September 30, 2010.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Williams Companies, Inc. (Williams) charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies, for the nine months ended September 30, 2011 and 2010, were $26.8 million and $24.7 million, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Income. Management considers the cost of these services to be reasonable.

Northwest has no employees. Services are provided to us by an affiliate, Northwest Pipeline Services LLC (NPS). In return, we reimburse NPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. For the nine months ended September 30, 2011 and 2010, we were billed $46.7 million and $44.2 million, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Income.

During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities, for the nine months ended September 30, 2011 and 2010, were $18.4 million and $2.5 million, respectively.

During the nine months ended September 30, 2011, we declared and paid equity distributions of $94.0 million to WPZ. During October 2011, we declared and paid equity distributions of $33.0 million to WPZ. In October 2011, Williams Partners Operating LLC authorized a $0.7 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.

We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

6. COMPREHENSIVE INCOME.

Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Net income	$35,241	$37,673	$110,303	$109,934
Amortization of cash flow hedges	(16)	(15)	(47)	(46)

Total comprehensive income	$35,225	$37,658	$110,256	$109,888

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Financial Statements, Notes, and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2010 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2011 and 2010. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Our operating revenues increased $11.5 million, or 4 percent. This increase is primarily attributed to higher reservation charges due primarily to the Sundance Trail Expansion Project that was put into service on November 1, 2010.

Our transportation service accounted for 97 percent and 96 percent of our operating revenues for the nine-months ended September 30, 2011 and 2010, respectively. Additionally, gas storage service accounted for 3 percent and 4 percent of operating revenues for the nine-months ended September 30, 2011 and 2010, respectively.

Operating expenses increased $11.6 million, or 7 percent, due primarily to i) higher contractual services, materials and equipment of $4.1 million primarily attributed to increased expenditures on pipeline maintenance; ii) higher allocated overhead from affiliates of $2.1 million; iii) higher depreciation of $1.9 million attributed to property additions; iv) higher labor of $1.8 million; and v) higher property taxes of $1.4 million primarily attributed to higher settlements and property additions.

CAPITAL EXPENDITURES

Our capital expenditures were $72.5 million and $85.0 million for the nine months ended September 30, 2011 and 2010, respectively. Our capital expenditures estimate for 2011 is discussed in our 2010 Annual Report on Form 10-K. That estimate includes the following new capital projects proposed by us:

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

Third-Quarter 2011 Changes in Internal Controls

There have been no changes during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

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

Our total outstanding long-term debt as of September 30, 2011, was $693.8 million.

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

Date: November 2, 2011

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