Form 10-K
period 2011-12-31
NORTHWEST PIPELINE GP
filed 2012-02-27
CIK 110019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐     No   ☒

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

Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

NORTHWEST PIPELINE GP

FORM 10-K

DEFINITIONS

We use the following gas measurements in this report:

Dth-means dekatherm.

Mdth-means thousand dekatherms.

MMdth-means million dekatherms.

PART I

Item 1.	BUSINESS

In this report, Northwest Pipeline GP (Northwest) is at times referred to in the first person as “we,” “us” or “our.”

Northwest is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams), and Williams holds an approximate 72 percent interest in WPZ, comprised of an approximate 70 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

GENERAL

Northwest owns and operates a natural gas pipeline system that extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through the states of Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. We provide natural gas transportation services for markets in Washington, Oregon, Idaho, Wyoming, Nevada, Utah, Colorado, New Mexico, California and Arizona, either directly or indirectly through interconnections with other pipelines. Our principal business is the interstate transportation of natural gas, which is regulated by the Federal Energy Regulatory Commission (FERC).

Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 477,000 horsepower. At December 31, 2011, we had long-term firm transportation contracts, including peaking service, with aggregate capacity reservations of approximately 3.8 MMdth of natural gas per day.

We own a one-third interest in the Jackson Prairie underground storage facility located near Chehalis, Washington. We have a contract with a third party under which we contract for natural gas storage services in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. We also have storage capacity in a Liquefied Natural Gas (LNG) facility near Plymouth, Washington, that we own and operate. We have approximately 14.0 MMdth of working natural gas storage capacity through these three storage facilities, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable us to balance daily receipts and deliveries and provide storage services to certain major customers.

We transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, municipal utilities, direct industrial users, electric power generators and natural gas marketers and producers. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible and short-term firm transportation services. During 2011, our two largest customers were Puget Sound Energy, Inc. and Northwest Natural Gas Company, which accounted for approximately 22.8 percent and 10.9 percent, respectively, of our total operating revenues for the year ended December 31, 2011. No other customer accounted for more than 10 percent of our total operating revenues during that period.

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

CAPITAL PROJECTS

North and South Seattle Lateral Delivery Expansions

We have executed agreements with Puget Sound Energy to expand the North and South Seattle laterals and provide additional lateral capacity of approximately 84 Mdth per day and 74 Mdth per day, respectively. We estimate the expansion of the two laterals to cost between $28 million and $30 million. North Seattle is scheduled for a fall 2012 in-service date and South Seattle is scheduled for a fall 2013 in-service date.

RATE MATTERS

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

Pursuant to the terms of our most recent rate settlement agreement, we must file a new rate case to be effective no later than January 1, 2013.

REGULATION

FERC Regulation

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

Environmental Matters

Our operations are subject to federal environmental laws and regulations as well as the state and local laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

•	Leakage from gathering systems, underground gas storage caverns, pipelines, transportation facilities, and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Damages to equipment and facilities resulting from storm events or natural disasters;

•	Blowouts, cratering, and explosions.

In addition, we may be liable for environmental damage caused by former operators of our properties.

We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines, and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.

For additional information regarding the potential impact of federal, state or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – We are subject to risks associated with climate change and – Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs, liabilities, and expenditures, and could exceed current expectations,” and “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 2. Contingent Liabilities and Commitments – Environmental Matters.”

Safety and Maintenance

Pipeline Integrity Regulations We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, the Pipeline Safety Improvement Act of 2002, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which regulate safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

We have developed an Integrity Management Program that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. We are on schedule to complete the required assessments within the required timeframes. Currently, we estimate that the cost to complete the required initial assessments through 2012 and associated remediation will be primarily capital in nature and range between $30 million and $35 million. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

EMPLOYEES

Northwest has no employees. Operations, management, and certain administrative services are provided to Northwest by Northwest Pipeline Services LLC, a Williams affiliate. As of January 31, 2012, Northwest Pipeline Services LLC had 455 employees.

TRANSACTIONS WITH AFFILIATES

We engage in transactions with WPZ, Williams and other Williams’ subsidiaries. Please see “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements: Note 1. Summary of Significant Accounting Policies” and “Note 6. Transactions with Major Customers and Affiliates.”

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

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Availability of supplies, market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•

Costs of, changes in, or the results of laws, government regulations (including safety and climate change regulation and changes in natural gas production from exploration and production areas that we serve), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas. These operating risks include, but are not limited to:

•	fires, blowouts, cratering, and explosions;

•	uncontrolled releases of natural gas;

•	pollution and other environmental risks;

•	natural disasters;

•	aging infrastructure and mechanical problems;

•	damages to pipelines and pipeline blockages or other pipeline interruptions;

•	operator error;

•	damage caused by third party activity, such as operation of construction equipment; and

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies.

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

Although most of our pipeline system’s current capacity is fully contracted, FERC has taken certain actions to strengthen market forces in the interstate natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business and results of operations.

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

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, if natural gas supplies are diverted to serve other markets, if development in new supply basins where we do not have significant gathering or pipeline systems reduces demand for our services, or if environmental regulators restrict new natural gas drilling, the overall volume of natural gas transported and stored on our system would decline, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We could experience unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition, and results of operations if the cost of testing, maintaining, or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third party pipeline rupture, PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable, and complete. More recently, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 became law and under this statute PHMSA may issue additional regulations addressing such records. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on our pipeline.

Legal and regulatory proceedings and investigations relating to the energy industry have adversely affected our business and may continue to do so. The operation of our businesses might also be adversely affected by changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.

Public and regulatory scrutiny of the energy industry has resulted in increased regulations being either proposed or implemented. Such scrutiny has also resulted in various inquiries, investigations and court proceedings. Both the shippers on our pipelines and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.

Certain inquiries, investigations and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

In addition, existing regulations might be revised or reinterpreted, new laws and regulations might be adopted or become applicable to us, our facilities or our customers, and future changes in laws and regulations could have a material adverse effect on our financial condition and results of operations. For example, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed recently, including the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 enacted on January 3, 2012. This law will result in the promulgation of new regulations to be administered by PHMSA affecting the operations of our gas pipeline system including, but not limited to, requirements relating to pipeline inspection, installation of additional valves and other equipment and records verification. These reforms and any future changes in related laws and regulations could significantly increase our costs.

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

In addition, legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. The U.S. Congress and certain states have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.

Numerous states and other jurisdictions have announced or adopted programs to stabilize and reduce GHGs. In 2009, the U.S. Environmental Protection Agency (EPA) issued a final determination that six GHGs are a threat to public safety and welfare. In 2011, the EPA implemented permitting for new and/or modified large sources of GHG emissions through the existing Prevention of Signification Deterioration permitting program. Additional direct regulation of GHG emissions in our industry may be implemented under other Clean Air Act programs, including the New Source Performance Standards program.

The recent actions of the EPA and the passage of any federal or state climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs, liabilities, and expenditures, and could exceed our current expectations.

Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in natural gas transportation and storage operations, and as a result, we may be required to make substantial expenditures that could exceed current expectations. Our operations are subject to extensive federal, state, Native American, and local laws and regulations governing environmental protection, the discharge of materials into the environment, and the security of chemical and industrial facilities. These laws include:

•	Clean Air Act (CAA), and analogous state laws, which impose obligations related to air emissions;

•	Clean Water Act (CWA), and analogous state laws, which regulate discharge of wastewaters and storm water from our facilities to state and federal waters, including wetlands;

•

Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal;

•	Resource Conservation and Recovery Act (RCRA), and analogous state laws, which impose requirements for the handling and discharge of solid and hazardous waste from our facilities;

•

Endangered Species Act (ESA), and analogous state laws, which seek to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species; and

•

Oil Pollution Act (OPA) of 1990, which requires oil storage facilities and vessels to submit plans to the federal government detailing how they will respond to large discharges, regulates petroleum storage tanks and related equipment, and imposes liability for spills on responsible parties.

Various governmental authorities, including the EPA, the U.S. Department of the Interior, the Bureau of Indian Affairs, analogous state agencies and tribal governments, and the U.S. Department of Homeland Security, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, and the issuance of injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases.

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to our handling of the products we transport and store, air emissions related to our operations, historical industry operations, and waste and waste disposal practices, and the prior use of flow meters containing mercury. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA, and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which includes the addition of “Energy Extraction Activities” to its enforcement priorities list. To address its concerns regarding the pollution risks raised by new techniques for oil and gas extraction and coal mining, the EPA is developing an initiative to ensure that energy extraction activities are complying with federal environmental requirements. We cannot predict what the results of this initiative would be, or whether federal, state, or local laws or regulations will be enacted in this area. If regulations were imposed related to oil and gas extraction, the volumes of natural gas that we transport could decline and our results of operations could be adversely affected.

Our business may be adversely affected by changed regulations and increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.

We are also generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses, which may not be covered by insurance. In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.

Hydraulic fracturing is exempt from federal regulation pursuant to the federal Safe Drinking Water Act (except when the fracturing fluids or propping agents contain diesel fuels). However, public concerns have been raised related to its potential environmental impact. Additional federal, state and local laws and regulations to more closely regulate hydraulic fracturing have been considered or implemented. Legislation to further regulate hydraulic fracturing has been proposed in Congress. The U.S. Department of Interior has announced plans to formalize obligations for disclosure of chemicals associated with hydraulic fracturing on federal lands. The results of a pending EPA investigation by a committee of the House of Representatives and two recent reports by the U.S. Department of Energy’s Shale Gas Subcommittee could lead to further restrictions on hydraulic fracturing. The EPA has proposed regulations under the CAA regarding certain emissions from the hydraulic fracturing of oil and natural gas wells and announced its intention to propose regulations by 2014 under the CWA regarding wastewater discharges from hydraulic fracturing and other gas production. In addition, some state and local authorities have considered or imposed new laws and rules related to hydraulic fracturing, including additional permit requirements, operational restrictions, disclosure obligations and temporary or permanent bans on hydraulic fracturing in certain jurisdictions or in environmentally sensitive areas. We cannot predict whether any additional federal, state or local laws or regulations will be enacted in this area and if so, what their provisions would be. If additional levels of reporting, regulation or permitting moratoria were required or imposed related to hydraulic fracturing, the volumes of natural gas that we transport, could decline and our results of operations could be adversely affected.

We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions and expectations may also change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts. In addition, new environmental laws and regulations might adversely affect our products and activities, including storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.

We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. For the year ended December 31, 2011, our two largest customers were Puget Sound Energy, Inc. and Northwest Natural Gas Company. These customers accounted for approximately 33.7 percent of our operating revenues for the year ended December 31, 2011. The loss of all, or even a portion of, the revenues from contracted volumes supplied by these customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows, unless we are able to acquire comparable volumes from other sources.

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

Williams currently maintains excess liability insurance with limits of $610 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations.

Although we maintain property insurance on certain physical assets that we own, lease, or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. All of our insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations and financial condition.

In addition to the insurance coverage described above, Williams is a member of Oil Insurance Limited (OIL), an energy industry mutual insurance company, which provides coverage for damage to our property. As an insured of OIL, Williams shares in the losses among other OIL members even if our property is not damaged. As a result, we may share in any losses incurred by Williams.

Furthermore, any insurance company that provides coverage to us may experience negative developments that could impair their ability to pay any of our claims. As a result, we could be exposed to greater losses than anticipated and may have to obtain replacement insurance, if available, at a greater cost.

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

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent public accounting firms. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board (FASB), the SEC or FERC could issue new rules that might impact how we are required to record revenues, expenses, assets, and liabilities. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations, and financial condition.

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

Our total outstanding long-term debt, as of December 31, 2011, was $693.8 million.

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

Our failure to comply with the covenants in our debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under our public indentures or other material indebtedness could cause a cross-default or cross-acceleration of our credit facility. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if our credit facility cross-defaults, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.

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

Difficult conditions in the global capital markets, the credit markets and the economy in general could negatively affect our business and results of operations.

Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are reduced energy demand and lower prices for our products and services, increased difficulty in collecting amounts owed to us by our customers and a reduction in our credit ratings (either due to tighter rating standards or the negative impacts described above), which could reduce our access to credit markets, raise the cost of such access or require us, WPZ or Williams to provide additional collateral to our counterparties. We have availability under the credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures.

A downgrade of our credit ratings could impact our liquidity, access to capital and our costs of doing business, and independent third parties outside of our control determine our credit ratings.

A downgrade of our credit ratings might increase our cost of borrowing and could cause us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

•	economic downturns;

•	deteriorating capital market conditions;

•	declining market prices for natural gas;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	the overall health of the energy industry, including the bankruptcy or insolvency of other companies.

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

WPZ can exercise substantial control over our distribution policy and our business and operations and may do so in a manner that is adverse to our interests.

We are an indirect wholly-owned subsidiary of WPZ, which exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:

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

Our interstate natural gas transportation and storage operations are subject to federal, state, and local regulatory authorities. Specifically, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. The federal regulation extends to such matters as:

•	transportation of natural gas in interstate commerce;

•	rates, operating terms, and conditions of service, including initiation and discontinuation of services;

•	the types of services we may offer to our customers;

•	certification and construction of new interstate pipeline and storage facilities;

•	acquisition, extension, disposition, or abandonment of existing interstate pipeline and storage facilities;

•	accounts and records;

•	depreciation and amortization policies;

•	relationships with affiliated companies who are involved in marketing functions of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases, or transportation of natural gas.

Under the NGA, the FERC has authority to regulate interstate providers of natural gas pipeline transportation and storage services in interstate commerce, and such providers may only charge rates that have been determined to be just and reasonable by the FERC. In addition, the FERC prohibits providers from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

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

We could be subject to penalties and fines if we fail to comply with laws governing our business.

Our operations are regulated by numerous governmental agencies, including the FERC, the EPA and PHMSA. Should we fail to comply with all applicable FERC administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation and under the recently enacted Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, PHMSA has civil penalty authority up to $200,000 per day (from the prior $100,000) with a maximum of $2 million for any related series of violations (from the prior $1 million). Any material penalties or fines under these or other statutes, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology.

Institutional knowledge residing with current employees nearing retirement eligibility or with employees going to WPX Energy, Inc. as part of the separation of Williams’ exploration and production business might not be adequately preserved.

In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or with the loss of employees as part of the separation of Williams’ exploration and production business, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.

Failure of our service providers or disruptions to our outsourcing relationships might negatively impact our ability to conduct our business.

We rely on Williams for certain services necessary for us to be able to conduct our business. Williams may outsource some or all of these services to third parties, and a failure of all or part of Williams’ relationships with its outsourcing providers could lead to delays in or interruptions of these services. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, results of operations and financial condition.

Some studies indicate a high failure rate of outsourcing relationships. A deterioration in the timeliness or quality of the services performed by the outsourcing providers or a failure of all or part of these relationships could lead to loss of institutional knowledge and interruption of services necessary for us to be able to conduct our business. The expiration of such agreements or the transition of services between providers could lead to similar losses of institutional knowledge or disruptions.

Certain of our accounting and information technology services are currently provided by Williams’ outsourcing provider from service centers outside of the United States. The economic and political conditions in certain countries from which Williams’ outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.

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

Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we have been unable to obtain insurance on commercially reasonable terms or insurance has not been available at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations, and financial condition.

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

Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational and safety systems that operate our pipelines, plants and assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. We could also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access, physical locations, or information otherwise known as “social engineering.”

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.

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

The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 2. Contingent Liabilities and Commitments – Legal Proceedings.”

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are indirectly owned 100 percent by WPZ, a publicly traded master limited partnership, and Williams holds an approximate 72 percent interest in WPZ. Our partnership interest is not publicly traded.

We paid $127.0 million and $191.5 million in cash distributions to our partners during 2011 and 2010, respectively.

Item 6.	SELECTED FINANCIAL DATA

Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, this information is omitted.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of critical accounting estimates, results of operations, and capital resources and liquidity should be read in conjunction with the financial statements and notes thereto included within “Part II, Item 8” of this report.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following are the most critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations.

Regulatory Accounting

We are regulated by the FERC. The Accounting Standards Codification Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Income for the period in which the discontinuance of regulatory accounting treatment occurs. The aggregate amounts of regulatory assets reflected in the Balance Sheet are $61.9 million and $62.4 million at December 31, 2011 and 2010, respectively. The aggregate amounts of regulatory liabilities reflected in the Balance Sheet are $20.9 million and $17.0 million at December 31, 2011 and 2010, respectively. A summary of regulatory assets and liabilities is included in Note 8 of Notes to Financial Statements.

RESULTS OF OPERATIONS

Analysis of Financial Results

This analysis discusses financial results of our operations for the years 2011 and 2010. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Our operating revenues increased $12.7 million, or 3 percent, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase is primarily attributed to higher reservation charges due primarily to the Sundance Trail Expansion Project that was put into service on November 1, 2010.

Our transportation service accounted for 97 percent of our operating revenues for each of the years ended December 31, 2011 and 2010, respectively. Additionally, gas storage service accounted for 3 percent of operating revenues for each of the years ended December 31, 2011 and 2010, respectively.

Total operating expenses increased $10.2 million, or 5 percent. This increase is due primarily to i) higher contractual services, materials and equipment of $4.6 million primarily attributed to increased expenditures on pipeline maintenance; ii) higher depreciation of $2.6 million attributed to property additions; iii) higher labor of $1.7 million; and iv) higher allocated overhead from affiliates of $1.3 million.

Recent Events

Williams incurs certain corporate general and administrative costs which are charged to its businesses, including us. We expect an increase in our proportionate share of these costs in 2012, due in part to Williams’ spin-off of its former exploration and production business, which was completed on December 31, 2011.

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

CAPITAL RESOURCES AND LIQUIDITY

Method of Financing

We fund our working capital and capital requirements with cash flows from operating activities, equity contributions from WPZ, collection of advances made to WPZ, accessing capital markets, and, if required, borrowings under the credit facility and advances from WPZ.

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

Credit Facility

In June 2011, we entered into a $2 billion five-year senior unsecured revolving credit facility agreement (Credit Facility) with WPZ and Transcontinental Gas Pipe Line, LLC (Transco) as co-borrowers. The agreement replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The Credit Facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the Credit Facility is available to WPZ. We may borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by WPZ and Transco

Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 3. Debt, Financing Arrangements, and Leases – Credit Facility and Note 6. Transactions with Major Customers and Affiliates – Related Party Transactions.”

Capital Expenditures

We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, increase transmission or storage capacities from existing levels or enhance revenues. We anticipate 2012 capital expenditures will be between $140 million and $160 million. Of this total, $55 million to $65 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In 2012, we expect to fund our capital expenditures with cash from operations.

Property, plant, and equipment additions were $115.1 million, $120.2 million and $152.6 million for 2011, 2010, and 2009, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature, except the interest on our revolver borrowings, as shown on the following table (in thousands of dollars):

December 31, 2011
Fixed rates on long-term debt:
5.95% senior unsecured notes due 2017	$185,000
6.05% senior unsecured notes due 2018	250,000
7.00% senior unsecured notes due 2016	175,000
7.125% senior unsecured notes due 2025	85,000

695,000
Unamortized debt discount	(1,169)

Total long-term debt	$693,831

Our total long-term debt at December 31, 2011 had a carrying value of $693.8 million and a fair market value of $826.3 million. As of December 31, 2011, the weighted-average interest rate on our long-term debt was 6.4 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Treasurer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting. A report by our registered public accounting firm is not required pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee of

Northwest Pipeline GP

We have audited the accompanying balance sheets of Northwest Pipeline GP as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline GP at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2012

NORTHWEST PIPELINE GP

STATEMENT OF INCOME

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
OPERATING REVENUES	$434,484	$421,817	$434,379

OPERATING EXPENSES:
General and administrative	59,253	57,162	64,657
Operation and maintenance	69,183	65,516	71,085
Depreciation	90,486	87,915	86,373
Regulatory credits	(1,023)	(1,662)	(2,403)
Taxes, other than income taxes	19,356	18,106	14,158

Total operating expenses	237,255	227,037	233,870

Operating income	197,229	194,780	200,509

OTHER INCOME—net:
Interest income -
Affiliated	8	27	74
Other	16	3	16
Allowance for equity funds used during construction	1,438	1,947	1,996
Miscellaneous other expense, net	(108)	(985)	(135)

Total other income - net	1,354	992	1,951

INTEREST CHARGES:
Interest on long-term debt	44,439	44,458	44,439
Other interest	1,994	2,664	5,414
Allowance for borrowed funds used during construction	(663)	(877)	(1,044)

Total interest charges	45,770	46,245	48,809

NET INCOME	$152,813	$149,527	$153,651

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$37	$5
Receivables:
Trade	38,245	38,515
Affiliated companies	2,250	2,118
Advances to affiliate	52,024	45,045
Materials and supplies, less reserves of $816 at December 31, 2011 and $613 at December 31, 2010	10,488	11,719
Exchange gas due from others	3,441	2,323
Exchange gas offset	—	3,854
Prepayments and other	3,469	3,415

Total current assets	109,954	106,994

PROPERTY, PLANT AND EQUIPMENT, at cost	3,068,915	2,965,097
Less-Accumulated depreciation	1,076,943	1,017,634

Total property, plant and equipment, net	1,991,972	1,947,463

OTHER ASSETS:
Deferred charges	10,250	11,817
Regulatory assets	59,605	60,176

Total other assets	69,855	71,993

Total assets	$2,171,781	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

	December 31,	December 31,
	2011	2010
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$13,634	$13,177
Affiliated companies	8,812	10,105
Accrued liabilities:
Taxes, other than income taxes	10,252	10,186
Interest	4,045	4,045
Exchange gas due to others	10,472	13,115
Exchange gas offset	2,241	—
Other	5,006	4,245

Total current liabilities	54,462	54,873

LONG-TERM DEBT	693,831	693,634

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	103,041	88,347

CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)

OWNER’S EQUITY:
Owner’s capital	1,051,962	1,046,862
Retained earnings	268,209	242,396
Accumulated other comprehensive income	276	338

Total owner’s equity	1,320,447	1,289,596

Total liabilities and owner’s equity	$2,171,781	$2,126,450

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF OWNER’S EQUITY

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
Owner’s capital -
Balance at beginning of period	$1,046,862	$1,027,862	$978,682
Capital contribution from parent	5,100	19,000	49,180

Balance at end of period	1,051,962	1,046,862	1,027,862

Loans (to) from affiliate -
Balance at beginning of period	—	(105,431)	(34,265)
Loans (to) from affiliate	—	105,431	(71,166)

Balance at end of period	—	—	(105,431)

Retained earnings -
Balance at beginning of period	242,396	284,319	265,668
Net income	152,813	149,527	153,651
Cash distributions	(127,000)	(191,450)	(135,000)

Balance at end of period	268,209	242,396	284,319

Accumulated other comprehensive income (loss) -
Balance at beginning of period	338	400	462
Cash flow hedges:
Reclassification of gain into earnings	(62)	(62)	(62)

Balance at end of period	276	338	400

Total owner’s equity	$1,320,447	$1,289,596	$1,207,150

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
Net income	$152,813	$149,527	$153,651
Cash flow hedges:
Amortization of cash flow hedges	(62)	(62)	(62)

Total comprehensive income	$152,751	$149,465	$153,589

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$152,813	$149,527	$153,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	90,486	87,915	86,373
Regulatory credits	(1,023)	(1,662)	(2,403)
(Gain) loss on sale of property, plant and equipment	6	—	(508)
Amortization of deferred charges and credits	1,491	2,293	5,050
Allowance for equity funds used during construction	(1,438)	(1,947)	(1,996)
Changes in current assets and liabilities:
Trade accounts receivable	270	1,927	(326)
Affiliated receivables, including income taxes	(132)	2,396	(3,284)
Exchange gas due from others	402	1,262	2,623
Materials and supplies	1,231	(1,759)	(143)
Other current assets	(54)	826	1,744
Trade accounts payable	(597)	(559)	(828)
Affiliated payable, including income taxes	(1,462)	(13,026)	350
Exchange gas due to others	(402)	(1,262)	(2,623)
Other accrued liabilities	827	985	(4,860)
Changes in noncurrent assets and liabilities:
Deferred charges	(2,829)	(5,865)	(3,362)
Other deferred credits	4,769	8,148	5,340

Net cash provided by operating activities	244,358	229,199	234,798

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	8,000	—
Retirement of long-term debt	—	(8,000)	—
Capital contributions from parent	5,100	19,000	49,180
Distributions paid	(127,000)	(191,450)	(135,000)
Other	657	(1,209)	2,212

Net cash used in financing activities	(121,243)	(173,659)	(83,608)

INVESTING ACTIVITIES:
Property, plant and equipment -
Capital expenditures*	(115,111)	(120,236)	(152,580)
Proceeds from sales	(993)	3,913	2,234
Repayments from (advances to) affiliates	(6,979)	60,386	(787)

Net cash used in investing activities	(123,083)	(55,937)	(151,133)

NET INCREASE (DECREASE) IN CASH	32	(397)	57
CASH AT BEGINNING OF PERIOD	5	402	345

CASH AT END OF PERIOD	$37	$5	$402

* Increases to property, plant and equipment	$(115,677)	$(117,629)	$(156,576)
Changes in related accounts payable and accrued liabilities	566	(2,607)	3,996

Capital expenditures	$(115,111)	$(120,236)	$(152,580)

Supplemental disclosures of non-cash transactions:
Adjustment to owner’s equity for benefit plans correction	$—	$—	$(4,402)
Loans to affiliate reclassified to equity	—	—	66,764

See accompanying notes.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure and Control

Northwest Pipeline GP (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams), and Williams holds an approximate 72 percent interest in WPZ, comprised of an approximate 70 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

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

The Accounting Standards Codification Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Topic 980, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to customers in future periods. The accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. (See Note 8 for further discussion.)

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

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

As a result of the ratemaking process, certain revenues collected by us may be subject to possible refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks. At December 31, 2011, we had no rate refund liabilities.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that any expenditures required to meet applicable environmental laws and regulations are prudently incurred in the ordinary course of business and such expenditures would be permitted to be recovered through rates.

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

We provide for depreciation using the straight-line method at FERC prescribed rates, including negative salvage (cost of removal) for transmission and storage facilities. Depreciation of general plant is provided on a group basis at straight-line rates. Included in our depreciation rates is a negative salvage component that we currently collect in rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2011, 2010 and 2009 are as follows:

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

Category of Property
Storage Facilities	0.15%	—	2.23%
Transmission Facilities	0.15%	—	6.67%

The incrementally priced Evergreen Expansion Project, which was an expansion of our pipeline system, was placed in service on October 1, 2003. The levelized rate design of this project created a revenue stream that will remain constant over the related 25-year and 15-year customer contract terms. The related levelized depreciation is lower than book depreciation in the early years and higher than book depreciation in the later years of the contract terms. The depreciation component of the levelized incremental rates will equal the accumulated book depreciation by the end of the primary contract terms. FERC has approved the accounting for the differences between book depreciation and the Evergreen Expansion Project’s levelized depreciation as a regulatory asset with the offsetting credit recorded to a regulatory credit on the accompanying Statement of Income.

We recorded regulatory credits totaling $1.0 million in 2011, $1.7 million in 2010, and $2.4 million in 2009 in the accompanying Statement of Income. These credits relate primarily to the levelized depreciation for the Evergreen Project discussed above. The accompanying Balance Sheet reflects the related regulatory assets of $33.5 million at December 31, 2011, and $32.5 million at December 31, 2010. Such amounts will be amortized over the primary terms of the shipper agreements as such costs are collected through rates.

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the expected timing of the future abandonment of the underlying physical assets. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The regulatory asset is being recovered through the net negative salvage component of depreciation included in our rates, and is being amortized to expense consistent with the amounts collected in rates. The regulatory asset balances as of December 31, 2011 and 2010 were $45.9 million and $40.5 million, respectively. The full amount of the regulatory asset is expected to be recovered in future rates.

The negative salvage component of accumulated depreciation ($37.9 million and $33.6 million at December 31, 2011 and 2010, respectively) was reclassified to a noncurrent regulatory asset or liability and has been netted against the amount of the ARO regulatory asset expected to be collected in rates.

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

The composite rate used to capitalize AFUDC was approximately 9 percent, 10 percent, and 9 percent, for 2011, 2010 and 2009, respectively. Equity AFUDC of $1.4 million, $1.9 million and $2.0 million for 2011, 2010 and 2009, respectively, is reflected in Other Income—net.

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

Income Taxes

We generally are not a taxable entity for federal or state and local income tax purposes. The tax on net income is generally borne by unitholders of our ultimate parent, WPZ. Net income for financial statement purposes may differ significantly from taxable income of WPZ’s unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregated difference in the basis of our assets for financial and tax reporting purposes cannot be readily determined because information regarding each of WPZ’s unitholder’s tax attributes in us is not available to us.

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

Deferred Charges

We amortize deferred charges over varying periods consistent with the FERC approved accounting treatment and recovery for such deferred items. Unamortized debt expense, debt discount and losses on reacquired long-term debt are amortized by the bonds outstanding method over the related debt repayment periods.

Contingent Liabilities

We record liabilities for estimated loss contingencies, including environmental matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. These liabilities are calculated based upon our assumptions and estimates with respect to the likelihood or amount of loss and upon advice of legal counsel, engineers, or other third parties regarding the probable outcomes of the matters. These calculations are made without consideration of any potential recovery from third-parties. We recognize insurance recoveries or reimbursements from others when realizable. Revisions to these liabilities are generally reflected in income when new or different facts or information become known or circumstances changes that affect the previous assumptions or estimates.

Cash Flows from Operating Activities and Cash Equivalents

We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.

Interest Payments

Cash payments for interest were $44.6 million in 2011 and 2010 and $44.5 million in 2009.

2. CONTINGENT LIABILITIES AND COMMITMENTS

Legal Proceedings

We are a party to legal, administrative, and regulatory proceedings arising in the ordinary course of business.

Environmental Matters

We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that we are in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, the Federal Energy Regulatory Commission (FERC) would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. We believe that compliance with applicable environmental requirements is not likely to have a material adverse effect upon our financial position or results of operations.

Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At December 31, 2011, we had accrued liabilities totaling approximately $6.8 million for these costs which are expected to be incurred through 2017. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

Additionally, in August 2010, the EPA promulgated National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with hazardous air pollutant regulations are estimated to include capital costs in the range of $6 million to $9 million through 2013, the compliance date.

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

Safety Matters

Pipeline Integrity Regulations We have developed an Integrity Management Program that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. We are on schedule to complete the required assessments within the required timeframes. Currently, we estimate that the cost to complete the required initial assessments through 2012 and associated remediation will be primarily capital in nature and range between $30 million and $35 million. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

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

Other Commitments

We have commitments for construction and acquisition of property, plant and equipment of approximately $10.4 million at December 31, 2011.

Cash Distributions to Partners

During January 2012, we declared and paid equity distributions of $28 million to WPZ.

3. DEBT, FINANCING ARRANGEMENTS, AND LEASES

Long-Term Debt

Long-term debt, presented net of unamortized discount, consists of the following:

	December 31,
	2011	2010
	(Thousands of Dollars)
5.95% senior unsecured notes due 2017	$184,662	$184,599
6.05% senior unsecured notes due 2018	249,573	249,506
7% senior unsecured notes due 2016	174,754	174,698
7.125% unsecured debentures due 2025	84,842	84,831

Total long-term debt	$693,831	$693,634

As of December 31, 2011, cumulative maturities of outstanding long-term debt (at face value) for the next five years total $175.0 million, all of which is attributable to the seven percent senior unsecured notes, due June 15, 2016.

In the second quarter of 2006, we entered into certain forward starting interest rate swaps prior to our issuance of fixed rate, long-term debt. The swaps, which were settled near the date of the June 2006 debt issuance, hedged the variability of forecasted interest payments arising from changes in interest rates prior to the issuance of our fixed rate debt. The settlement resulted in a gain, recorded in accumulated other comprehensive income, that is being amortized to reduce interest expense over the life of the related debt.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

Restrictive Debt Covenants

At December 31, 2011, none of our debt instruments restrict the amount of distributions to our parent. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.

Credit Facility

In June 2011, we entered into a $2 billion five-year senior unsecured revolving credit facility agreement (Credit Facility) with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco) as co-borrowers. The agreement replaced the existing $1.75 billion credit facility agreement that was scheduled to expire February 17, 2013. The Credit Facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the credit facility is available to WPZ. We may borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by WPZ and Transco.

Under the credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. At December 31, 2011, we are in compliance with these financial covenants.

Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s alternate base rate plus an applicable margin, or a periodic fixed rate equal to London Interbank Offered Rate (LIBOR) plus an applicable margin. The borrower is required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The credit facility contains various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments and allow any material change in the nature of its business.

The credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower and exercise other rights and remedies.

Total letter of credit capacity available to WPZ under the credit facility is $1.3 billion. At December 31, 2011, no letters of credit have been issued and the full $400 million under the credit facility was available to us.

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

Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Thousands of Dollars)
2012	$2,428
2013	2,428
2014	2,428
2015	2,455
2016	2,481

Total	$12,220

Operating lease rental expense, net of sublease revenues, amounted to $2.4 million, $2.2 million, and $3.6 million for 2011, 2010 and 2009, respectively.

4. BENEFIT PLANS

Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.

Pension and Other Postretirement Benefit Plans

Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension expense charged to us by Williams was $5.7 million in 2011, $6.1 million in 2010 and $7.5 million in 2009.

Williams provides certain retiree health care and life insurance benefits for eligible participants that generally were employed by Williams on or before December 31, 1991. No other postretirement benefit expense was recognized in 2011, 2010, or 2009, as such costs are not currently being recovered in our rates. (See Note 8.)

Defined Contribution Plan

Williams charged us compensation expense of $2.4 million in 2011, $2.2 million in 2010, and $2.2 million in 2009 for Williams’ company matching contributions to this plan.

Employee Stock-Based Compensation Plan Information

The Williams Companies, Inc. 2007 Incentive Plan, as amended and restated on February 23, 2010, (Plan) was approved by stockholders on May 20, 2010. The Plan provides for Williams’ common stock-based awards to both employees and nonmanagement directors. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets achieved.

Williams currently bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the options. We are also billed for our proportionate share of both Williams Gas Pipeline Company, LLC’s (WGP) and Williams’ stock-based compensation expense through various allocation processes.

Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $1.4 million and $1.3 million, respectively, excluding amounts allocated from WGP, WPZ, and Williams.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

5. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and advances to affiliate—The carrying amounts of these items approximates their fair value.

Long-term debt—The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.8 million and $826.3 million, respectively, at December 31, 2011, and $693.6 million and $796.1 million, respectively, at December 31, 2010.

6. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

Concentration of Off-Balance-Sheet and Other Credit Risk

During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$99,116	$95,564	$94,508
Northwest Natural Gas Co.	47,322	48,022	49,256

Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.

Related Party Transactions

We are a participant in WPZ’s cash management program. At December 31, 2011 and 2010, the advances due to us by WPZ totaled approximately $52.0 million and $45.0 million, respectively. These advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at December 31, 2011. The interest income from these advances was minimal during the years ended December 31, 2011, 2010, and 2009. Such interest income is included in “Other Income – net: Interest income – Affiliated” on the accompanying Statement of Income.

Williams charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies, for the years ended December 31, 2011, 2010, and 2009, were $35.4 million, $34.1 million, and $36.0 million, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Income. Management considers the cost of these services to be reasonable.

Northwest has no employees. Services are provided to us by an affiliate, NPS. In return, we reimburse NPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. For the years ended December 31, 2011, 2010 and 2009, we were billed $62.6 million, $60.6 million, and $60.1 million, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Income.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities, for the years ended December 31, 2011, 2010, and 2009, were $24.7 million, $6.8 million, and $9.9 million, respectively.

Through July 2009, we leased the Parachute Lateral facilities from an affiliate. Under the terms of the operating lease, we paid monthly rent equal to the revenues collected from transportation services on the lateral, less 3 percent to cover costs related to the operation of the lateral. This lease expense, totaling $5.9 million for the year ended December 31, 2009, is included in “Operation and maintenance expense” on the accompanying Statement of Income. The lease was terminated on August 1, 2009.

During 2011, 2010, and 2009, we declared and paid equity distributions to our parent of $127.0 million, $191.5 million, and $135.0 million, respectively. During January 2012, we declared and paid equity distributions of $28.0 million to our parent.

During 2011, 2010, and 2009, we received contributions of $5.1 million, $19.0 million, and $49.2 million from our parent to fund a portion of our expenditures for additions to property, plant, and equipment. In January 2012, our parent authorized an additional $1.2 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.

We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

7. ASSET RETIREMENT OBLIGATIONS

Our accrued asset retirement obligations relate to our gas storage and transmission facilities. At the end of the useful life of our facilities, we are legally obligated to remove certain transmission facilities including underground pipelines, major river spans, compressor stations and meter station facilities. These obligations also include restoration of the property sites after removal of the facilities from above and below the ground.

During 2011 and 2010, our overall asset retirement obligation changed as follows (in thousands):

	2011	2010
Beginning balance	$65,155	$86,749
Accretion	5,162	6,058
New obligations	2,257	27
Changes in estimates of existing obligations (1)	8,116	(27,679)
Property Dispositions & Settlements	(377)	—

Ending balance	$80,313	$65,155

(1)	Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of assets.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

8. REGULATORY ASSETS AND LIABILITIES

Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our balance sheet. Current regulatory assets are included in prepayments and other. Current regulatory liabilities are included in other accrued liabilities and noncurrent regulatory liabilities are included in deferred credits and other noncurrent liabilities. These balances are presented on our balance sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2011 and 2010:

	2011	2010
	(Thousands of Dollars)
Current regulatory assets:
Environmental costs	$2,200	$2,200
Fuel recovery	78	45

Total current regulatory assets	2,278	2,245

Noncurrent regulatory assets:
Environmental costs	1,117	3,317
Grossed-up deferred taxes on equity funds used during construction	17,034	17,458
Levelized depreciation	33,485	32,463
Asset retirement obligations, net	7,969	6,938

Total noncurrent regulatory assets	59,605	60,176

Total regulatory assets	$61,883	$62,421

Current regulatory liabilities:
Fuel recovery	$3,562	$731

Noncurrent regulatory liabilities:
Postretirement benefits	17,386	16,264

Total regulatory liabilities	$20,948	$16,995

The significant regulatory assets and liabilities include:

Environmental Costs We have accrued liabilities for assessment and remediation activities to bring certain sites up to current environmental standards. The accrual for these liabilities is offset by a regulatory asset. The regulatory asset is being amortized to expense consistent with amounts collected in rates.

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

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

NORTHWEST PIPELINE GP

QUARTERLY FINANCIAL DATA

(Unaudited)

The following is a summary of unaudited quarterly financial data for 2011 and 2010:

	Quarter of 2011
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$109,919	$106,576	$107,216	$110,773
Operating income	51,232	46,596	46,082	53,319
Net income	39,683	35,379	35,241	42,510

	Quarter of 2010
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$106,110	$102,578	$103,562	$109,567
Operating income	50,291	45,419	48,348	50,722
Net income	37,883	34,378	37,673	39,593

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth in Item 8, “Financial Statements and Supplementary Data.”

Fourth Quarter 2011 Changes in Internal Controls

There have been no changes during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Since we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, the information required by Items 10, 11, 12, and 13 is omitted.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2011	2010
	(Thousands of Dollars)
Audit fees	$800	$791
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

	$800	$791

Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC filings and accounting consultations.

As a wholly-owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2011 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and on WPZ’s website at http://williamslp.com under the heading “Investors – SEC Filings.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference to 2011 Form 10-K
(a) 1. and 2. Northwest Pipeline GP financials

Index
Covered by reports of independent auditors:
Statement of Income for the Years Ended December 31, 2011, 2010, and 2009	29
Balance Sheet at December 31, 2011 and 2010	30
Statement of Owners’ Equity for the Years Ended December 31, 2011, 2010, and 2009	32
Statement of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009	33
Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	34
Notes to Financial Statements	35
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2011 and 2010	50
Not covered by reports of independent auditors:
Quarterly Financial Data (Unaudited)	48

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 2. Financial Statement Schedules

NORTHWEST PIPELINE GP

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Thousands of Dollars)

Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
Year ended December 31, 2011:
Reserve for doubtful receivables	$—	$—	$—	$—
Reserve for obsolescence of materials and supplies	613	640	(437)	816
Year ended December 31, 2010:
Reserve for doubtful receivables	—	—	—	—
Reserve for obsolescence of materials and supplies	11	622	(20)	613
Year ended December 31, 2009:
Reserve for doubtful receivables	—	—	—	—
Reserve for obsolescence of materials and supplies	111	145	(245)	11

All other schedules have been omitted because they are not required to be filed.

(a) 3 and b. Exhibits:

Exhibit	Description

2(a)	Certificate of Conversion of Northwest Pipeline Corporation (Exhibit 2.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

4(a)	Senior Indenture, dated as of November 30, 1995 between Northwest Pipeline Corporation and Chemical Bank, relating to Northwest Pipeline’s 7.125% Debentures due 2025 (Exhibit 4.1 to our Registration Statement on Form S-3, filed September 14, 1995) and incorporated herein by reference.

4(b)	Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., relating to Northwest Pipeline’s $175 million aggregate principal amount of 7.0% Senior Notes due 2016 (Exhibit 4.1 to our report on Form 8-K, filed June 23, 2006) and incorporated herein by reference.

4(c)	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (Exhibit 4.1 to our report on Form 8-K, filed April 6, 2007) and incorporated herein by reference.

4(d)	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.1 to our Form 8-K, filed May 23, 2008) and incorporated herein by reference.

10(a)	Administrative Services Agreement, dated January 24, 2008, between Northwest Pipeline GP and Northwest Pipeline Services, LLC (Exhibit 10.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(b)	Contribution, Conveyance and Assumption Agreement, dated January 24, 2008, among Williams Pipeline Partners L.P., Williams Pipeline Operating LLC, WPP Merger LLC, Williams Pipeline Partners Holdings LLC, Northwest Pipeline GP, Williams Pipeline GP LLC, Williams Gas Pipeline Company, LLC, WGPC Holdings LLC and Williams Pipeline Services Company (Exhibit 10.2 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(c)	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Williams Partners L.P.’s, No. 1-32599, quarterly report on Form 10-Q, filed on August 4, 2011) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.I SCH **	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP (Registrant)

By	/s/ R. Rand Clark
R. Rand Clark Controller

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Randall L. Barnard	Senior Vice President and Management Committee Member
Randall L. Barnard	(Principal Executive Officer)

/s/ Richard D. Rodekohr	Vice President and Treasurer
Richard D. Rodekohr	(Principal Financial Officer)

/s/ Allison G. Bridges	Vice President
Allison G. Bridges

/s/ R. Rand Clark	Controller (Principal Accounting Officer)
R. Rand Clark

/s/ Donald R. Chappel	Management Committee Member
Donald R. Chappel

Date: February 27, 2012

EXHIBIT INDEX

Exhibit	Description

2(a)	Certificate of Conversion of Northwest Pipeline Corporation (Exhibit 2.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

4(a)	Senior Indenture, dated as of November 30, 1995 between Northwest Pipeline Corporation and Chemical Bank, relating to Northwest Pipeline’s 7.125% Debentures due 2025 (Exhibit 4.1 to our Registration Statement on Form S-3, filed September 14, 1995) and incorporated herein by reference.

4(b)	Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., relating to Northwest Pipeline’s $175 million aggregate principal amount of 7.0% Senior Notes due 2016 (Exhibit 4.1 to our report on Form 8-K, filed June 23, 2006) and incorporated herein by reference.

4(c)	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (Exhibit 4.1 to our report on Form 8-K, filed April 6, 2007) and incorporated herein by reference.

4(d)	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.1 to our Form 8-K, filed May 23, 2008) and incorporated herein by reference.

10(a)	Administrative Services Agreement, dated January 24, 2008, between Northwest Pipeline GP and Northwest Pipeline Services, LLC (Exhibit 10.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(b)	Contribution, Conveyance and Assumption Agreement, dated January 24, 2008, among Williams Pipeline Partners L.P., Williams Pipeline Operating LLC, WPP Merger LLC, Williams Pipeline Partners Holdings LLC, Northwest Pipeline GP, Williams Pipeline GP LLC, Williams Gas Pipeline Company, LLC, WGPC Holdings LLC and Williams Pipeline Services Company (Exhibit 10.2 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(c)	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Williams Partners L.P.’s, No. 1-32599, quarterly report on Form 10-Q, filed on August 4, 2011) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.I SCH **	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith