Form 10-Q
period 2012-03-31
NORTHWEST PIPELINE GP
filed 2012-04-26
CIK 110019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NORTHWEST PIPELINE GP

STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES	$111,372	$109,919

OPERATING EXPENSES:
General and administrative	17,308	15,423
Operation and maintenance	16,130	15,273
Depreciation	23,310	22,558
Regulatory credits	(289)	(267)
Taxes, other than income taxes	5,254	5,700

Total operating expenses	61,713	58,687

OPERATING INCOME	49,659	51,232

OTHER INCOME - net:
Interest income -
Affiliated	1	3
Other	5	—
Allowance for equity funds used during construction	213	120
Miscellaneous other expense, net	(75)	(106)

Total other income - net	144	17

INTEREST CHARGES:
Interest on long-term debt	11,110	11,110
Other interest	483	510
Allowance for borrowed funds used during construction	(98)	(54)

Total interest charges	11,495	11,566

NET INCOME	38,308	39,683

CASH FLOW HEDGES:
Amortization of cash flow hedges	(16)	(15)

COMPREHENSIVE INCOME	$38,292	$39,668

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$5	$37
Receivables:
Trade	38,964	38,245
Affiliated companies	9	2,250
Advances to affiliate	84,194	52,024
Materials and supplies, less reserves of $109 at March 31, 2012 and $816 at December 31, 2011	10,211	10,488
Exchange gas due from others	1,609	3,441
Prepayments and other	2,982	3,469

Total current assets	137,974	109,954

PROPERTY, PLANT AND EQUIPMENT, at cost	3,084,554	3,068,915
Less-Accumulated depreciation	1,107,898	1,076,943

Total property, plant and equipment, net	1,976,656	1,991,972

OTHER ASSETS:
Deferred charges	9,373	10,250
Regulatory assets	59,570	59,605

Total other assets	68,943	69,855

Total assets	$2,183,573	$2,171,781

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$5,041	$13,634
Affiliated companies	9,619	8,812
Accrued liabilities:
Taxes, other than income taxes	13,688	10,252
Interest	15,155	4,045
Exchange gas due to others	3,436	10,472
Exchange gas offset	1,782	2,241
Other	4,807	5,006

Total current liabilities	53,528	54,462

LONG-TERM DEBT	693,880	693,831

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	104,196	103,041

CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)

OWNER’S EQUITY:
Owner’s capital	1,053,192	1,051,962
Retained earnings	278,517	268,209
Accumulated other comprehensive income	260	276

Total owner’s equity	1,331,969	1,320,447

Total liabilities and owner’s equity	$2,183,573	$2,171,781

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$38,308	$39,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	23,310	22,558
Regulatory credits	(289)	(267)
Amortization of deferred charges and credits	404	425
Allowance for equity funds used during construction	(213)	(120)
Changes in current assets and liabilities:
Trade accounts receivable	(719)	2,120
Affiliated receivables	2,241	16
Exchange gas due from others	1,832	4,675
Materials and supplies	277	336
Other current assets	487	397
Trade accounts payable	(2,565)	(3,656)
Affiliated payables	744	(1,086)
Exchange gas due to others	(1,833)	(4,676)
Other accrued liabilities	14,347	15,302
Changes in noncurrent assets and liabilities:
Deferred charges	(340)	(1,179)
Other deferred credits	1,218	1,399

Net cash provided by operating activities	77,209	75,927

FINANCING ACTIVITIES:
Capital contributions from parent	1,230	3,500
Distributions paid	(28,000)	(26,000)
Other	(2,428)	(2,302)

Net cash used in financing activities	(29,198)	(24,802)

INVESTING ACTIVITIES:
Property, plant and equipment—
Capital expenditures*	(21,000)	(13,820)
Proceeds from sales	5,127	876
Advances to affiliates	(32,170)	(38,117)

Net cash used in investing activities	(48,043)	(51,061)

NET INCREASE (DECREASE) IN CASH	(32)	64
CASH AT BEGINNING OF PERIOD	37	5

CASH AT END OF PERIOD	$5	$69

* Increases to property, plant and equipment	$(17,463)	$(11,234)
Changes in related accounts payable and accrued liabilities	(3,537)	(2,586)

Capital expenditures	$(21,000)	$(13,820)

See accompanying notes.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

In this report, Northwest Pipeline GP (Northwest) is at times referred to in the first person as “we”, “us” or “our.”

Northwest is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). As of March 31, 2012, Williams holds an approximate 72 percent interest in WPZ, comprised of an approximate 70 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

General

The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2011 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our interim financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

In January 2012, we adopted Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5) and Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. ASU 2011-5 also requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported in other comprehensive income. ASU 2011-12 defers the effective date for only the presentation requirements related to reclassifications in ASU 2011-5. During this deferral period, ASU 2011-12 provides that we should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. Net income (loss) and other comprehensive income (loss) are now presented in a single continuous statement.

2. RATE AND REGULATORY MATTERS

Rate Case Settlement Filing

On March 15, 2012, we filed a Stipulation and Settlement Agreement (Settlement) with the FERC. The supporting or non-opposing customers named in the Settlement represent approximately 99.5 percent of our long-term firm transportation and storage capacity. The Settlement specified an annual cost of service of $466.5 million and established a new general system firm transportation rate of $0.44 per dekatherm, a 7.4 percent increase over the current rate. New rates will become effective January 1, 2013, and will remain in effect for a minimum of 3 years and a maximum of 5 years. The settlement is subject to FERC approval. We anticipate the approval process will be completed by the end of the second quarter 2012.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3. CONTINGENT LIABILITIES AND COMMITMENTS

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

Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At March 31, 2012, we had accrued liabilities totaling approximately $6.7 million for these costs which are expected to be incurred through 2017. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Safety Matters

Pipeline Integrity Regulations We have developed an Integrity Management Program that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan to be completed in 2012 along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we have identified high consequence areas and developed our baseline assessment plan. We are on schedule to complete the required assessments within the required timeframes.

Currently, we estimate that the cost to complete the required initial assessments and associated remediation through 2012 will be primarily capital in nature and range between $30 million and $35 million. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

Cash Distributions to Partners

During April 2012, we declared equity distributions of $45 million to WPZ, to be paid April 30, 2012.

4. DEBT AND FINANCING ARRANGEMENT

Credit Facility

Total letter of credit capacity available to WPZ under the $2.0 billion credit facility is $1.3 billion. At March 31, 2012, no letters of credit have been issued and no loans are outstanding, so the full $400 million under the credit facility was available to us.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and advances to affiliate - The carrying amounts of these items approximates their fair value.

Long-term debt - The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.9 million and $823.8 million, respectively, at March 31, 2012, and $693.8 million and $826.3 million, respectively, at December 31, 2011. We classify our publicly registered debt as Level 2.

6. TRANSACTIONS WITH AFFILIATES

We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At March 31, 2012 and December 31, 2011, the advances due to us by WPZ totaled approximately $84.2 million and $52.0 million, respectively. These advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at March 31, 2012. The interest income from these advances was minimal during the three months ended March 31, 2012 and March 31, 2011. Such interest income is included in “Other Income – net: Interest income – Affiliated” on the accompanying Statement of Income.

The Williams Companies, Inc. (Williams) charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies, for the three months ended March 31, 2012 and 2011, were $10.3 million and $9.3 million, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Income. Management considers the cost of these services to be reasonable.

Northwest has no employees. Services are provided to us by an affiliate, Northwest Pipeline Services LLC (NPS). In return, we reimburse NPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. For the three months ended March 31, 2012 and 2011, we were billed $15.9 million and $15.1 million, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Income.

During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities, for the three months ended March 31, 2012 were minimal. Combined revenues for the three months ended 2011 were $5.9 million. The reduction in revenues from 2011 is a result of Williams’ spin-off of its former exploration and production business, which was completed on December 31, 2011. These revenues, associated with transportation transactions, are now reflected with the revenues from outside parties.

During the three months ended March 31, 2012 and 2011, we declared and paid equity distributions to our parent of $28.0 million and $26.0 million, respectively. During April 2012, we declared equity distributions of $45.0 million to our parent, to be paid on April 30, 2012.

During the three months ended March 31, 2012 and 2011, we received contributions of $1.2 million and $3.5 million, respectively, from our parent to fund a portion of our expansion related expenditures for additions to property, plant, and equipment. In April 2012, our parent authorized an additional $1.1 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Financial Statements, Notes, and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2011 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

This analysis discusses financial results of our operations for the three-month periods ended March 31, 2012 and 2011. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Our operating revenues increased $1.5 million, or 1 percent. This increase is primarily attributed to higher reservation charges, higher commodity revenue, higher incremental revenue, and the timing effect of leap year in 2012.

Transportation service and gas storage service accounted for 97 percent and 3 percent, respectively, of our operating revenues for both periods.

Operating expenses increased $3.0 million, or 5 percent, due primarily to i) higher allocated overhead from affiliates of $1.0 million; ii) higher depreciation of $0.8 million attributed to property additions; iii) higher contractual services, materials and equipment of $0.7 million primarily attributed to increased expenditures on pipeline maintenance; and iv) higher labor of $0.5 million.

CAPITAL EXPENDITURES

Our capital expenditures were $21.0 million and $13.8 million for the three months ended March 31, 2012 and 2011, respectively. Our capital expenditures estimate for 2012 is discussed in our 2011 Annual Report on Form 10-K. That estimate includes the following new capital projects proposed by us:

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

First-Quarter 2012 Changes in Internal Controls

There have been no changes during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information called for by this item is provided in Note 3. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

ITEM 6.	EXHIBITS

The following instruments are included as exhibits to this report.

Exhibit	Description

3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** 101.SCH** 101.CAL** 101.LAB** 101.PRE**	XBRL Instance Document. XBRL Taxonomy Extension Schema. XBRL Taxonomy Extension Calculation Linkbase. XBRL Taxonomy Extension Label Linkbase. XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP
Registrant

By:	/s/ R. Rand Clark
R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)

Date: April 26, 2012

EXHIBIT INDEX

Exhibit	Description

3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** 101.SCH** 101.CAL** 101.LAB** 101.PRE**	XBRL Instance Document. XBRL Taxonomy Extension Schema. XBRL Taxonomy Extension Calculation Linkbase. XBRL Taxonomy Extension Label Linkbase. XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.