Form 10-Q
period 2012-06-30
NORTHWEST PIPELINE GP
filed 2012-08-02
CIK 110019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “in service date,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NORTHWEST PIPELINE GP

STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING REVENUES	$106,311	$106,576	$217,683	$216,495

OPERATING EXPENSES:
General and administrative	17,305	13,694	33,888	28,503
Operation and maintenance	18,561	19,096	35,416	34,983
Depreciation	23,225	22,543	46,535	45,101
Regulatory credits	(115)	(267)	(404)	(534)
Taxes, other than income taxes	4,524	4,914	9,778	10,614

Total operating expenses	63,500	59,980	125,213	118,667

Operating Income	42,811	46,596	92,470	97,828

OTHER INCOME - net:
Interest income -
Affiliated	2	2	3	5
Other	1	1	6	1
Allowance for equity funds used during construction	506	287	719	407
Miscellaneous other (expense) income, net	(83)	(27)	(158)	(133)

Total other income - net	426	263	570	280

INTEREST CHARGES:
Interest on long-term debt	11,109	11,109	22,219	22,219
Other interest	478	504	961	1,014
Allowance for borrowed funds used during construction	(236)	(133)	(334)	(187)

Total interest charges	11,351	11,480	22,846	23,046

NET INCOME	31,886	35,379	70,194	75,062

CASH FLOW HEDGES:

Amortization of cash flow hedges	(15)	(16)	(31)	(31)

COMPREHENSIVE INCOME	$31,871	$35,363	$70,163	$75,031

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$240	$37
Receivables:
Trade	36,147	38,245
Affiliated companies	—	2,250
Advances to affiliate	61,462	52,024
Materials and supplies, less reserves of $59 at June 30, 2012 and $816 at December 31, 2011	10,049	10,488
Exchange gas due from others	1,145	3,441
Prepayments and other	4,447	3,469

Total current assets	113,490	109,954

PROPERTY, PLANT AND EQUIPMENT, at cost	3,120,625	3,068,915
Less-Accumulated depreciation	1,128,771	1,076,943

Total property, plant and equipment, net	1,991,854	1,991,972

OTHER ASSETS:
Deferred charges	8,742	10,250
Regulatory assets	59,394	59,605

Total other assets	68,136	69,855

Total assets	$2,173,480	$2,171,781

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30,	December 31,
	2012	2011
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$16,848	$13,634
Affiliated companies	13,441	8,812
Accrued liabilities:
Taxes, other than income taxes	11,622	10,252
Interest	4,045	4,045
Exchange gas due to others	2,126	10,472
Exchange gas offset	2,049	2,241
Other	3,940	5,006

Total current liabilities	54,071	54,462

LONG-TERM DEBT	693,929	693,831

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	105,540	103,041

CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)

OWNER’S EQUITY:
Owner’s capital	1,054,292	1,051,962
Retained earnings	265,403	268,209
Accumulated other comprehensive income	245	276

Total owner’s equity	1,319,940	1,320,447

Total liabilities and owner’s equity	$2,173,480	$2,171,781

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$70,194	$75,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	46,535	45,101
Regulatory credits	(404)	(534)
Amortization of deferred charges and credits	795	859
Allowance for equity funds used during construction	(719)	(407)
Changes in current assets and liabilities:
Trade accounts receivable	2,098	4,541
Affiliated receivables	2,250	84
Exchange gas due from others	2,296	7,780
Materials and supplies	439	499
Other current assets	(978)	(1,320)
Trade accounts payable	(2,465)	(2,620)
Affiliated payables	4,695	3,650
Exchange gas due to others	(2,295)	(7,781)
Other accrued liabilities	303	2,821
Changes in noncurrent assets and liabilities:
Deferred charges	(954)	(1,130)
Other deferred credits	2,639	2,748

Net cash provided by operating activities	124,429	129,353

FINANCING ACTIVITIES:
Capital contributions from parent	2,330	3,500
Distributions paid	(73,000)	(64,000)
Other	(1,719)	(1,424)

Net cash used in financing activities	(72,389)	(61,924)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures*	(47,147)	(36,245)
Proceeds from sales	4,748	1,150
Advances to affiliates	(9,438)	(32,332)

Net cash used in investing activities	(51,837)	(67,427)

NET INCREASE IN CASH	203	2
CASH AT BEGINNING OF PERIOD	37	5

CASH AT END OF PERIOD	$240	$7

* Increases to property, plant and equipment	$(54,479)	$(36,850)
Changes in related accounts payable and accrued liabilities	7,332	605

Capital expenditures	$(47,147)	$(36,245)

See accompanying notes.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

In this report, Northwest Pipeline GP (Northwest) is at times referred to in the first person as “we”, “us” or “our.”

Northwest is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). As of June 30, 2012, Williams holds an approximate 68 percent interest in WPZ, comprised of an approximate 66 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

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

Certain reclassifications from Administrative and general to Operations and maintenance, related to certain employee related expenses of $0.9 million and $1.5 million for the three and six months ended June 30, 2011, respectively, have been made to conform to the presentation utilized in the 2012 Statement of Comprehensive Income.

2. RATE AND REGULATORY MATTERS

Rate Case Settlement Filing

On April 26, 2012, the Federal Energy Regulatory Commission (FERC) unconditionally approved Northwest’s Stipulation and Settlement Agreement (Settlement) filed on March 15, 2012. The supporting or non-opposing customers named in the Settlement represent approximately 99.5 percent of our long-term firm transportation and storage capacity. The Settlement specified an annual cost of service of $466.5 million and established a new general system firm transportation rate of $0.44 per dekatherm, a 7.4 percent increase over the current rate. New rates will become effective January 1, 2013, and will remain in effect for a minimum of 3 years and a maximum of 5 years.

3. CONTINGENT LIABILITIES AND COMMITMENTS

Legal Proceedings

We are a party to legal, administrative, and regulatory proceedings arising in the ordinary course of business.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

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

Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At June 30, 2012, we had accrued liabilities totaling approximately $6.3 million for these costs which are expected to be incurred through 2017. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. In September 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Based on the published designations, no Northwest facilities are located within the non-attainment areas. At this time, it is unknown whether future state regulatory actions associated with implementation of the 2008 ozone standard will impact our operations and increase the cost of additions to property, plant and equipment. Until any additional state regulatory actions are proposed, we are unable to estimate the cost of additions that may be required to meet this new regulation.

Additionally, in August 2010, the EPA promulgated National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the hazardous air pollutant regulations are estimated to include capital costs in the range of $3 million to $4 million through 2013, the compliance date.

In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. In February 2012, the EPA designated all areas of the country as “unclassifiable/attainment,” meaning that information available at that time did not indicate that air quality in these areas exceeded the NAAQS. Also, at that time, the EPA noted its plan to deploy an expanded NO2 monitoring network beginning in 2013. Once three years of data is collected from the new monitoring network, the EPA will reassess attainment status with the one-hour NO2 NAAQS. Until that time, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of the EPA’s or states’ future assessment using the new monitoring network, we are unable to estimate the cost of additions that may be required.

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

We estimate the cost to complete the required initial assessments and associated remediation through 2012 will be primarily capital in nature and range between $30 million and $35 million for the full year of 2012. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

4. DEBT AND FINANCING ARRANGEMENT

Credit Facility

Total letter of credit capacity available to WPZ under the $2.0 billion credit facility is $1.3 billion. At June 30, 2012, WPZ had a total of $345 million outstanding under the credit facility and no letters of credit have been issued. At June 30, 2012, the full $400 million under the credit facility was available to us.

5. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and advances to affiliate - The carrying amounts of these items approximates their fair value.

Long-term debt - The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.9 million and $826.7 million, respectively, at June 30, 2012, and $693.8 million and $826.3 million, respectively, at December 31, 2011.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. TRANSACTIONS WITH AFFILIATES

We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At June 30, 2012 and December 31, 2011, the advances due to us by WPZ totaled approximately $61.5 million and $52.0 million, respectively. These advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at June 30, 2012. The interest income from these advances was minimal during the six months ended June 30, 2012 and June 30, 2011. Such interest income is included in “Other Income – net: Interest income – Affiliated” on the accompanying Statement of Comprehensive Income.

The Williams Companies, Inc. (Williams) charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies, for the six months ended June 30, 2012 and 2011, were $21.3 million and $18.0 million, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Comprehensive Income. Management considers the cost of these services to be reasonable.

We have no employees. Services are provided to us by an affiliate, Northwest Pipeline Services LLC (NPS). Pursuant to an administrative services agreement, NPS provides personnel, facilities, goods, and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse NPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. For the six months ended June 30, 2012 and 2011, we were billed $33.7 million and $30.9 million, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Comprehensive Income.

During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities, for the six months ended June 30, 2012 were minimal. Combined revenues for the six months ended 2011 were $12.1 million. The reduction in revenues from 2011 is a result of Williams’ spin-off of its former exploration and production business, which was completed on December 31, 2011. These revenues, associated with transportation transactions, are now reflected with the revenues from outside parties.

During the six months ended June 30, 2012 and 2011, we declared and paid equity distributions to our parent of $73.0 million and $64.0 million, respectively. During July 2012, we declared and paid equity distributions of $34.5 million to our parent.

During the six months ended June 30, 2012 and 2011, we received contributions of $2.3 million and $3.5 million, respectively, from our parent to fund a portion of our expansion related expenditures for additions to property, plant, and equipment. In July 2012, our parent authorized an additional $1.2 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.

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

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

This analysis discusses financial results of our operations for the six-month periods ended June 30, 2012 and 2011. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Our operating revenues increased $1.2 million, or 1 percent. This increase is primarily attributed to higher reservation charges and the timing effect of leap year in 2012.

Transportation service and gas storage service accounted for 97 percent and 3 percent, respectively, of our operating revenues for both periods.

Operating expenses increased $6.5 million, or 6 percent, due primarily to i) higher allocated overhead from affiliates of $3.4 million; ii) higher depreciation of $1.4 million, attributed to property additions; iii) higher employee incentive compensation expense of $0.9 million; iv) higher pension costs of $0.8 million; and (v) higher labor costs of $0.8 million; partially offset by lower ad valorem taxes of $0.8 million, resulting primarily from favorable valuation settlements.

CAPITAL EXPENDITURES

Our capital expenditures were $47.1 million and $36.2 million for the six months ended June 30, 2012 and 2011, respectively. Our capital expenditures estimate for 2012 is discussed in our 2011 Annual Report on Form 10-K. That estimate includes the following new capital projects proposed by us:

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

Second-Quarter 2012 Changes in Internal Controls

There have been no changes during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**

XBRL Instance Document.

XBRL Taxonomy Extension Schema.

XBRL Taxonomy Extension Calculation Linkbase.

XBRL Taxonomy Definition Linkbase.

XBRL Taxonomy Extension Label Linkbase.

XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP
Registrant

By:	/s/ R. Rand Clark
R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)

Date: August 2, 2012

EXHIBIT INDEX

Exhibit	Description
3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.