Form 10-Q
period 2012-09-30
NORTHWEST PIPELINE GP
filed 2012-10-31
CIK 110019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

ii

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NORTHWEST PIPELINE GP

STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES	$107,643	$107,216	$325,326	$323,711

OPERATING EXPENSES:
General and administrative	17,250	13,647	51,138	42,150
Operation and maintenance	20,061	20,811	55,477	55,794
Depreciation	23,245	22,515	69,780	67,616
Regulatory credits	(37)	(266)	(441)	(800)
Taxes, other than income taxes	4,741	4,427	14,519	15,041

Total operating expenses	65,260	61,134	190,473	179,801

Operating Income	42,383	46,082	134,853	143,910

OTHER (INCOME) AND OTHER DEDUCTIONS:
Interest on long-term debt	11,110	11,110	33,329	33,329
Other interest	563	492	1,524	1,506
Allowance for equity and borrowed funds used during construction	(724)	(874)	(1,777)	(1,468)
Miscellaneous other (income) deductions, net	220	113	369	240

Total other (income) and other deductions	11,169	10,841	33,445	33,607

NET INCOME	31,214	35,241	101,408	110,303

CASH FLOW HEDGES:
Amortization of cash flow hedges	(15)	(16)	(46)	(47)

COMPREHENSIVE INCOME	$31,199	$35,225	$101,362	$110,256

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$100	$37
Receivables:
Trade	36,991	38,245
Affiliated companies	—	2,250
Advances to affiliate	53,301	52,024
Materials and supplies, less reserves of $52 at September 30, 2012 and $816 at December 31, 2011	9,995	10,488
Exchange gas due from others	1,828	3,441
Exchange gas offset	9	—
Prepayments and other	4,173	3,469

Total current assets	106,397	109,954

PROPERTY, PLANT AND EQUIPMENT, at cost	3,139,995	3,068,915
Less-Accumulated depreciation	1,143,715	1,076,943

Total property, plant and equipment, net	1,996,280	1,991,972

OTHER ASSETS:
Deferred charges	9,341	10,250
Regulatory assets	60,092	59,605

Total other assets	69,433	69,855

Total assets	$2,172,110	$2,171,781

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	September 30,	December 31,
	2012	2011
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$22,866	$13,634
Affiliated companies	9,316	8,812
Accrued liabilities:
Taxes, other than income taxes	16,713	10,252
Interest	15,155	4,045
Exchange gas due to others	2,349	10,472
Exchange gas offset	—	2,241
Other	4,659	5,006

Total current liabilities	71,058	54,462

LONG-TERM DEBT	693,978	693,831

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	89,236	103,041

CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)	—	—

OWNER’S EQUITY:
Owner’s capital	1,055,492	1,051,962
Retained earnings	262,116	268,209
Accumulated other comprehensive income	230	276

Total owner’s equity	1,317,838	1,320,447

Total liabilities and owner’s equity	$2,172,110	$2,171,781

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$101,408	$110,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	69,780	67,616
Regulatory credits	(441)	(800)
Amortization of deferred charges and credits	1,192	1,277
Allowance for equity funds used during construction	(1,213)	(1,005)
Changes in current assets and liabilities:
Trade accounts receivable	1,254	3,235
Affiliated receivables	2,250	6
Exchange gas due from others	1,604	6,858
Materials and supplies	493	539
Other current assets	(704)	(887)
Trade accounts payable	(765)	(864)
Affiliated payables	504	(1,944)
Exchange gas due to others	(1,604)	(6,858)
Other accrued liabilities	17,222	17,436
Changes in noncurrent assets and liabilities:
Deferred charges	(3,741)	(1,757)
Other deferred credits	4,677	3,535

Net cash provided by operating activities	191,916	196,690

FINANCING ACTIVITIES:
Capital contributions from parent	3,530	4,400
Distributions paid	(107,500)	(94,000)
Other	(1,205)	1,450

Net cash used in financing activities	(105,175)	(88,150)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures*	(90,798)	(72,456)
Proceeds from sales	5,397	(11)
Advances to affiliates	(1,277)	(36,072)

Net cash used in investing activities	(86,678)	(108,539)

NET INCREASE IN CASH	63	1
CASH AT BEGINNING OF PERIOD	37	5

CASH AT END OF PERIOD	$100	$6

* Increases to property, plant and equipment	$(102,000)	$(85,168)
Changes in related accounts payable and accrued liabilities	11,202	12,712

Capital expenditures	$(90,798)	$(72,456)

See accompanying notes.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

In this report, Northwest Pipeline GP (Northwest) is at times referred to in the first person as “we”, “us” or “our.”

Northwest is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). As of September 30, 2012, Williams holds an approximate 66 percent interest in WPZ, comprised of an approximate 64 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

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

Certain reclassifications from General and administrative to Operation and maintenance, related to certain employee related expenses of $0.8 million and $2.3 million for the three and nine months ended September 30, 2011, respectively, have been made to conform to the presentation utilized in the 2012 Statement of Comprehensive Income.

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At September 30, 2012, we had accrued liabilities totaling approximately $6.8 million for these costs which are expected to be incurred through 2017. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

Currently, we estimate the cost to complete the required initial assessments and associated remediation through 2012 will be primarily capital in nature and range between $8 million and $10 million. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.

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

4. DEBT AND FINANCING ARRANGEMENT

Credit Facility

In September 2012, WPZ amended its existing $2 billion senior unsecured revolving credit facility agreement to increase its aggregate commitments by $400 million. This facility was also amended to provide an additional $400 million increase to be available under certain conditions in the future.

Total letter of credit capacity available to WPZ under the $2.4 billion credit facility is $1.3 billion. At September 30, 2012, no letters of credit have been issued and no loans are outstanding under the credit facility. We may borrow up to $400 million under the credit facility to the extent not otherwise utilized by WPZ and Transcontinental Gas Pipe Line Company, LLC. At September 30, 2012, the full $400 million under the credit facility was available to us.

5. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and advances to affiliate—The carrying amounts of these items approximates their fair value.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.0 million and $835.6 million, respectively, at September 30, 2012, and $693.8 million and $826.3 million, respectively, at December 31, 2011.

6. TRANSACTIONS WITH AFFILIATES

We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At September 30, 2012 and December 31, 2011, the advances due to us by WPZ totaled approximately $53.3 million and $52.0 million, respectively. These advances are represented by demand notes. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at September 30, 2012. The interest income from these advances was minimal during the nine months ended September 30, 2012 and September 30, 2011. Such interest income is included in “Other (Income) and Other Deductions – Miscellaneous other (income) deductions, net” on the accompanying Statement of Comprehensive Income.

The Williams Companies, Inc. (Williams) charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies, for the nine months ended September 30, 2012 and 2011, were $32.1 million and $26.8 million, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Comprehensive Income. Management considers the cost of these services to be reasonable.

We have no employees. Services are provided to us by an affiliate, Northwest Pipeline Services LLC (NPS). Pursuant to an administrative services agreement, NPS provides personnel, facilities, goods, and equipment not otherwise provided by us that are necessary to operate our business. In return, we reimburse NPS for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. For the nine months ended September 30, 2012 and 2011, we were billed $51.8 million and $46.7 million, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Comprehensive Income.

During the periods presented, our revenues include transportation transactions and rental of communication facilities with subsidiaries of Williams. Combined revenues for these activities, for the nine months ended September 30, 2012 were minimal. Combined revenues for the nine months ended 2011 were $18.4 million. The reduction in revenues from 2011 is a result of Williams’ spin-off of its former exploration and production business, which was completed on December 31, 2011. These revenues, associated with transportation transactions, are now reflected with the revenues from outside parties.

During the nine months ended September 30, 2012 and 2011, we declared and paid equity distributions to our parent of $107.5 million and $94.0 million, respectively. During October 2012, we declared and paid equity distributions of $30.0 million to our parent.

During the nine months ended September 30, 2012 and 2011, we received contributions of $3.5 million and $4.4 million, respectively, from our parent to fund a portion of our expansion related expenditures for additions to property, plant, and equipment. In October 2012, our parent authorized an additional $5.1 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.

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

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2012 and 2011. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Our operating revenues increased $1.6 million. This increase is primarily attributed to higher reservation charges and the timing effect of leap year in 2012.

Transportation service and gas storage service accounted for 97 percent and 3 percent, respectively, of our operating revenues for both periods.

Operating expenses increased $10.7 million, or 6 percent, due primarily to i) higher allocated overhead from affiliates of $5.3 million; ii) higher depreciation of $2.2 million, attributed to property additions; iii) higher employee incentive compensation expense of $1.4 million; and iv) higher pension costs of $1.3 million.

CAPITAL EXPENDITURES

Our capital expenditures were $90.8 million and $72.5 million for the nine months ended September 30, 2012 and 2011, respectively. We anticipate our total 2012 capital expenditures will be between $130 million and $150 million. Of this total, $55 million to $65 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. This estimate includes the following new capital projects proposed by us:

North and South Seattle Lateral Delivery Expansions

We have executed agreements with Puget Sound Energy to expand the North and South Seattle laterals and provide additional lateral capacity of approximately 84 MDth per day and 74 MDth per day, respectively. We estimate the expansion of the two laterals to cost between $28 million and $32 million. North Seattle is scheduled for a November 2012 in-service date and South Seattle is scheduled for a fall 2013 in-service date.

Item 4. Controls and Procedures

Our management, including our Vice President and our Vice President and Treasurer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Northwest have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Vice President and our Vice President and Treasurer. Based upon that evaluation, our Vice President and our Vice President and Treasurer concluded that these Disclosure Controls are effective at a reasonable assurance level.

Third-Quarter 2012 Changes in Internal Controls

There have been no changes during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The information called for by this item is provided in Note 3. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

ITEM 6. EXHIBITS

The following instruments are included as exhibits to this report.

Exhibit	Description

3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(a)	Commitment Increase and First Amendment dated as of September 25, 2012, by and among Williams Partners L.P., Northwest Pipeline GP, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, the Issuing Banks, and Citibank N.A., as Administrative Agent (filed on September 27, 2012 as exhibit 10.1 to Williams Partners L.P.’s Form 8-K, (File No. 001-32599) and incorporated herein by reference).

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP
Registrant

By:	/s/ R. Rand Clark

R. Rand Clark
Controller
(Duly Authorized Officer and
Chief Accounting Officer)

Date: October 31, 2012

EXHIBIT INDEX

Exhibit	Description

3(a)	Statement of Partnership Existence of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed October 2, 2007) and incorporated herein by reference.

3(b)	Amended and Restated General Partnership Agreement of Northwest Pipeline GP (Exhibit 3.1 to our report on Form 8-K, filed January 30, 2008) and incorporated herein by reference.

10(a)	Commitment Increase and First Amendment dated as of September 25, 2012, by and among Williams Partners L.P., Northwest Pipeline GP, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, the Issuing Banks, and Citibank N.A., as Administrative Agent (filed on September 27, 2012 as exhibit 10.1 to Williams Partners L.P.’s Form 8-K, (File No. 001-32599) and incorporated herein by reference).

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.