Form 10-Q
period 2013-03-31
NORTHWEST PIPELINE GP
filed 2013-05-08
CIK 110019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 1-7414

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomenon, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NORTHWEST PIPELINE GP

STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES	$118,734	$111,372

OPERATING EXPENSES:
General and administrative	16,210	16,814
Operation and maintenance	16,795	17,416
Depreciation	24,012	23,310
Regulatory debits (credits)	185	(289)
Taxes, other than income taxes	4,340	4,462

Total operating expenses	61,542	61,713

OPERATING INCOME	57,192	49,659

OTHER (INCOME) AND OTHER EXPENSES:
Interest on long-term debt	11,110	11,110
Other interest	444	483
Allowance for equity and borrowed funds used during construction	(276)	(311)
Miscellaneous other (income) expenses, net	276	69

Total other (income) and other expenses	11,554	11,351

NET INCOME	45,638	38,308

CASH FLOW HEDGES:
Amortization of cash flow hedges into Other interest	(15)	(16)

COMPREHENSIVE INCOME	$45,623	$38,292

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$100	$117
Receivables:
Trade	41,211	39,836
Affiliated companies	2,315	1,683
Advances to affiliate	98,706	29,322
Other	8,748	6,700
Materials and supplies, less reserves of $19 at March 31, 2013 and $81 at December 31, 2012	10,224	10,137
Exchange gas due from others	2,769	3,426
Exchange gas offset	1,829	1,277
Prepayments and other	2,555	3,353

Total current assets	168,457	95,851

PROPERTY, PLANT AND EQUIPMENT, at cost	3,155,843	3,163,489
Less-Accumulated depreciation	1,172,238	1,159,944

Total property, plant and equipment, net	1,983,605	2,003,545

OTHER ASSETS:
Deferred charges	7,824	7,918
Regulatory assets	58,649	60,298

Total other assets	66,473	68,216

Total assets	$2,218,535	$2,167,612

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$11,794	$18,383
Affiliated companies	10,264	10,912
Accrued liabilities:
Taxes, other than income taxes	14,068	10,961
Interest	15,155	4,045
Exchange gas due to others	3,825	6,572
Other	4,762	4,467

Total current liabilities	59,868	55,340

LONG-TERM DEBT	694,076	694,027

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	90,730	90,007

CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)

OWNER’S EQUITY:
Owner’s capital	1,060,592	1,060,592
Retained earnings	313,070	267,432
Accumulated other comprehensive income	199	214

Total owner’s equity	1,373,861	1,328,238

Total liabilities and owner’s equity	$2,218,535	$2,167,612

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$45,638	$38,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24,012	23,310
Regulatory debits (credits)	185	(289)
Amortization of deferred charges and credits	442	404
Allowance for equity funds used during construction	(187)	(213)
Changes in current assets and liabilities:
Trade and other accounts receivable	(3,423)	(719)
Affiliated receivables	(632)	2,241
Exchange gas due from others	2,747	1,832
Materials and supplies	(87)	277
Other current assets	798	487
Trade accounts payable	(4,262)	(2,565)
Affiliated payables	(648)	744
Exchange gas due to others	(2,747)	(1,833)
Other accrued liabilities	14,515	14,347
Changes in noncurrent assets and liabilities:
Deferred charges	(1,041)	(340)
Other deferred credits	1,166	1,218

Net cash provided by operating activities	76,476	77,209

FINANCING ACTIVITIES:
Capital contributions from parent	—	1,230
Distributions paid	—	(28,000)
Other	(660)	(2,428)

Net cash used in financing activities	(660)	(29,198)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures*	(8,171)	(21,000)
Proceeds from sales	1,722	5,127
Advances to affiliates	(69,384)	(32,170)

Net cash used in investing activities	(75,833)	(48,043)

NET DECREASE IN CASH	(17)	(32)
CASH AT BEGINNING OF PERIOD	117	37

CASH AT END OF PERIOD	$100	$5

* Increases to property, plant and equipment	$(6,504)	$(17,463)
Changes in related accounts payable and accrued liabilities	(1,667)	(3,537)

Capital expenditures	$(8,171)	$(21,000)

See accompanying notes.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

In this report, Northwest Pipeline GP (Northwest) is at times referred to in the first person as “we”, “us” or “our.”

Northwest is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At March 31, 2013, Williams holds an approximate 68 percent interest in WPZ, comprised of an approximate 66 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

General

The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2012 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our interim financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior period amounts reported within Total operating expenses in the Statement of Comprehensive Income have been reclassified to conform to the current presentation. The effect of the correction increased Operation and maintenance costs $1.3 million, decreased General and administrative expenses $0.5 million, and decreased Taxes, other than income taxes $0.8 million, with no net impact on Total operating expenses, Operating Income, or Net Income for 2012.

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

Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

mercury and other constituents to bring the sites up to Washington’s current environmental standards. At March 31, 2013, we had accrued liabilities totaling approximately $6.3 million for these costs which are expected to be incurred through 2017. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone to ensure that the standards were clearly grounded in science, and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration was complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. In September 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Based on the published designations, no Northwest facilities are located within the non-attainment areas. At this time, it is unknown whether future state regulatory actions associated with implementation of the 2008 ozone standard will impact our operations and increase the cost of additions to property, plant and equipment. Until any additional state regulatory actions are proposed, we are unable to estimate the cost of additions that may be required to meet any such new regulation.

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Other Commitments

We have commitments for construction and acquisition of property, plant, and equipment of approximately $33.3 million at March 31, 2013.

3. DEBT AND FINANCING ARRANGEMENT

Credit Facility

Total letter of credit capacity available to WPZ under the $2.4 billion credit facility is $1.3 billion. At March 31, 2013, WPZ had a total of $250 million outstanding under the credit facility and no letters of credit have been issued. We may borrow up to $400 million under the credit facility to the extent not otherwise utilized by WPZ and Transcontinental Gas Pipe Line Company, LLC. At March 31, 2013, the full $400 million under the credit facility was available to us.

4. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and advances to affiliate – The carrying amounts of these items approximates their fair value.

Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.1 million and $834.1 million, respectively, at March 31, 2013, and $694.0 million and $840.2 million, respectively, at December 31, 2012.

5. TRANSACTIONS WITH AFFILIATES

We are a participant in WPZ’s cash management program. At March 31, 2013 and December 31, 2012, our advances to WPZ totaled approximately $98.7 million and $29.3 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at March 31, 2013. The interest income from these advances was minimal during the three months ended March 31, 2013 and March 31, 2012. Such interest income is included in “Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net” on the accompanying Statement of Comprehensive Income.

Williams charges its subsidiary companies for management services provided by it and other affiliated companies. Such corporate expenses charged by Williams, WPZ, and other affiliated companies, for the three months ended March 31, 2013 and 2012, were $16.0 million and $10.3 million, respectively. These expenses are included in “General and administrative expense” on the accompanying Statement of Comprehensive Income. Management considers the cost of these services to be reasonable.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. In return, we reimburse Williams for all direct and indirect expenses it incurs or payments it makes (including salary, bonus, incentive compensation, pension and other benefits) in connection with these services. For the three months ended March 31, 2013 and 2012, we were billed $15.4 million and $15.9 million, respectively. Such expenses are primarily included in “General and administrative” and “Operation and maintenance” expenses on the accompanying Statement of Comprehensive Income.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2012, we declared and paid equity distributions to our parent of $28.0 million. No equity distributions were paid to our parent during the three months ended March 31, 2013. During May 2013, we declared and paid equity distributions of $27.0 million to our parent.

During the three months ended March 31, 2012, we received contributions of $1.2 million from our parent to fund a portion of our expansion related expenditures for additions to property, plant, and equipment. No contributions were received from our parent during the three months ended March 31, 2013.

We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Financial Statements, Notes, and Management’s Discussion and Analysis contained in Items 7 and 8 of our 2012 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

This analysis discusses financial results of our operations for the three-month periods ended March 31, 2013 and 2012. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Our operating revenues increased $7.4 million, or 7 percent, as compared to the first three months of 2012. This increase is primarily attributed to new rates, which became effective January 1, 2013.

Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the period ended March 31, 2013, and 97 percent and 3 percent, respectively, of our operating revenues for the period ended March 31, 2012.

The increase in our net income for the first three months of 2013, as compared to the comparable period in 2012, is primarily due to the increase in operating revenues associated with our new rates.

CAPITAL EXPENDITURES

Our capital expenditures were $8.2 million and $21.0 million for the three months ended March 31, 2013 and 2012, respectively. Our capital expenditures estimate for 2013 is discussed in our 2012 Annual Report on Form 10-K. This estimate includes the following new capital project proposed by us:

South Seattle Lateral Delivery Expansion

We have executed an agreement with Puget Sound Energy to expand the South Seattle Lateral to provide an additional 74 MDth per day of capacity. The project is on schedule for a November 2013 in-service date, and is estimated to cost between $23 million and $25 million.

Item 4. Controls and Procedures

Our management, including our Senior Vice President – West and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Northwest have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President – West and our Vice President and Chief Accounting Officer. Based upon that evaluation, our Senior Vice President – West and our Vice President and Chief Accounting Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.

First-Quarter 2013 Changes in Internal Controls

There have been no changes during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Jeffrey P. Heinrichs
Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: May 8, 2013

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