Form 10-Q
period 2013-06-30
NORTHWEST PIPELINE LLC
filed 2013-07-31
CIK 110019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 1-7414

NORTHWEST PIPELINE LLC

(Exact name of registrant as specified in its charter)

DELAWARE	26-1157701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Chipeta Way Salt Lake City, Utah	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 583-8800

NORTHWEST PIPELINE GP

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

NORTHWEST PIPELINE LLC

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NORTHWEST PIPELINE GP

STATEMENT OF COMPREHENSIVE INCOME

(Thousands of Dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING REVENUES	$113,853	$106,311	$232,587	$217,683

OPERATING EXPENSES:
General and administrative	15,773	17,417	31,983	34,231
Operation and maintenance	18,693	19,236	35,488	36,652
Depreciation	23,728	23,225	47,740	46,535
Regulatory debits (credits)	165	(115)	350	(404)
Taxes, other than income taxes	4,352	3,737	8,692	8,199

Total operating expenses	62,711	63,500	124,253	125,213

OPERATING INCOME	51,142	42,811	108,334	92,470

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,555	11,587	23,109	23,180
Allowance for equity and borrowed funds used during construction	(371)	(742)	(647)	(1,053)
Miscellaneous other (income) expenses, net	(67)	80	209	149

Total other (income) and other expenses	11,117	10,925	22,671	22,276

NET INCOME	40,025	31,886	85,663	70,194
CASH FLOW HEDGES:
Amortization of cash flow hedges into Other interest	(16)	(15)	(31)	(31)

COMPREHENSIVE INCOME	$40,009	$31,871	$85,632	$70,163

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$100	$117
Receivables:
Trade	37,964	39,836
Affiliated companies	2,253	1,683
Advances to affiliate	112,195	29,322
Other	7,977	6,700
Materials and supplies, less reserves of $28 at June 30, 2013 and $81 at December 31, 2012	10,320	10,137
Exchange gas due from others	3,456	3,426
Exchange gas offset	1,069	1,277
Prepayments and other	4,343	3,353

Total current assets	179,677	95,851

PROPERTY, PLANT AND EQUIPMENT, at cost	3,173,360	3,163,489
Less-Accumulated depreciation	1,190,852	1,159,944

Total property, plant and equipment, net	1,982,508	2,003,545

OTHER ASSETS:
Deferred charges	7,474	7,918
Regulatory assets	58,645	60,298

Total other assets	66,119	68,216

Total assets	$2,228,304	$2,167,612

See accompanying notes.

NORTHWEST PIPELINE GP

BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30,	December 31,
	2013	2012
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$19,076	$18,383
Affiliated companies	10,163	10,912
Accrued liabilities:
Taxes, other than income taxes	12,354	10,961
Interest	4,045	4,045
Exchange gas due to others	2,925	6,572
Other	5,044	4,467

Total current liabilities	53,607	55,340

LONG-TERM DEBT	694,125	694,027
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	69,502	67,557
Other	24,200	22,450

Total other noncurrent liabilities	93,702	90,007

CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,060,592	1,060,592
Retained earnings	326,095	267,432
Accumulated other comprehensive income	183	214

Total owner’s equity	1,386,870	1,328,238

Total liabilities and owner’s equity	$2,228,304	$2,167,612

See accompanying notes.

NORTHWEST PIPELINE GP

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$85,663	$70,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	47,740	46,535
Regulatory debits (credits)	350	(404)
Amortization of deferred charges and credits	830	795
Allowance for equity funds used during construction	(436)	(719)
Changes in current assets and liabilities:
Trade and other accounts receivable	595	2,098
Affiliated receivables	(570)	2,250
Exchange gas due from others	3,647	2,296
Materials and supplies	(183)	439
Other current assets	(990)	(978)
Trade accounts payable	(2,686)	(2,465)
Affiliated payables	(749)	4,695
Exchange gas due to others	(3,647)	(2,295)
Other accrued liabilities	1,974	303
Changes in noncurrent assets and liabilities:
Deferred charges	(3,434)	(954)
Noncurrent liabilities	4,193	2,639

Net cash provided by operating activities	132,297	124,429

FINANCING ACTIVITIES:
Capital contributions from parent	—	2,330
Distributions paid	(27,000)	(73,000)
Other	(2,194)	(1,719)

Net cash used in financing activities	(29,194)	(72,389)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures*	(21,898)	(47,147)
Proceeds from sales	1,651	4,748
Advances to affiliates	(82,873)	(9,438)

Net cash used in investing activities	(103,120)	(51,837)

NET (DECREASE) INCREASE IN CASH	(17)	203
CASH AT BEGINNING OF PERIOD	117	37

CASH AT END OF PERIOD	$100	$240

* Increases to property, plant and equipment	$(27,471)	$(54,479)
Changes in related accounts payable and accrued liabilities	5,573	7,332

Capital expenditures	$(21,898)	$(47,147)

See accompanying notes.

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

In this report, Northwest Pipeline GP (Northwest) is at times referred to in the first person as “we”, “us” or “our.”

On June 30, 2013, Northwest was indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At June 30, 2013, Williams holds an approximate 68 percent interest in WPZ, comprised of an approximate 66 percent limited partner interest and all of WPZ’s 2 percent general partner interest.

On July 1, 2013, Northwest converted from a Delaware general partnership to a Delaware limited liability company, Northwest Pipeline LLC (Company). Following the conversion, the sole member of the Company, Williams Partners Operating LLC, a Delaware limited liability company, executed a limited liability company operating agreement. In connection with the conversion of the Company to a limited liability company, the Amended and Restated Partnership Agreement of Northwest was terminated.

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

Certain prior period amounts reported within Total operating expenses in the Statement of Comprehensive Income have been reclassified to conform to the current presentation. For the three and six months ended June 30, 2012, the effect of the correction increased Operation and maintenance costs $0.7 million and $1.2 million, respectively; increased General and administrative expenses $0.1 million and $0.4 million, respectively; and decreased Taxes, other than income taxes $0.8 million and $1.6 million, respectively; with no net impact on Total operating expenses, Operating Income, or Net Income.

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. Currently, we are conducting assessment and remediation activities for mercury and other constituents to bring the sites up to Washington’s current environmental standards. At June 30, 2013, we had accrued liabilities totaling approximately $7.5 million for these costs which are expected to be incurred through 2017. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

NORTHWEST PIPELINE GP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

future annual results of operations, liquidity and financial position. These calculations have been made without consideration of any potential recovery from third-parties. We have disclosed all significant matters for which we are unable to reasonably estimate a range of possible loss.

3. DEBT AND FINANCING ARRANGEMENT

Credit Facility

Total letter of credit capacity available to WPZ under the $2.4 billion credit facility is $1.3 billion. At June 30, 2013, no letters of credit have been issued and no loans are outstanding under the credit facility. We may borrow up to $400 million under the credit facility to the extent not otherwise utilized by WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco). At June 30, 2013, the full $400 million under the credit facility was available to us.

On July 31, 2013, WPZ amended the $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The amended credit facility may also, under certain conditions, be increased by up to an additional $500 million. We may borrow up to $500 million under the amended credit facility to the extent not otherwise utilized by WPZ and Transco.

WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At June 30, 2013, WPZ had $710 million in outstanding commercial paper.

4. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.

Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.1 million and $817.4 million, respectively, at June 30, 2013, and $694.0 million and $840.2 million, respectively, at December 31, 2012.

5. TRANSACTIONS WITH AFFILIATES

We are a participant in WPZ’s cash management program. At June 30, 2013 and December 31, 2012, our advances to WPZ totaled approximately $112.2 million and $29.3 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at June 30, 2013. The interest income from these advances was minimal during the six months ended June 30, 2013 and June 30, 2012. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $27.9 million and $54.3 million in the three and six months ended June 30, 2013, respectively, and $28.8 million and $55.0 million in the three and six months ended June 30, 2012, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.

During the six months ended June 30, 2013 and 2012, we declared and paid equity distributions to our parent of $27.0 million and $73.0 million, respectively. During July 2013, we declared and paid equity distributions of $35.0 million to our parent.

During the six months ended June 30, 2012, we received contributions of $2.3 million from our parent to fund a portion of our expansion related expenditures for additions to property, plant, and equipment. No contributions were received from our parent during the six months ended June 30, 2013. In July 2013, our parent authorized an additional $1.9 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.

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

RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL RESULTS

This analysis discusses financial results of our operations for the six-month periods ended June 30, 2013 and 2012. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Our operating revenues increased $14.9 million, or 7 percent, as compared to the first six months of 2012. This increase is primarily attributed to new rates, which became effective January 1, 2013.

Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the period ended June 30, 2013, and 97 percent and 3 percent, respectively, of our operating revenues for the period ended June 30, 2012.

Operating expenses decreased $1.0 million, or 1 percent, due primarily to lower employee incentive compensation expense of $2.2 million and lower labor costs of $1.0 million, partially offset by higher depreciation of $1.2 million, primarily attributed to property additions.

The increase in our net income for the first six months of 2013, as compared to the comparable period in 2012, is primarily due to the increase in operating revenues associated with our new rates.

CAPITAL EXPENDITURES

Our capital expenditures were $21.9 million and $47.1 million for the six months ended June 30, 2013 and 2012, respectively. Our capital expenditures estimate for 2013 is discussed in our 2012 Annual Report on Form 10-K. This estimate includes the following new capital project proposed by us:

South Seattle Lateral Delivery Expansion

We have executed an agreement with Puget Sound Energy to expand the South Seattle Lateral to provide an additional 64 MDth per day of capacity. The project is on schedule for a November 2013 in-service date, and is estimated to cost between $19 million and $21 million.

Item 4. Controls and Procedures

Our management, including our Senior Vice President—West and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Northwest have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President—West and our Vice President and Chief Accounting Officer. Based upon that evaluation, our Senior Vice President—West and our Vice President and Chief Accounting Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.

Second-Quarter 2013 Changes in Internal Controls

There have been no changes during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 5. Other Information

Entry Into a Material Definitive Agreement & Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

First Amended & Restated Credit Agreement

On July 31, 2013, Williams Partners L.P. (WPZ), Northwest Pipeline LLC (Northwest) and Transcontinental Gas Pipe Line Company, LLC (Transco and, together with WPZ and Northwest, collectively the “Borrowers”) entered into a First Amended & Restated Credit Agreement (the “Restated Credit Agreement”), with Citibank, N.A. (Citi), as administrative agent, and the lenders named therein. The Restated Credit Agreement amends and restates that certain Credit Agreement, dated as of June 3, 2011 (as amended prior to July 31, 2013, the “Existing Credit Agreement”), among the Borrowers, Citi, as administrative agent and the lenders named therein. Capitalized terms used in this Item 5 and not otherwise defined herein have the meaning given to them in the Restated Credit Agreement.

The Restated Credit Agreement increases the Aggregate Commitments available to the Borrowers by $100 million (the “Incremental Commitments”) and extends the Maturity Date to July 31, 2018. Additionally, the Restated Credit Agreement lowers, in certain cases, the applicable margin and commitment fees payable by each Borrower based on such Borrower’s senior unsecured debt ratings. The Incremental Commitments are increased Commitments from lenders named in the Existing Credit Agreement as well as a new Commitment from an institution party to the Restated Credit Agreement. After giving effect to the Restated Credit Amendment, the Borrowers may borrow, in the aggregate, up to $2.5 billion under the Restated Credit Agreement. Northwest and Transco are each subject to a $500 million borrowing sublimit. In addition, WPZ may request an increase of up to an additional $500 million in Commitments from either new lenders or increased Commitments from existing lenders named in the Restated Credit Agreement. However, at no time may the Aggregate Commitments under the Restated Credit Agreement exceed $3.0 billion.

The foregoing description of the Restated Credit Amendment does not purport to be complete and is qualified in its entirety by reference to the Restated Credit Amendment, a copy of which has been filed as Exhibit 10 to WPZ’s Quarterly Report on Form 10-Q, filed on July 31, 2013 (File No. 001-32599) and incorporated into this Item 5 by reference.

ITEM 6.	EXHIBITS

The following instruments are included as exhibits to this report.

Exhibit	Description

3(a)	Certificate of Conversion of Northwest Pipeline GP (Exhibit 2.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3(b)	Certificate of Formation of Northwest Pipeline LLC (Exhibit 2.2 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3(c)	Operating Agreement of Northwest Pipeline LLC (Exhibit 3.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

10(a)	First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s Quarterly Report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC
Registrant

By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: July 31, 2013

EXHIBIT INDEX

Exhibit	Description

3(a)	Certificate of Conversion of Northwest Pipeline GP (Exhibit 2.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3(b)	Certificate of Formation of Northwest Pipeline LLC (Exhibit 2.2 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3(c)	Operating Agreement of Northwest Pipeline LLC (Exhibit 3.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

10(a)	First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s Quarterly Report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

31(a)*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32(a)**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.