Form 10-Q
period 2013-09-30
NORTHWEST PIPELINE LLC
filed 2013-10-31
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 1-7414

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

i

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

ii

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES	$115,971	$107,643	$348,558	$325,326
OPERATING EXPENSES:
General and administrative	15,082	17,348	47,065	51,579
Operation and maintenance	19,593	20,564	55,081	57,217
Depreciation	24,127	23,245	71,867	69,780
Regulatory debits (credits)	171	(37)	521	(441)
Taxes, other than income taxes	4,231	4,140	12,923	12,338
Total operating expenses	63,204	65,260	187,457	190,473
OPERATING INCOME	52,767	42,383	161,101	134,853
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,539	11,673	34,648	34,853
Allowance for equity and borrowed funds used during construction	(582)	(724)	(1,229)	(1,777)
Miscellaneous other (income) expenses, net	(22)	220	187	369
Total other (income) and other expenses	10,935	11,169	33,606	33,445
NET INCOME	41,832	31,214	127,495	101,408
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(15)	(15)	(46)	(46)
COMPREHENSIVE INCOME	$41,817	$31,199	$127,449	$101,362
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$100	$117
Receivables:
Trade	38,697	39,836
Affiliated companies	10,765	1,683
Advances to affiliate	118,479	29,322
Other	26,432	6,700
Materials and supplies, less reserves of $28 at September 30, 2013 and $81 at December 31, 2012	10,265	10,137
Exchange gas due from others	2,748	3,426
Exchange gas offset	—	1,277
Prepayments and other	3,749	3,353
Total current assets	211,235	95,851
PROPERTY, PLANT AND EQUIPMENT, at cost	3,191,322	3,163,489
Less-Accumulated depreciation	1,204,222	1,159,944
Total property, plant and equipment, net	1,987,100	2,003,545
OTHER ASSETS:
Deferred charges	6,800	7,918
Regulatory assets	58,128	60,298
Total other assets	64,928	68,216
Total assets	$2,263,263	$2,167,612
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$36,840	$18,383
Affiliated companies	9,661	10,912
Accrued liabilities:
Taxes, other than income taxes	16,901	10,961
Interest	15,155	4,045
Exchange gas due to others	3,422	6,572
Exchange gas offset	864	—
Other	6,805	4,467
Total current liabilities	89,648	55,340
LONG-TERM DEBT	694,174	694,027
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	59,712	67,557
Other	24,142	22,450
Total other noncurrent liabilities	83,854	90,007
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,062,492	1,060,592
Retained earnings	332,927	267,432
Accumulated other comprehensive income	168	214
Total owner’s equity	1,395,587	1,328,238
Total liabilities and owner’s equity	$2,263,263	$2,167,612
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$127,495	$101,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	71,867	69,780
Regulatory debits (credits)	521	(441)
Amortization of deferred charges and credits	1,124	1,192
Allowance for equity funds used during construction	(827)	(1,213)
Changes in current assets and liabilities:
Trade and other accounts receivable	(10,755)	1,254
Affiliated receivables	(9,082)	2,250
Exchange gas due from others	2,286	1,604
Materials and supplies	(128)	493
Other current assets	(396)	(704)
Trade accounts payable	5,470	(765)
Affiliated payables	(1,251)	504
Exchange gas due to others	(2,286)	(1,604)
Other accrued liabilities	19,391	17,222
Changes in noncurrent assets and liabilities:
Deferred charges	(5,016)	(3,741)
Noncurrent liabilities	6,567	4,677
Net cash provided by operating activities	204,980	191,916
FINANCING ACTIVITIES:
Capital contributions from parent	1,900	3,530
Cash distributions to parent	(62,000)	(107,500)
Other	(1,955)	(1,205)
Net cash used in financing activities	(62,055)	(105,175)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(56,096)	(90,798)
Proceeds from sales	2,311	5,397
Advances to affiliates	(89,157)	(1,277)
Net cash used in investing activities	(142,942)	(86,678)
NET (DECREASE) INCREASE IN CASH	(17)	63
CASH AT BEGINNING OF PERIOD	117	37
CASH AT END OF PERIOD	$100	$100
____________________________________
* Increases to property, plant and equipment	$(71,038)	$(102,000)
Changes in related accounts payable and accrued liabilities	14,942	11,202
Capital expenditures, net of equity AFUDC	$(56,096)	$(90,798)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
On July 1, 2013, Northwest Pipeline GP converted from a Delaware general partnership to a Delaware limited liability company, Northwest Pipeline LLC (Northwest). Following the conversion, the sole member of Northwest, Williams Partners Operating LLC (WPO), a Delaware limited liability company, executed a limited liability company operating agreement. In connection with the conversion of Northwest to a limited liability company, the Amended and Restated Partnership Agreement of Northwest Pipeline GP was terminated.
Northwest is owned, through WPO, by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At September 30, 2013, Williams holds an approximate 64 percent interest in WPZ, comprised of an approximate 62 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
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
Certain prior period amounts reported within Total operating expenses in the Statement of Comprehensive Income have been reclassified to conform to the current presentation. For the three and nine months ended September 30, 2012, the effect of the correction increased Operation and maintenance costs $0.5 million and $1.7 million, respectively; increased General and administrative expenses $0.1 million and $0.5 million, respectively; and decreased Taxes, other than income taxes $0.6 million and $2.2 million, respectively; with no net impact on Total operating expenses, Operating Income, or Net Income.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous mercury clean-ups in Washington. As of September 30, 2013, all of our meter stations have been remediated to Washington's current environmental standards. In addition, assessment and remediation has been completed at seven of our thirteen compressor stations in Washington. At September 30, 2013, we had accrued liabilities totaling approximately $7.1 million for these costs which are expected to be incurred through 2018. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
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
Additionally, in August 2010, the EPA promulgated National Emission Standards for hazardous air pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the hazardous air pollutant regulations are estimated to include capital costs of up to $1 million through 2013, the compliance date.
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

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
On July 31, 2013, WPZ amended the $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The amended credit facility may also, under certain conditions, be increased by up to an additional $500 million. Total letter of credit capacity available to WPZ under the $2.5 billion credit facility is $1.3 billion. At September 30, 2013, no letters of credit have been issued and no loans are outstanding under the credit facility. We may borrow up to $500 million under the amended credit facility to the extent not otherwise utilized by WPZ and Transcontinental Gas Pipe Line Company, LLC. At September 30, 2013, the full $500 million under the credit facility was available to us.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2013, WPZ had $371 million in outstanding commercial paper.

NORTHWEST PIPELINE LLC
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
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.2 million and $801.6 million, respectively, at September 30, 2013, and $694.0 million and $840.2 million, respectively, at December 31, 2012.

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At September 30, 2013 and December 31, 2012, our advances to WPZ totaled approximately $118.5 million and $29.3 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at September 30, 2013. The interest income from these advances was minimal during the nine months ended September 30, 2013 and September 30, 2012. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $27.5 million and $65.0 million in the three and nine months ended September 30, 2013, respectively, and $28.9 million and $83.9 million in the three and nine months ended September 30, 2012, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the nine months ended September 30, 2013 and 2012, we declared and paid equity distributions to our parent of $62.0 million and $107.5 million, respectively. During October 2013, we declared and paid equity distributions of $29.0 million to our parent.
During the nine months ended September 30, 2013 and 2012, we received contributions of $1.9 million and $3.5 million, respectively, from our parent to fund a portion of our expansion related expenditures for additions to property, plant, and equipment. In October 2013, our parent authorized an additional $11.4 million capital contribution to us to fund a portion of our expenditures for additions to property, plant and equipment.
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

RESULTS OF OPERATIONS
ANALYSIS OF FINANCIAL RESULTS
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2013 and 2012. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $23.2 million, or 7 percent, as compared to the first nine months of 2012. This increase is primarily attributed to new rates, which became effective January 1, 2013.
Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the period ended September 30, 2013, and 97 percent and 3 percent, respectively, of our operating revenues for the period ended September 30, 2012.
Operating expenses decreased $3.0 million, or 2 percent, due primarily to lower incentive compensation expense of $2.8 million and lower labor costs of $2.2 million, partially offset by higher depreciation of $2.1 million, primarily attributed to property additions.
The increase in our net income for the first nine months of 2013, as compared to the comparable period in 2012, is primarily due to the increase in operating revenues associated with our new rates.
CAPITAL EXPENDITURES
Our capital expenditures were $56.1 million and $90.8 million for the nine months ended September 30, 2013 and 2012, respectively. Our capital expenditures estimate for 2013 is discussed in our 2012 Annual Report on Form 10-K. This estimate includes the following new capital project proposed by us:
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
Third-Quarter 2013 Changes in Internal Controls
There have been no changes during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Date: October 31, 2013

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