Form 10-Q
period 2014-03-31
NORTHWEST PIPELINE LLC
filed 2014-05-01
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
(Former name, former address, and former fiscal year, if changed since last report)

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

Forward-Looking Statements
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

i

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and execute investment opportunities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of capital;

•	Risks associated with weather and natural phenomenon, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2014	2013
OPERATING REVENUES	$119,085	$118,734
OPERATING EXPENSES:
General and administrative	15,602	16,210
Operation and maintenance	16,526	16,795
Depreciation	24,614	24,012
Regulatory debits	381	185
Taxes, other than income taxes	4,937	4,340
Total operating expenses	62,060	61,542
OPERATING INCOME	57,025	57,192
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,530	11,554
Allowance for equity and borrowed funds used during construction	(75)	(276)
Miscellaneous other expenses, net	87	276
Total other (income) and other expenses	11,542	11,554
NET INCOME	45,483	45,638
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(15)	(15)
COMPREHENSIVE INCOME	$45,468	$45,623
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$100	$133
Receivables:
Trade	41,094	42,776
Affiliated companies	14,221	40,427
Advances to affiliate	167,127	119,168
Other	1,554	1,627
Materials and supplies, less reserves of $104 at March 31, 2014 and $17 at December 31, 2013	10,108	10,269
Exchange gas due from others	7,931	2,751
Prepayments and other	2,616	3,555
Total current assets	244,751	220,706
PROPERTY, PLANT AND EQUIPMENT, at cost	3,204,537	3,205,576
Less-Accumulated depreciation	1,243,391	1,220,737
Total property, plant and equipment, net	1,961,146	1,984,839
OTHER ASSETS:
Deferred charges	6,005	6,408
Regulatory assets	56,386	58,141
Total other assets	62,391	64,549
Total assets	$2,268,288	$2,270,094
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$14,700	$24,013
Affiliated companies	10,252	11,136
Accrued liabilities:
Taxes, other than income taxes	14,863	10,974
Interest	15,155	4,045
Exchange gas due to others	4,794	5,847
Exchange gas offset	757	572
Customer advances	4,709	6,371
Other	2,008	1,965
Total current liabilities	67,238	64,923
LONG-TERM DEBT	694,273	694,224
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	61,801	60,753
Regulatory liabilities	20,624	19,252
Other	7,421	7,479
Total other noncurrent liabilities	89,846	87,484
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	342,902	349,419
Accumulated other comprehensive income	137	152
Total owner’s equity	1,416,931	1,423,463
Total liabilities and owner’s equity	$2,268,288	$2,270,094
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$45,483	$45,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,614	24,012
Regulatory debits	381	185
Amortization of deferred charges and credits	677	442
Allowance for equity funds used during construction	(51)	(187)
Changes in current assets and liabilities:
Trade and other accounts receivable	1,755	(3,423)
Affiliated receivables	26,206	(632)
Exchange gas due from others	(5,180)	2,747
Materials and supplies	161	(87)
Other current assets	939	798
Trade accounts payable	(7,082)	(4,262)
Affiliated payables	(884)	(648)
Exchange gas due to others	5,180	(2,747)
Other accrued liabilities	13,379	14,515
Changes in noncurrent assets and liabilities:
Deferred charges	(858)	(1,041)
Noncurrent liabilities	2,102	1,166
Net cash provided by operating activities	106,822	76,476
FINANCING ACTIVITIES:
Cash distributions to parent	(52,000)	—
Other	(264)	(660)
Net cash used in financing activities	(52,264)	(660)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(6,426)	(8,171)
Proceeds from sales	—	1,722
Cost of removal	(206)	—
Advances to affiliates, net	(47,959)	(69,384)
Net cash used in investing activities	(54,591)	(75,833)
NET DECREASE IN CASH	(33)	(17)
CASH AT BEGINNING OF PERIOD	133	117
CASH AT END OF PERIOD	$100	$100
____________________________________
* Increases to property, plant and equipment	$(4,459)	$(6,504)
Changes in related accounts payable and accrued liabilities	(1,967)	(1,667)
Capital expenditures, net of equity AFUDC	$(6,426)	$(8,171)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At March 31, 2014, Williams holds an approximate 66 percent interest in WPZ, comprised of an approximate 64 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
In this report, Northwest is at times referred to in the first person as “we,” “us,” or “our.”
General
The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2013 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our interim financial statements.
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. As of March 31, 2014, all of our meter stations have been remediated to Washington's current environmental standards. In addition, assessments have been completed at twelve of our thirteen compressor stations in Washington. Remediation has been completed at seven of these compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $8.7 million, measured on an undiscounted basis, and are expected to be incurred through 2019. At both March 31, 2014 and December 31, 2013, we had accrued liabilities totaling approximately $8.7 million for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), are co-borrowers under a $2.5 billion credit facility. Total letter of credit capacity available to WPZ under the $2.5 billion credit facility is $1.3 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by WPZ and Transco. At March 31, 2014, no letters of credit have been issued and no loans are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. At March 31, 2014, WPZ had no outstanding commercial paper.

4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.3 million and $799.7 million, respectively, at March 31, 2014, and $694.2 million and $806.1 million, respectively, at December 31, 2013.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At March 31, 2014 and December 31, 2013, the advances due to us by WPZ totaled approximately $167.1 million and $119.2 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at March 31, 2014. The interest income from these advances was minimal during the three months ended March 31, 2014 and March 31, 2013. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $30.3 million and $26.2 million in the three months ended March 31, 2014 and 2013, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the three months ended March 31, 2014, we declared and paid equity distributions to our parent of $52.0 million. No equity distributions were paid to our parent during the three months ended March 31, 2013. During April 2014, we declared and paid equity distributions of $52.0 million to our parent.
We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2013 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2014 and 2013. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the periods ended March 31, 2014 and March 31, 2013.
Operating expenses increased $0.5 million, or 1 percent, due primarily to higher depreciation of $0.6 million, resulting from property additions, and higher taxes, other than income taxes of $0.6 million, primarily due to higher property taxes. These increases were partially offset by lower pension costs charged to us by Williams of $0.7 million.
Capital Expenditures
Our capital expenditures were $6.4 million and $8.2 million for the three months ended March 31, 2014 and 2013, respectively. Our capital expenditures estimate for 2014 is discussed in our 2013 Annual Report on Form 10-K.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 6. Exhibits
The following instruments are included as exhibits to this report.

Exhibit	Description

2	Certificate of Conversion of Northwest Pipeline GP (Exhibit 2.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3.1	Certificate of Formation of Northwest Pipeline LLC (Exhibit 2.2 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3.2	Operating Agreement of Northwest Pipeline LLC (Exhibit 3.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC
Registrant

By:	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs Controller (Duly Authorized Officer and Principal Accounting Officer)
Date: May 1, 2014

EXHIBIT INDEX

Exhibit	Description

2	Certificate of Conversion of Northwest Pipeline GP (Exhibit 2.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3.1	Certificate of Formation of Northwest Pipeline LLC (Exhibit 2.2 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3.2	Operating Agreement of Northwest Pipeline LLC (Exhibit 3.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.