Form 10-Q
period 2014-09-30
NORTHWEST PIPELINE LLC
filed 2014-10-30
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$116,249	$115,971	$349,978	$348,558
OPERATING EXPENSES:
General and administrative	14,244	15,082	45,688	47,065
Operation and maintenance	16,902	19,593	53,953	55,081
Depreciation	24,704	24,127	74,102	71,867
Regulatory debits	369	171	1,131	521
Taxes, other than income taxes	4,027	4,231	13,173	12,923
Total operating expenses	60,246	63,204	188,047	187,457
OPERATING INCOME	56,003	52,767	161,931	161,101
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,524	11,539	34,584	34,648
Allowance for equity and borrowed funds used during construction	(233)	(582)	(481)	(1,229)
Miscellaneous other (income) expenses, net	224	(22)	201	187
Total other (income) and other expenses	11,515	10,935	34,304	33,606
NET INCOME	44,488	41,832	127,627	127,495
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(15)	(15)	(46)	(46)
COMPREHENSIVE INCOME	$44,473	$41,817	$127,581	$127,449
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$128	$133
Receivables:
Trade	39,114	42,776
Affiliated companies	4,363	40,427
Advances to affiliate	137,953	119,168
Other	5,967	1,627
Materials and supplies, less reserves of $17 at September 30, 2014 and $17 at December 31, 2013	10,095	10,269
Exchange gas due from others	2,987	2,751
Prepayments and other	2,954	3,555
Total current assets	203,561	220,706
PROPERTY, PLANT AND EQUIPMENT, at cost	3,264,489	3,205,576
Less-Accumulated depreciation	1,272,053	1,220,737
Total property, plant and equipment, net	1,992,436	1,984,839
OTHER ASSETS:
Deferred charges	5,081	6,408
Regulatory assets	52,977	58,141
Total other assets	58,058	64,549
Total assets	$2,254,055	$2,270,094
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$19,906	$24,013
Affiliated companies	9,539	11,136
Accrued liabilities:
Taxes, other than income taxes	16,520	10,974
Interest	15,155	4,045
Exchange gas due to others	5,064	5,847
Exchange gas offset	5,150	572
Customer advances	3,305	6,371
Other	2,936	1,965
Total current liabilities	77,575	64,923
LONG-TERM DEBT	694,371	694,224
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	93,138	60,753
Regulatory liabilities	22,293	19,252
Other	6,634	7,479
Total other noncurrent liabilities	122,065	87,484
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	286,046	349,419
Accumulated other comprehensive income	106	152
Total owner’s equity	1,360,044	1,423,463
Total liabilities and owner’s equity	$2,254,055	$2,270,094
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$127,627	$127,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,102	71,867
Regulatory debits	1,131	521
Gain on sale of property, plant and equipment	(70)	—
Amortization of deferred charges and credits	715	1,124
Allowance for equity funds used during construction	(328)	(827)
Changes in current assets and liabilities:
Trade and other accounts receivable	(678)	(10,755)
Affiliated receivables	36,064	(9,082)
Exchange gas due from others	(236)	2,286
Materials and supplies	174	(128)
Other current assets	601	(396)
Trade accounts payable	(6,742)	5,470
Affiliated payables	(1,597)	(1,251)
Exchange gas due to others	928	(2,286)
Other accrued liabilities	15,405	19,391
Changes in noncurrent assets and liabilities:
Deferred charges	(2,537)	(5,016)
Noncurrent liabilities	6,779	6,567
Net cash provided by operating activities	251,338	204,980
FINANCING ACTIVITIES:
Capital contributions from parent	—	1,900
Cash distributions to parent	(191,000)	(62,000)
Other	1,415	(1,955)
Net cash used in financing activities	(189,585)	(62,055)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(50,994)	(61,070)
Contributions and advances for construction costs	2,180	4,974
Proceeds from sales	5,841	2,311
Advances to affiliates, net	(18,785)	(89,157)
Net cash used in investing activities	(61,758)	(142,942)
NET INCREASE (DECREASE) IN CASH	(5)	(17)
CASH AT BEGINNING OF PERIOD	133	117
CASH AT END OF PERIOD	$128	$100
____________________________________
* Increases to property, plant and equipment	$(50,109)	$(73,061)
Changes in related accounts payable and accrued liabilities	(885)	11,991
Capital expenditures, net of equity AFUDC	$(50,994)	$(61,070)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is owned, through Williams Partners Operating LLC (WPO), by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At September 30, 2014, Williams holds an approximate 66 percent interest in WPZ, comprised of an approximate 64 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
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
A reclassification within the property, plant and equipment caption of the investing activities, between Capital expenditures, net of equity AFUDC* and Contributions and advances for construction costs of $5.0 million for the nine months ended September 30, 2013, has been made to the 2013 financial statements to conform to the 2014 presentation.
During 2014, the asset retirement obligations liability increased by approximately $32.4 million. The increase is primarily due to changes in estimates of existing obligations identified as a result of our annual review process, which identified revisions of several factors, including current estimates for removal costs, inflation rate, and discount rate.
Accounting Standards Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 establishing Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. Accordingly, we will adopt this standard in the first quarter of 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We are currently evaluating the impact of this new standard on our financial statements.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain natural gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s,

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. As of September 30, 2014, all of our meter stations have been remediated to Washington's current environmental standards. In addition, assessments have been completed at all thirteen compressor stations in Washington. Remediation has been completed at eight of these compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $7.8 million, measured on an undiscounted basis, and are expected to be incurred through 2019. At September 30, 2014 and December 31, 2013, we had accrued liabilities totaling approximately $7.8 million and $8.7 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), are co-borrowers under a $2.5 billion credit facility. Total letter of credit capacity available to WPZ under the credit facility is $1.3 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by WPZ and Transco. At September 30, 2014, no letters of credit have been issued and no loans are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

of $2 billion of unsecured commercial paper notes. At September 30, 2014, WPZ had $265 million in outstanding commercial paper.

4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.4 million and $781.2 million, respectively, at September 30, 2014, and $694.2 million and $806.1 million, respectively, at December 31, 2013.

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At September 30, 2014 and December 31, 2013, the advances due to us by WPZ totaled approximately $138.0 million and $119.2 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at September 30, 2014. The interest income from these advances was minimal during the three and nine months ended September 30, 2014 and September 30, 2013. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $24.4 million and $74.8 million in the three and nine months ended September 30, 2014, respectively, and $26.5 million and $80.0 million in the three and nine months ended September 30, 2013, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the nine months ended September 30, 2014 and 2013, we declared and paid cash distributions to our parent of $191.0 million and $62.0 million, respectively. During October 2014, we declared and paid cash distributions of $43.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2014 and 2013. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $1.4 million as compared to the first nine months of 2013. This increase is primarily attributed to new revenues from the South Seattle Lateral, which was put into service on November 1, 2013.
Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the periods ended September 30, 2014 and September 30, 2013.
Operating expenses increased $0.6 million due primarily to higher depreciation of $2.2 million, resulting from property additions, higher charges from affiliates of $0.7 million, and higher employee expenses of $0.6 million. These increases were mostly offset by lower retirement plan expense of $2.7 million.
Capital Expenditures
Our capital expenditures were $51.0 million and $61.1 million for the nine months ended September 30, 2014 and 2013, respectively. Our capital expenditures estimate for 2014 is discussed in our 2013 Annual Report on Form 10-K.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

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
Date: October 30, 2014

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