Form 10-K
period 2014-12-31
NORTHWEST PIPELINE LLC
filed 2015-02-25
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, Williams completed the merger of its two consolidated master limited partnerships, the former Access Midstream Partners, L.P. (ACMP) and Williams Partners L.P. ACMP was the surviving partnership and was subsequently renamed WPZ. Williams currently holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 472,000 horsepower. At December 31, 2014, we had long-term firm transportation contracts and storage redelivery agreements, with aggregate capacity reservations of approximately 3.9 MMdth of natural gas per day.
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
We transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, municipal utilities, direct industrial users, electric power generators and natural gas marketers and producers. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible and short-term firm transportation services. During 2014, our two largest customers were Puget Sound Energy, Inc. and Northwest Natural Gas Company, which accounted for approximately 24.1 percent and 10.8 percent, respectively, of our total operating revenues for the year ended December 31, 2014. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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
Our current rates became effective January 1, 2013, and will remain in effect for a minimum of 3 years and a maximum of 5 years.
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
Pipeline Integrity Regulations We have developed an Integrity Management Plan that we believe complies with the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we identified high consequence areas and developed our baseline assessment plan. The required pipeline segments originally identified for assessment were completed within the required timeframe, with one exception which was reported to PHMSA.
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

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
Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or to announce publicly any revisions to any of the forward-looking statements to reflect future events or developments.
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
Risks Inherent to Our Industry and Business
Our natural gas transportation and storage activities involve numerous risks and hazards that might result in accidents and unforeseen interruptions.
Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas including, but not limited to:

•	Fires, blowouts, cratering, and explosions;

•	Uncontrolled releases of natural gas;

•	Pollution and other environmental risks;

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages or other pipeline interruptions;

•	Operator error; and

•	Damage caused by third party activity, such as operation of construction equipment.
Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, loss of services to our customers, reputational damage, and substantial losses to us. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. An event such as those described above could cause considerable harm and have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.
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
Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:

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

Competitive pressures could lead to decreases in the volume of natural gas contracted for or transported through our pipeline system.
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
Any significant decrease in supplies of natural gas in the supply basins we access or in demand for those supplies in our traditional markets could adversely affect our business and operating results.
Our ability to maintain and expand our business depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers.
Demand for our transportation services depends on the ability and willingness of shippers with access to our facilities to satisfy demand in the markets we serve by deliveries through our system. Any decrease in this demand could adversely affect our business. Demand for natural gas is also affected by weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, and technological advances in fuel economy and energy generation devices, all of which are matters beyond our control.
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
Our costs of testing, maintaining or repairing our facilities may exceed our expectations, and the FERC may not allow, or competition in our markets may prevent, our recovery of such costs in the rates we charge for our services.
We have experienced and could experience in the future unexpected leaks or ruptures on our gas pipeline system. Either as a preventative measure or in response to a leak or another issue, we could be required by regulatory authorities to test or undertake modifications to our systems. If the cost of testing, maintaining, or repairing our facilities exceeds expectations and the FERC does not allow us to recover, or competition in our markets prevents us from recovering, such costs in the rates that we charge for our services, such costs could have a material adverse impact on our business, financial condition, and results of operations.
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
In addition, existing regulations might be revised or reinterpreted and new laws and regulations might be adopted or become applicable to us, our customers, or our business activities. If new laws or regulations are imposed relating to oil and gas extraction, or if additional levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline and our results of operations could be adversely affected.
Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations.
Our operations are subject to extensive federal, state, tribal, and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities.
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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (GHG) have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emissions controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. For the year ended December 31, 2014, our two largest customers were Puget Sound Energy, Inc. and Northwest Natural Gas Company. These customers accounted for approximately 24.1 percent and 10.8 percent, respectively, of our operating revenues for the year ended December 31, 2014. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows, unless we are able to acquire comparable volumes from other sources.
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
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipeline and storage facilities for the benefit of our customers. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipelines or other facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas to end use markets, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnection causing a material reduction in volumes transported on our pipeline or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Williams currently maintains excess liability insurance with limits of $695 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids (NGL) operations.
Although we maintain property insurance on certain physical assets that we own, lease, or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self-insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. All of our insurance is subject to deductibles.
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

As part of our growth strategy, we consider acquisition opportunities and engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Regarding potential acquisitions, suitable acquisition candidates may not be available on terms and conditions we find acceptable or, where multiple parties are trying to acquire an acquisition candidate, we may not be chosen as the acquirer. If we are able to acquire a targeted business, we may not be able to successfully integrate the acquired businesses and realize anticipated benefits in a timely manner. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, NGL transportation, fractionation, or storage facilities, or olefins processing facilities, as well as the expansion of existing facilities. We also face all the risks associated with construction. These risks include the inability to obtain skilled labor, equipment, materials, permits, rights-of-way, and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

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
Our total outstanding long-term debt, as of December 31, 2014, was $694.4 million.
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
Our debt service obligations and the covenants described above could have important consequences. For example, they could, among other things:

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

•
Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, general limited liability company purposes, or other purposes; and

•
Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including by limiting our ability to expand or pursue our business activities and by preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.

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
Substantially all of Williams’ and WPZ’s operations are conducted through their respective subsidiaries. Each of Williams’ and WPZ’s cash flows are substantially derived from loans, dividends and distributions paid to them by their subsidiaries. Their cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to our relationship with each of Williams and WPZ, our ability to obtain credit will be affected by Williams’ and WPZ’s credit ratings. If Williams or WPZ were to experience a deterioration in its respective credit standing or financial condition, our access to credit and our ratings could be adversely affected. Any future downgrading of a Williams or WPZ credit rating could result in a downgrading of our credit rating. A downgrading of a Williams or WPZ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We have availability under the credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manners described above.
A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital, and our costs of doing business.
A downgrade of our credit ratings might increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit ratings.
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
In addition to regulation by other federal, state, and local regulatory authorities, under the NGA, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. Federal regulation extends to such matters as:

•	Transportation of natural gas in interstate commerce;

•	Rates, operating terms, types of services offered to customers, and conditions of service;

•	The types of services we may offer to our customers;

•	Certification and construction of new interstate pipelines and storage facilities;

•	Acquisition, extension, disposition, or abandonment of existing interstate pipelines and storage facilities;

•	Accounts and records;

•	Depreciation and amortization policies;

•	Relationships with affiliated companies that are involved in marketing functions of the natural gas business; and

•	Market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
Regulatory or administrative actions in these areas, including successful complaints or protests against our rates, can affect our business in many ways, including by decreasing existing tariff rates or setting future tariff rates to levels such that revenues are inadequate to recover increases in operating costs or to sustain an adequate return on capital investments, decreasing volumes in our pipelines, increasing our costs and otherwise altering the profitability of our business.
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
Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology
Institutional knowledge residing with current employees nearing retirement eligibility or with former employees might not be adequately preserved.
We expect that a significant percentage of employees will become eligible for retirement over the next several years. In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or their service is no longer available, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.
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
Our assets and operations and our customers’ assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or the occurrence of a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations, and financial condition.
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
At December 31, 2014, we were indirectly owned by Williams Partners L.P., and Williams held an approximate 66 percent interest in Williams Partners L.P., comprised of an approximate 64 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
We paid $234.0 million and $91.0 million in cash distributions during 2014 and 2013, respectively.

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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of accounting principles generally accepted in the United States. The aggregate amounts of regulatory assets reflected in the Balance Sheet are $53.2 million and $59.4 million at December 31, 2014 and 2013, respectively. The aggregate amounts of regulatory liabilities reflected in the Balance Sheet are $27.4 million and $19.9 million at December 31, 2014 and 2013, respectively. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Financial Statements.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2014 and 2013. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Total operating revenues in 2014 remained consistent with 2013. Our transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for both 2014 and 2013.
Total operating expenses increased $2.2 million, or 1 percent. This increase is due primarily to higher depreciation of $3.0 million, attributed to property additions, and higher amortization of regulatory assets of $0.8 million, associated with levelized depreciation. These increases were partially offset by lower labor and benefit expenses of $2.0 million, primarily associated with a reduction in retirement plan expense.
The decrease in our net income is primarily due to the factors noted above.
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
CAPITAL RESOURCES AND LIQUIDITY
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from WPZ, collection of advances made to WPZ, accessing capital markets, and, if required, borrowings under the credit facility and advances from WPZ.
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
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), are co-borrowers under a $3.5 billion unsecured credit facility. Total letter of credit capacity available to WPZ under the credit facility is $1.125 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by WPZ and Transco.
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2014, our advances to WPZ totaled approximately $135.1 million. These advances are represented by demand notes.
Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 4. Debt, Financing Arrangements, and Leases – Credit Facility and Note 7. Transactions with Major Customers and Affiliates – Related Party Transactions.”

Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, increase transmission or storage capacities from existing levels or enhance revenues. We anticipate 2015 capital expenditures will be approximately $89 million. Of this total, $36 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In 2015, we expect to fund our capital expenditures with cash from operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature, except the interest on our revolver borrowings, as shown on the following table (in thousands of dollars):

December 31, 2014
Fixed rates on long-term debt:
5.95% senior unsecured notes due 2017	$185,000
6.05% senior unsecured notes due 2018	250,000
7.00% senior unsecured notes due 2016	175,000
7.125% unsecured debentures due 2025	85,000
695,000
Unamortized debt discount	(580)
Total long-term debt	$694,420
Our total long-term debt at December 31, 2014 had a carrying value of $694.4 million and a fair market value of $766.5 million. As of December 31, 2014, the weighted-average interest rate on our long-term debt was 6.4 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee of
Northwest Pipeline LLC
We have audited the accompanying balance sheet of Northwest Pipeline LLC as of December 31, 2014 and 2013, and the related statements of comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline LLC at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
February 25, 2015

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
OPERATING REVENUES	$470,050	$469,661	$437,835
OPERATING EXPENSES:
General and administrative	62,085	62,473	68,997
Operation and maintenance	74,191	75,342	77,580
Depreciation	99,138	96,109	93,419
Regulatory debits (credits)	1,487	921	(494)
Taxes, other than income taxes	16,987	16,882	16,751
Total operating expenses	253,888	251,727	256,253
OPERATING INCOME	216,162	217,934	181,582
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	46,095	46,177	46,357
Allowance for equity and borrowed funds used during construction	(573)	(1,405)	(2,291)
Miscellaneous other expenses, net	87	175	793
Total other (income) and other expenses	45,609	44,947	44,859
NET INCOME	170,553	172,987	136,723
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(62)	(62)	(62)
COMPREHENSIVE INCOME	$170,491	$172,925	$136,661

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$154	$133
Receivables:
Trade	42,759	42,776
Affiliated companies	2,039	40,427
Advances to affiliate	135,054	119,168
Other	1,249	1,627
Materials and supplies	10,066	10,269
Exchange gas due from others	4,184	2,751
Prepayments and other	4,881	3,555
Total current assets	200,386	220,706
PROPERTY, PLANT AND EQUIPMENT, at cost	3,269,617	3,205,576
Less-Accumulated depreciation	1,288,530	1,220,737
Total property, plant and equipment, net	1,981,087	1,984,839
OTHER ASSETS:
Deferred charges	4,700	6,408
Regulatory assets	49,923	58,141
Total other assets	54,623	64,549
Total assets	$2,236,096	$2,270,094

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2014	December 31, 2013
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$12,709	$24,013
Affiliated companies	13,143	11,136
Accrued liabilities:
Taxes, other than income taxes	11,246	10,974
Interest	4,045	4,045
Exchange gas due to others	6,406	5,847
Exchange gas offset	3,941	572
Customer advances	2,363	6,371
Other	1,799	1,965
Total current liabilities	55,652	64,923
LONG-TERM DEBT	694,420	694,224
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	94,678	60,753
Regulatory liabilities	23,375	19,252
Other	8,017	7,479
Total other noncurrent liabilities	126,070	87,484
CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	285,972	349,419
Accumulated other comprehensive income	90	152
Total owner’s equity	1,359,954	1,423,463
Total liabilities and owner’s equity	$2,236,096	$2,270,094

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
Owner’s capital:
Balance at beginning of period	$1,073,892	$1,060,592	$1,051,962
Capital contributions from parent	—	13,300	8,630
Balance at end of period	1,073,892	1,073,892	1,060,592
Retained earnings:
Balance at beginning of period	349,419	267,432	268,209
Net income	170,553	172,987	136,723
Cash distributions to parent	(234,000)	(91,000)	(137,500)
Balance at end of period	285,972	349,419	267,432
Accumulated other comprehensive income (loss):
Balance at beginning of period	152	214	276
Cash flow hedges:
Reclassification of unrecognized gain into earnings	(62)	(62)	(62)
Balance at end of period	90	152	214
Total owner’s equity	$1,359,954	$1,423,463	$1,328,238

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$170,553	$172,987	$136,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	99,138	96,109	93,419
Regulatory debits (credits)	1,487	921	(494)
Gain on sale of property, plant and equipment	(70)	—	—
Amortization of deferred charges and credits	894	1,720	1,578
Allowance for equity funds used during construction	(391)	(945)	(1,564)
Changes in current assets and liabilities:
Trade and other accounts receivable	395	2,133	(8,291)
Affiliated receivables	38,388	(38,744)	567
Exchange gas due from others	(1,433)	153	(1,262)
Materials and supplies	203	(132)	351
Other current assets	(1,326)	(202)	116
Trade accounts payable	(4,958)	(212)	6,305
Affiliated payables	2,007	224	2,100
Exchange gas due to others	2,179	(153)	1,262
Other accrued liabilities	(3,095)	3,885	169
Changes in noncurrent assets and liabilities:
Deferred charges	(2,087)	(7,448)	(4,015)
Noncurrent liabilities	11,000	9,819	5,442
Net cash provided by operating activities	312,884	240,115	232,406
FINANCING ACTIVITIES:
Capital contributions from parent	—	13,300	8,630
Cash distributions to parent	(234,000)	(91,000)	(137,500)
Other	(622)	(1,318)	329
Net cash used in financing activities	(234,622)	(79,018)	(128,541)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(79,413)	(83,317)	(136,168)
Contributions and advances for construction costs	3,056	6,326	1,838
Proceeds from sales	5,728	5,756	7,843
Repayments from (advances to) affiliates, net	(15,886)	(89,846)	22,702
Proceeds from insurance	8,274	—	—
Net cash used in investing activities	(78,241)	(161,081)	(103,785)
NET INCREASE IN CASH	21	16	80
CASH AT BEGINNING OF PERIOD	133	117	37
CASH AT END OF PERIOD	$154	$133	$117
____________________________________
* Increases to property, plant and equipment	$(71,207)	$(88,123)	$(133,998)
Changes in related accounts payable and accrued liabilities	(8,206)	4,806	(2,170)
Capital expenditures, net of equity AFUDC	$(79,413)	$(83,317)	$(136,168)

 See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Control
At December 31, 2014, Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At February 25, 2015, Williams holds an approximate 60 percent interest in the merged partnership, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
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
Basis of Presentation
Reclassifications within the investing activities of the Statement of Cash Flows, between Capital expenditures, net of equity AFUDC* and Contributions and advances for construction costs of $6.3 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively, have been made to correct the 2013 and 2012 financial statements to conform to the 2014 presentation.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
As a result of the ratemaking process, certain revenues collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks. At December 31, 2014, we had no such rate refund liabilities.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2014, 2013 and 2012 are as follows:

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
We recorded regulatory debits totaling $1.5 million in 2014 and $0.9 million in 2013 and regulatory credits totaling $0.5 million in 2012 in the accompanying Statement of Comprehensive Income. These debits and credits relate primarily to the levelized depreciation adjustment for the Evergreen Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2014 and 2013 were $63.7 million and $57.9 million, respectively. The regulatory asset is expected to be fully recovered through the net negative salvage component of depreciation included in our rates; as such, the negative salvage component of accumulated depreciation ($60.2 million and $51.2 million at December 31, 2014 and 2013, respectively) has been reclassified and netted against the amount of the ARO regulatory asset.
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
Allowance for Borrowed and Equity Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for debt and equity AFUDC. The cost of debt portion of AFUDC was $0.2 million for 2014, $0.5 million for 2013 and $0.7 million for 2012. The equity funds portion of AFUDC was $0.4 million, $0.9 million and $1.6 million for 2014, 2013, and 2012, respectively. Both are reflected in Other (Income) and Other Expenses. The composite rate used to capitalize AFUDC was approximately 9 percent for 2014, 2013, and 2012.
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
We perform an annual review of materials and supplies inventories, including an analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2014 and 2013.

NORTHWEST PIPELINE LLC
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
Interest Payments
Cash payments for interest, net of interest capitalized, were $44.5 million in 2014 and $44.6 million in 2013 and 2012.
Accounting Standards Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. Accordingly, we will adopt this standard in the first quarter of 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. As of December 31, 2014, all of our meter stations have been remediated to Washington’s current environmental standards. In addition, assessments have been completed at all thirteen compressor stations in Washington. Remediation has been completed at nine of these compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $7.8 million, measured on an undiscounted basis, and are expected to be incurred through 2020. At December 31, 2014 and 2013, we had accrued liabilities totaling approximately $7.8 million and $8.7 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
In December 2014, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA is anticipated to finalize any revisions in late 2015. Revisions to the ozone NAAQS will result in additional federal and state regulatory actions that may impact our operations. As a result, the cost of additions to property, plant, and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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

4. DEBT, FINANCING ARRANGEMENTS, AND LEASES
Long-Term Debt
Long-term debt, presented net of unamortized discount, consists of the following:

	December 31,
	2014	2013
	(Thousands of Dollars)
5.95% senior unsecured notes due 2017	$184,854	$184,790
6.05% senior unsecured notes due 2018	249,771	249,705
7% senior unsecured notes due 2016	174,919	174,864
7.125% unsecured debentures due 2025	84,876	84,865
Total long-term debt	$694,420	$694,224
As of December 31, 2014, cumulative maturities of outstanding long-term debt (at face value) for the next five years are as follows:

(Thousands of Dollars)
2016: 7% senior unsecured notes	$175,000
2017: 5.95% senior unsecured notes	185,000
2018: 6.05% senior unsecured notes	250,000
Total	$610,000
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
Restrictive Debt Covenants
At December 31, 2014, none of our debt instruments restrict the amount of distributions to our parent. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Credit Facility
On December 1, 2014, we, along with WPZ, Transcontinental Gas Pipe Line, LLC, (Transco), the lenders named therein, and an administrative agent, entered into Amendment No. 1 and Consent to the First Amended and Restated Credit Agreement, dated as of July 31, 2013. The amendment provided the consent of the lenders for this credit agreement to continue for ACMP upon consummation of the merger with WPZ and the termination of ACMP’s existing credit agreement. In addition, the amendment provided the consent that certain existing liens and guarantees of indebtedness of ACMP that were terminated in connection with the merger would not become liens and guarantees of indebtedness under this credit agreement. At December 31, 2014, no letters of credit were issued and no loans were outstanding under this credit facility. On February 2, 2015, this credit facility was terminated in connection with the merger.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

On February 2, 2015, we, along with WPZ, Transco, the lenders named therein, and an administrative agent, entered into the Second Amended and Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The maturity date of the facility is February 2, 2020. However, the co-borrowers may request an extension of the maturity date for an additional one-year period, up to two times, to allow a maturity date as late as February 2, 2022, under certain circumstances. The agreement allows for swing line loans up to an aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers.
Under the credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5.0 to 1.00. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions have been executed, WPZ is required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1.00. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. Measured as of December 31, 2014, we are in compliance with this financial covenant.
Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, enter into certain restrictive agreements, and allow any material change in the nature of its business.
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility agreement and exercise other rights and remedies.
Other than swingline loans, each time funds are borrowed, the borrower must choose whether such borrowing will be an alternate base rate borrowing or a Eurodollar borrowing. If such borrowing is an alternate base rate borrowing, interest is calculated on the basis of the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (c) a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus 1 percent, plus, in the case of each of (a), (b), and (c), an applicable margin. If the borrowing is a Eurodollar borrowing, interest is calculated on the basis of LIBOR for the relevant period plus an applicable margin. Interest on swingline loans is calculated as the sum of the alternate base rate plus an applicable margin. The borrower is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. On February 2, 2015, WPZ amended and restated the commercial paper program for the merger and to allow a maximum outstanding of $3 billion of unsecured commercial paper notes. At December 31, 2014, WPZ had $798 million in outstanding commercial paper.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

(Thousands of Dollars)
2015	$2,581
2016	2,608
2017	2,634
2018	2,661
2019	2,687
Total	$13,171
Operating lease rental expense, net of sublease revenues, amounted to $2.5 million, $2.3 million, and $2.2 million for 2014, 2013, and 2012, respectively.

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
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $4.2 million in 2014, $7.8 million in 2013, and $7.3 million in 2012.
Williams provides certain retiree health care and life insurance benefits for eligible participants that generally were employed by Williams on or before December 31, 1991. During 2014 and 2013, we received credits from Williams related to retiree health care and life insurance benefits of $4.3 million and $1.7 million, respectively. The credit in 2012 was minimal. These credits were recorded as regulatory liabilities.
Defined Contribution Plan
Included in compensation expense is $2.0 million for 2014 and 2013 and $2.5 million for 2012 that Williams charged us for matching contributions to this plan.
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
Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.2 million and $1.6 million, respectively, excluding amounts allocated from WPZ and Williams.

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
Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.4 million and $766.5 million, respectively, at December 31, 2014, and $694.2 million and $806.1 million, respectively, at December 31, 2013.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Concentration of Off-Balance-Sheet and Other Credit Risk
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$113,398	$110,111	$100,799
Northwest Natural Gas Company	50,631	51,085	42,297
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
We are a participant in WPZ’s cash management program. At December 31, 2014 and 2013, the advances due to us by WPZ totaled approximately $135.1 million and $119.2 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at December 31, 2014. The interest income from these advances was minimal during the years ended December 31, 2014, 2013, and 2012. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $102.4 million, $106.7 million, and $113.0 million in the years ended December 31, 2014, 2013, and 2012, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
In 2014 and 2013, we incurred reimbursable costs of $27.3 million and $89.8 million, respectively, due from Williams Field Services related to the construction of a natural gas liquids pipeline, of which $0.5 million and $38.6 million was outstanding at December 31, 2014 and 2013, respectively.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

During 2014, 2013, and 2012, we declared and paid cash distributions to our parent of $234.0 million, $91.0 million, and $137.5 million, respectively. During January 2015, we declared and paid cash distributions of $58.0 million to our parent.
During 2013, and 2012, we received contributions of $13.3 million, and $8.6 million from our parent to fund a portion of our expenditures for additions to property, plant, and equipment. No contributions were received in 2014.
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
During 2014 and 2013, our overall asset retirement obligation changed as follows (in thousands):

	2014	2013
Beginning balance	$60,753	$67,640
Accretion	5,602	5,708
New obligations	157	51
Changes in estimates of existing obligations (1)	28,171	(12,577)
Property Dispositions & Settlements	(5)	(69)
Ending balance	$94,678	$60,753

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of assets. The increase in 2014 is primarily attributed to increases in current estimates for removal costs and inflation rate, and a decrease in the discount rate. The decrease in 2013 is primarily attributed to increases in the discount rate and the remaining life of the applicable property.

9. REGULATORY ASSETS AND LIABILITIES
Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our balance sheet. Current regulatory assets are included in Exchange gas offset and Prepayments and other. Current regulatory liabilities are included in Exchange gas offset. These balances are presented on our balance sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2014 and 2013:

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

	2014	2013
	(Thousands of Dollars)
Current regulatory assets:
Environmental costs	$1,300	$1,300
Levelized depreciation	1,999	—
Total current regulatory assets	3,299	1,300
Noncurrent regulatory assets:
Environmental costs	2,109	2,843
Grossed-up deferred taxes on equity funds used during construction	14,567	15,325
Levelized depreciation	29,775	33,261
Asset retirement obligations, net	3,472	6,712
Total noncurrent regulatory assets	49,923	58,141
Total regulatory assets	$53,222	$59,441
Current regulatory liabilities:
Fuel recovery	$4,004	$638
Noncurrent regulatory liabilities:
Postretirement benefits	23,375	19,047
Other	—	205
Total noncurrent regulatory liabilities	23,375	19,252
Total regulatory liabilities	$27,379	$19,890

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
Grossed-Up Deferred Taxes on Equity Funds Used During Construction The regulatory asset balance was established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. All amounts were generated during the period that we were a taxable entity. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived asset to which they relate.
Asset Retirement Obligations This regulatory asset balance is established to offset depreciation of the ARO asset and changes in the ARO liability due to the passage of time. The regulatory asset is expected to be fully recovered through the net negative salvage component of depreciation included in our rates; as such, the negative salvage component of accumulated depreciation has been reclassified and netted against the amount of the ARO regulatory asset.
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

NORTHWEST PIPELINE LLC
QUARTERLY FINANCIAL DATA
(Unaudited)
The following is a summary of unaudited quarterly financial data for 2014 and 2013:

	Quarter of 2014
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$119,085	$114,644	$116,249	$120,072
Operating income	57,025	48,903	56,003	54,231
Net income	45,483	37,656	44,488	42,926

	Quarter of 2013
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$118,734	$113,853	$115,971	$121,103
Operating income	57,192	51,142	52,767	56,833
Net income	45,638	40,025	41,832	45,492

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Senior Vice President — West and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2014	2013
	(Thousands of Dollars)
Audit fees	$737	$752
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$737	$752
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings and accounting consultations.
As a wholly-owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2014 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and at http://investor.williams.com.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference to 2014 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012	21

Balance Sheet at December 31, 2014 and 2013	22

Statement of Owner's Equity for the Years Ended December 31, 2014, 2013, and 2012	24

Statement of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012	25

Notes to Financial Statements	26

Not covered by reports of independent auditors:

Quarterly Financial Data (Unaudited)	37
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3 and b. Exhibits:

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

10.4
Amendment No. 1 and Consent to First Amended & Restated Credit Agreement, dated as of December 1, 2014, by and among Williams Partners L.P., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.’s report on form 8-K, filed December 4, 2014 (File No. 0001-32599)) and incorporated herein by reference.

10.5
Second Amended and Restated Credit Agreement, dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.’s report on Form 8-K, filed on February 3, 2015 (File No. 001-34831)) and incorporated herein by reference.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE GP
(Registrant)

By	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller
Date: February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Walter J. Bennett	Senior Vice President – West and Management Committee Member (Principal Executive Officer)
Walter J. Bennett

/s/ Ted T. Timmermans	Vice President and Chief Accounting Officer (Principal Financial Officer)
Ted T. Timmermans

/s/ Jeffrey P. Heinrichs	Controller (Principal Accounting Officer)
Jeffrey P. Heinrichs

/s/ Donald R. Chappel	Management Committee Member
Donald R. Chappel
Date: February 25, 2015

EXHIBIT INDEX

Exhibit	Description

2	Certificate of Conversion of Northwest Pipeline GP (Exhibit 2.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3.1	Certificate of Formation of Northwest Pipeline LLC (Exhibit 2.2 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

3.2	Operating Agreement of Northwest Pipeline LLC (Exhibit 3.1 to our report on Form 8-K, filed July 3, 2013 (File No. 001-07414)) and incorporated herein by reference.

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

10.4
Amendment No. 1 and Consent to First Amended & Restated Credit Agreement, dated as of December 1, 2014, by and among Williams Partners L.P., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.’s report on form 8-K, filed December 4, 2014 (File No. 0001-32599)) and incorporated herein by reference.

10.5
Second Amended and Restated Credit Agreement, dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.’s report on Form 8-K, filed on February 3, 2015 (File No. 001-34831)) and incorporated herein by reference.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith