Form 10-Q
period 2015-03-31
NORTHWEST PIPELINE LLC
filed 2015-04-30
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2015	2014
OPERATING REVENUES	$119,264	$119,085
OPERATING EXPENSES:
General and administrative	14,923	15,602
Operation and maintenance	17,149	16,526
Depreciation	25,081	24,614
Regulatory debits	598	381
Taxes, other than income taxes	4,361	4,937
Total operating expenses	62,112	62,060
OPERATING INCOME	57,152	57,025
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,508	11,530
Allowance for equity and borrowed funds used during construction	(139)	(75)
Miscellaneous other (income) expenses, net	(625)	87
Total other (income) and other expenses	10,744	11,542
NET INCOME	46,408	45,483
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(15)	(15)
COMPREHENSIVE INCOME	$46,393	$45,468
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$579	$154
Receivables:
Trade	41,529	42,759
Affiliated companies	1,377	2,039
Advances to affiliate	152,120	135,054
Other	504	1,249
Materials and supplies	10,126	10,066
Exchange gas due from others	2,398	4,184
Prepayments and other	5,082	4,881
Total current assets	213,715	200,386
PROPERTY, PLANT AND EQUIPMENT, at cost	3,279,009	3,269,617
Less-Accumulated depreciation	1,310,878	1,288,530
Total property, plant and equipment, net	1,968,131	1,981,087
OTHER ASSETS:
Deferred charges	4,401	4,700
Regulatory assets	47,483	49,923
Total other assets	51,884	54,623
Total assets	$2,233,730	$2,236,096
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2015	December 31, 2014
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$11,010	$12,709
Affiliated companies	10,206	13,143
Accrued liabilities:
Taxes, other than income taxes	14,458	11,246
Interest	15,155	4,045
Exchange gas due to others	4,167	6,406
Exchange gas offset	2,732	3,941
Customer advances	2,555	2,363
Other	1,797	1,799
Total current liabilities	62,080	55,652
LONG-TERM DEBT	694,470	694,420
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	96,310	94,678
Regulatory liabilities	24,236	23,375
Other	8,287	8,017
Total other noncurrent liabilities	128,833	126,070
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	274,380	285,972
Accumulated other comprehensive income	75	90
Total owner’s equity	1,348,347	1,359,954
Total liabilities and owner’s equity	$2,233,730	$2,236,096
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$46,408	$45,483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	25,081	24,614
Regulatory debits	598	381
Amortization of deferred charges and credits	336	677
Allowance for equity funds used during construction	(95)	(51)
Changes in current assets and liabilities:
Trade and other accounts receivable	1,975	1,755
Affiliated receivables	662	26,206
Exchange gas due from others	1,786	(5,180)
Materials and supplies	(60)	161
Other current assets	(201)	939
Trade accounts payable	(1,693)	(7,082)
Affiliated payables	(2,937)	(884)
Exchange gas due to others	(1,772)	5,180
Other accrued liabilities	14,269	13,379
Changes in noncurrent assets and liabilities:
Deferred charges	(495)	(858)
Noncurrent liabilities	2,883	2,102
Net cash provided by operating activities	86,745	106,822
FINANCING ACTIVITIES:
Cash distributions to parent	(58,000)	(52,000)
Other	(1,097)	(264)
Net cash used in financing activities	(59,097)	(52,264)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(10,360)	(6,426)
Contributions and advances for construction costs	751	—
Disposal of property, plant and equipment, net	(548)	(206)
Advances to affiliates, net	(17,066)	(47,959)
Net cash used in investing activities	(27,223)	(54,591)
NET INCREASE (DECREASE) IN CASH	425	(33)
CASH AT BEGINNING OF PERIOD	154	133
CASH AT END OF PERIOD	$579	$100
____________________________________
* Increases to property, plant and equipment	$(11,045)	$(4,459)
Changes in related accounts payable and accrued liabilities	685	(1,967)
Capital expenditures, net of equity AFUDC	$(10,360)	$(6,426)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At March 31, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
In this report, Northwest is at times referred to in the first person as “we,” “us,” or “our.”
General
The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2014 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our interim financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Standards Issued But Not Yet Adopted
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-2 "Amendments to the Consolidation Analysis" (ASU 2015-2). ASU 2015-2 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed. We will adopt the standard in the first quarter of 2016. We are currently evaluating the impact of the new standard on our financial statements.
In April 2015, the FASB issued ASU 2015-3 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation. We will adopt the standard in the first quarter of 2016. We are evaluating the impact of the new standard.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. The FASB has recently proposed delaying the effective date of ASC 606 to annual and interim periods beginning after December 15, 2017. Accordingly, if the FASB chooses to delay the effective date to December 15, 2017, we would plan to adopt this standard in the first quarter of 2018. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

regulations, the Federal Energy Regulatory Commission (FERC) would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates. As a result, we believe that compliance with applicable environmental requirements is not likely to have a material adverse effect upon our financial position or results of operations.
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. As of March 31, 2015, all of our meter stations have been remediated to Washington's current environmental standards. In addition, assessments have been completed at all thirteen compressor stations in Washington. Remediation has been completed at nine of these compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $7.8 million, measured on an undiscounted basis, and are expected to be incurred through 2020. At March 31, 2015 and December 31, 2014, we had accrued liabilities totaling approximately $7.8 million in each period for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
On February 2, 2015, the previous credit facility to which we were a party was terminated in connection with the merger of the former Williams Partners L.P. with and into ACMP. Simultaneously, we, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), as co-borrowers, entered into a new $3.5 billion credit facility. Total letter of credit capacity available to WPZ under the credit facility is $1.125 billion. We may borrow up to $500 million under this credit facility to the extent not otherwise utilized by WPZ and Transco. At March 31, 2015, $2.3 million of letters of credit have been issued and no loans are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At March 31, 2015, WPZ had no outstanding commercial paper.

4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.5 million and $768.2 million, respectively, at March 31, 2015, and $694.4 million and $766.5 million, respectively, at December 31, 2014.

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At March 31, 2015 and December 31, 2014, the advances due to us by WPZ totaled approximately $152.1 million and $135.1 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at March 31, 2015. The interest income from these advances was minimal during the three months ended March 31, 2015 and March 31, 2014. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $25.3 million and $25.4 million in the three months ended March 31, 2015 and 2014, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the three months ended March 31, 2015 and 2014, we declared and paid cash distributions to our parent of $58.0 million and $52.0 million, respectively. During April 2015, we declared and paid cash distributions of $30.0 million to our parent.
We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2014 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2015 and 2014. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues in the first three months of 2015 remained consistent with the first three months of 2014. Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the periods ended March 31, 2015 and March 31, 2014.
Operating expenses in the first three months of 2015 were consistent with the first three months of 2014. Increases in depreciation of $0.5 million, resulting from property additions, and labor related expenses of $0.4 million were offset by decreases in property tax expenses of $0.5 million and charges from affiliates of $0.5 million.
Capital Expenditures
Our capital expenditures were $10.4 million and $6.4 million for the three months ended March 31, 2015 and 2014, respectively. Our capital expenditures estimate for 2015 is discussed in our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Our management, including our Senior Vice President—West and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

10
Second Amended and Restated Credit Agreement, dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.'s report on Form 8-K, filed on February 3, 2015 (File No. 001-34831)) and incorporated herein by reference.

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
Date: April 30, 2015

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

10
Second Amended and Restated Credit Agreement, dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.'s report on Form 8-K, filed on February 3, 2015 (File No. 001-34831)) and incorporated herein by reference.

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