Form 10-Q
period 2015-06-30
NORTHWEST PIPELINE LLC
filed 2015-07-30
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES	$115,946	$114,644	$235,210	$233,729
OPERATING EXPENSES:
General and administrative	14,276	15,842	29,199	31,444
Operation and maintenance	18,168	20,525	35,317	37,051
Depreciation	25,078	24,784	50,159	49,398
Regulatory debits	586	381	1,184	762
Taxes, other than income taxes	4,551	4,209	8,912	9,146
Total operating expenses	62,659	65,741	124,771	127,801
OPERATING INCOME	53,287	48,903	110,439	105,928
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,511	11,530	23,019	23,060
Allowance for equity and borrowed funds used during construction	(332)	(173)	(471)	(248)
Miscellaneous other (income) expenses, net	(1)	(110)	(626)	(23)
Total other (income) and other expenses	11,178	11,247	21,922	22,789
NET INCOME	42,109	37,656	88,517	83,139
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(16)	(16)	(31)	(31)
COMPREHENSIVE INCOME	$42,093	$37,640	$88,486	$83,108
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$189	$154
Receivables:
Trade	38,809	42,759
Affiliated companies	1,510	2,039
Advances to affiliate	161,147	135,054
Other	1,345	1,249
Materials and supplies	10,141	10,066
Exchange gas due from others	2,584	4,184
Prepayments and other	7,633	4,881
Total current assets	223,358	200,386
PROPERTY, PLANT AND EQUIPMENT, at cost	3,292,073	3,269,617
Less-Accumulated depreciation	1,332,545	1,288,530
Total property, plant and equipment, net	1,959,528	1,981,087
OTHER ASSETS:
Deferred charges	3,940	4,700
Regulatory assets	46,298	49,923
Total other assets	50,238	54,623
Total assets	$2,233,124	$2,236,096
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2015	December 31, 2014
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$12,840	$12,709
Affiliated companies	8,595	13,143
Accrued liabilities:
Taxes, other than income taxes	12,420	11,246
Interest	4,045	4,045
Exchange gas due to others	2,343	6,406
Exchange gas offset	869	3,941
Customer advances	2,803	2,363
Other	2,203	1,799
Long-term debt due within one year	174,947	—
Total current liabilities	221,065	55,652
LONG-TERM DEBT	519,572	694,420
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	98,051	94,678
Regulatory liabilities	25,088	23,375
Other	8,908	8,017
Total other noncurrent liabilities	132,047	126,070
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	286,489	285,972
Accumulated other comprehensive income	59	90
Total owner’s equity	1,360,440	1,359,954
Total liabilities and owner’s equity	$2,233,124	$2,236,096
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$88,517	$83,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50,159	49,398
Regulatory debits	1,184	762
Gain on sale of property, plant and equipment	—	(70)
Amortization of deferred charges and credits	685	704
Allowance for equity funds used during construction	(320)	(169)
Changes in current assets and liabilities:
Trade and other accounts receivable	3,854	2,775
Affiliated receivables	529	37,737
Exchange gas due from others	1,600	(1,043)
Materials and supplies	(75)	16
Other current assets	(2,752)	(218)
Trade accounts payable	2,580	(4,062)
Affiliated payables	(4,548)	(622)
Exchange gas due to others	(1,586)	1,424
Other accrued liabilities	1,850	(1,566)
Changes in noncurrent assets and liabilities:
Deferred charges	(2,076)	(1,885)
Noncurrent liabilities	6,134	4,847
Net cash provided by operating activities	145,735	171,167
FINANCING ACTIVITIES:
Cash distributions to parent	(88,000)	(104,000)
Other	(162)	(656)
Net cash used in financing activities	(88,162)	(104,656)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(34,353)	(20,582)
Contributions and advances for construction costs	1,137	826
Disposal of property, plant and equipment, net	1,771	2,364
Advances to affiliates, net	(26,093)	(49,089)
Net cash used in investing activities	(57,538)	(66,481)
NET INCREASE IN CASH	35	30
CASH AT BEGINNING OF PERIOD	154	133
CASH AT END OF PERIOD	$189	$163
____________________________________
* Increases to property, plant and equipment	$(31,552)	$(20,848)
Changes in related accounts payable and accrued liabilities	(2,801)	266
Capital expenditures, net of equity AFUDC	$(34,353)	$(20,582)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At June 30, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
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
A reclassification within the investing activities of the Statement of Cash Flows, between Capital expenditures, net of equity AFUDC* and Contributions and advances for construction costs of $0.8 million for the six months ended June 30, 2014, has been made to correct the 2014 financial statements to conform to the 2015 presentation.
Accounting Standards Issued But Not Yet Adopted
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11 "Simplifying the Measurement of Inventory" (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods and requires retrospective presentation. We are evaluating the impact of the new standard.
In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis" (ASU 2015-02). ASU 2015-02 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed. We are currently evaluating the impact of the new standard on our financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2014, 143 meter stations were evaluated, of which 80 required remediation. As of June 30, 2015, all but one meter station has been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at three of these compressor stations. Remediation has been completed at nine of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $7.9 million, measured on an undiscounted basis, and are expected to be incurred through 2019. At June 30, 2015 and December 31, 2014, we had accrued liabilities totaling approximately $7.9 million and $7.8 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
(Unaudited)

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

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
On February 2, 2015, the previous credit facility to which we were a party was terminated in connection with the merger of the former Williams Partners L.P. with and into ACMP. Simultaneously, we, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), as co-borrowers, entered into a new $3.5 billion credit facility. Total letter of credit capacity available to WPZ under the credit facility is $1.125 billion. We may borrow up to $500 million under this credit facility to the extent not otherwise utilized by WPZ and Transco. At June 30, 2015, no letters of credit have been issued and no loans are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2015, WPZ had approximately $1.7 billion of outstanding commercial paper.
Long-Term Debt Due Within One Year
The long-term debt due within one year at June 30, 2015 is associated with the $175 million 7% senior unsecured notes that mature on June 15, 2016.

4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.5 million and $755.3 million, respectively, at June 30, 2015, and $694.4 million and $766.5 million, respectively, at December 31, 2014.

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At June 30, 2015 and December 31, 2014, the advances due to us by WPZ totaled approximately $161.1 million and $135.1 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at June 30, 2015. The interest income from these advances was minimal during the three and six months ended June 30, 2015 and June 30, 2014. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary,

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $24.9 million and $50.2 million in the three and six months ended June 30, 2015, respectively, and $25.0 million and $50.4 million in the three and six months ended June 30, 2014, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the six months ended June 30, 2015 and 2014, we declared and paid cash distributions to our parent of $88.0 million and $104.0 million, respectively. During July 2015, we declared and paid cash distributions of $41.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2015 and 2014. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $1.5 million, or 1 percent, in the first six months of 2015 as compared with the first six months of 2014. This increase is primarily associated with higher commodity transportation revenues, due to an increase in off-system deliveries in 2015. Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the periods ended June 30, 2015 and June 30, 2014.
Operating expenses decreased $3.0 million, or 2 percent, in the first six months of 2015 as compared with the first six months of 2014. Decreases in contractual and other services and supplies of $2.7 million, resulting primarily from decreased pipeline maintenance and repairs, and charges from affiliates of $1.8 million were offset by increases in labor related expenses of $1.3 million and depreciation of $0.8 million, resulting from property additions.
Capital Expenditures
Our capital expenditures were $34.4 million and $20.6 million for the six months ended June 30, 2015 and 2014, respectively. Our capital expenditures estimate for 2015 is discussed in our 2014 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
Date: July 30, 2015

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