Form 10-Q
period 2015-09-30
NORTHWEST PIPELINE LLC
filed 2015-10-29
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES	$116,933	$116,249	$352,143	$349,978
OPERATING EXPENSES:
General and administrative	13,714	14,244	42,913	45,688
Operation and maintenance	19,160	16,902	54,477	53,953
Depreciation	25,190	24,704	75,349	74,102
Regulatory debits	574	369	1,758	1,131
Taxes, other than income taxes	3,995	4,027	12,907	13,173
Total operating expenses	62,633	60,246	187,404	188,047
OPERATING INCOME	54,300	56,003	164,739	161,931
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,506	11,524	34,525	34,584
Allowance for equity and borrowed funds used during construction	(556)	(233)	(1,027)	(481)
Miscellaneous other (income) expenses, net	40	224	(586)	201
Total other (income) and other expenses	10,990	11,515	32,912	34,304
NET INCOME	43,310	44,488	131,827	127,627
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(15)	(15)	(46)	(46)
COMPREHENSIVE INCOME	$43,295	$44,473	$131,781	$127,581
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$140	$154
Receivables:
Trade	39,282	42,759
Affiliated companies	1,493	2,039
Advances to affiliate	187,358	135,054
Other	2,981	1,249
Materials and supplies	10,214	10,066
Exchange gas due from others	1,935	4,184
Exchange gas offset	1,852	—
Prepayments and other	6,509	4,881
Total current assets	251,764	200,386
PROPERTY, PLANT AND EQUIPMENT, at cost	3,297,996	3,269,617
Less-Accumulated depreciation	1,354,632	1,288,530
Total property, plant and equipment, net	1,943,364	1,981,087
OTHER ASSETS:
Deferred charges	3,700	4,700
Regulatory assets	44,703	49,923
Total other assets	48,403	54,623
Total assets	$2,243,531	$2,236,096
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$21,094	$12,709
Affiliated companies	8,742	13,143
Accrued liabilities:
Taxes, other than income taxes	16,404	11,246
Interest	15,155	4,045
Exchange gas due to others	2,667	6,406
Exchange gas offset	—	3,941
Customer advances	5,139	2,363
Other	2,207	1,799
Long-term debt due within one year	174,961	—
Total current liabilities	246,369	55,652
LONG-TERM DEBT	519,607	694,420
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	80,596	94,678
Regulatory liabilities	25,945	23,375
Other	8,279	8,017
Total other noncurrent liabilities	114,820	126,070
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	288,799	285,972
Accumulated other comprehensive income	44	90
Total owner’s equity	1,362,735	1,359,954
Total liabilities and owner’s equity	$2,243,531	$2,236,096
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$131,827	$127,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	75,349	74,102
Regulatory debits	1,758	1,131
Gain on sale of property, plant and equipment	—	(70)
Amortization of deferred charges and credits	440	715
Allowance for equity funds used during construction	(697)	(328)
Changes in current assets and liabilities:
Trade and other accounts receivable	1,745	(678)
Affiliated receivables	546	36,064
Exchange gas due from others	7,693	(236)
Materials and supplies	(148)	174
Other current assets	(1,628)	601
Trade accounts payable	(304)	(6,742)
Affiliated payables	(4,401)	(1,597)
Exchange gas due to others	(7,680)	928
Other accrued liabilities	19,545	15,405
Changes in noncurrent assets and liabilities:
Deferred charges	(3,446)	(2,537)
Noncurrent liabilities	8,610	6,779
Net cash provided by operating activities	229,209	251,338
FINANCING ACTIVITIES:
Cash distributions to parent	(129,000)	(191,000)
Other	(338)	1,415
Net cash used in financing activities	(129,338)	(189,585)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(50,599)	(50,994)
Contributions and advances for construction costs	1,323	2,180
Disposal of property, plant and equipment, net	1,695	5,841
Advances to affiliates, net	(52,304)	(18,785)
Net cash used in investing activities	(99,885)	(61,758)
NET DECREASE IN CASH	(14)	(5)
CASH AT BEGINNING OF PERIOD	154	133
CASH AT END OF PERIOD	$140	$128
____________________________________
* Increases to property, plant and equipment	$(58,980)	$(50,109)
Changes in related accounts payable and accrued liabilities	8,381	(885)
Capital expenditures, net of equity AFUDC	$(50,599)	$(50,994)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed Williams Partners L.P. At September 30, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger. WPZ expects to retain its current name and remain a publicly traded limited partnership following the ETC Merger.
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
Accounting Standards Issued But Not Yet Adopted
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). ASU 2015-16 requires an entity to: recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard to have a significant impact on our financial statements.
In August 2015, the FASB issued ASU 2015-15 "Interest-Imputation of Interest (Subtopic 835-30): Presentation and subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements--Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15). In ASU 2015-15, the FASB stated that the guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, and entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The new standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation, concurrent with ASU 2015-03. We do not expect the new standard will have a significant impact on our financial statements.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory" (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard on our financial statements and our timing for adoption.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation. Adoption of this standard would result in the presentation of $1.4 million and $1.9 million of debt issuance costs as of September 30, 2015 and December 31, 2014, respectively, as a direct reduction from debt in our balance sheet. The standard will have no impact on our statements of comprehensive income and cash flows.
In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis" (ASU 2015-02). ASU 2015-02 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, with either retrospective or modified retrospective presentation allowed. We are evaluating the impact of the new standard on our financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2014, 143 meter stations were evaluated, of which 80 required remediation. As of September 30, 2015, all but one meter station has been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at three of these compressor stations. Remediation has been completed at nine of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $7.0 million, measured on an undiscounted basis, and are expected to be incurred through 2019. At September 30, 2015 and December 31, 2014, we had accrued liabilities totaling approximately $7.0

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

million and $7.8 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
In December 2014, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels and subsequently finalized a rule on October 1, 2015. We are monitoring the rule's implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. As a result, the cost of additions to property, plant, and equipment is expected to increase. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet new regulations.
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

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
On February 2, 2015, the previous credit facility to which we were a party was terminated in connection with the merger of the former Williams Partners L.P. with and into ACMP. Simultaneously, we, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), as co-borrowers, entered into a new $3.5 billion credit facility. Total letter of credit capacity available to WPZ under the credit facility is $1.125 billion. We may borrow up to $500 million under this credit facility to the extent not otherwise utilized by WPZ and Transco. At September 30, 2015, no letters of credit have been issued and $500 million of loans are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At September 30, 2015, WPZ had $1.53 billion of outstanding commercial paper.
Long-Term Debt Due Within One Year
The long-term debt due within one year at September 30, 2015 is associated with the $175 million 7% senior unsecured notes that mature on June 15, 2016.

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
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $694.6 million and $738.1 million, respectively, at September 30, 2015, and $694.4 million and $766.5 million, respectively, at December 31, 2014.

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At September 30, 2015 and December 31, 2014, the advances due to us by WPZ totaled approximately $187.4 million and $135.1 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.01 percent at September 30, 2015. The interest income from these advances was minimal during the three and nine months ended September 30, 2015 and September 30, 2014. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $24.1 million and $74.5 million in the three and nine months ended September 30, 2015, respectively, and $24.4 million and $74.8 million in the three and nine months ended September 30, 2014, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the nine months ended September 30, 2015 and 2014, we declared and paid cash distributions to our parent of $129.0 million and $191.0 million, respectively. During October 2015, we declared and paid cash distributions of $39.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2015 and 2014. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $2.2 million, or 1 percent, in the first nine months of 2015 as compared with the first nine months of 2014. This increase is primarily associated with higher commodity transportation revenues, due to an increase in off-system deliveries in 2015. Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the periods ended September 30, 2015 and September 30, 2014.
Operating expenses decreased $0.6 million in the first nine months of 2015 as compared with the first nine months of 2014. Decreases in contractual and other services and supplies of $1.6 million, resulting primarily from decreased pipeline maintenance and repairs, and charges from affiliates of $2.7 million were offset by increases in labor related expenses of $2.2 million and depreciation of $1.2 million, resulting primarily from property additions.
Capital Expenditures
Our capital expenditures were $50.6 million and $51.0 million for the nine months ended September 30, 2015 and 2014, respectively. Our capital expenditures estimate for 2015 is discussed in our 2014 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
Date: October 29, 2015

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