Form 10-K
period 2015-12-31
NORTHWEST PIPELINE LLC
filed 2016-02-24
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed WPZ. At December 31, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger (ETC Exchange). WPZ expects to retain its current name and remain a publicly traded limited partnership following the ETC Merger.
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 472,000 horsepower. At December 31, 2015, we had long-term firm transportation contracts and storage redelivery agreements, with aggregate capacity reservations of approximately 3.8 MMdth of natural gas per day.
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
We transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, municipal utilities, direct industrial users, electric power generators, and natural gas marketers and producers. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible and short-term firm transportation services. During 2015, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation, which accounted for approximately 25.0 percent, 10.8 percent, and 10.2 percent, respectively, of our total operating revenues for the year ended December 31, 2015. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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
RATE MATTERS
Our transportation rates are established through the FERC ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) contract volume and throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of these proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel, and other risks.
Our rates became effective January 1, 2013, and will remain in effect for 5 years.
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
Environmental Matters
Our operations are subject to federal environmental laws and regulations as well as the state and local laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

•	Leakage from gathering systems, underground gas storage caverns, pipelines, transportation facilities, and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Damages to equipment and facilities resulting from storm events or natural disasters; and

•	Blowouts, cratering, and explosions.
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
For additional information regarding the potential impact of federal, state, or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures, and could exceed current expectations,” and “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 3. Contingent Liabilities and Commitments – Environmental Matters.”

Safety and Maintenance
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, and the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The U.S. Department of Transportation (USDOT) administers federal pipeline safety laws.
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
On January 3, 2012, the Pipeline Safety Act was enacted. The Pipeline Safety Act requires USDOT to complete a number of reports in preparation for potential rulemakings. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely-controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. USDOT is considering these and other provisions in currently pending rulemaking proceedings.
Pipeline Integrity Regulations We have developed an Integrity Management Plan in compliance with the USDOT Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we identified high consequence areas as defined by the rule.
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
TRANSACTIONS WITH AFFILIATES
We engage in transactions with WPZ, Williams, and other Williams’ subsidiaries. Please see “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements: Note 1. Summary of Significant Accounting Policies” and “Note 7. Transactions with Major Customers and Affiliates.”

Item 1A.	RISK FACTORS
FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE
“SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The reports, filings, and other public announcements of Northwest Pipeline LLC, may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The status, expected timing and expected outcome of the proposed ETC Merger;

•	Events which may occur subsequent to the proposed ETC Merger including events which directly impact our business;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	The timing and likelihood of completion of the proposed ETC Merger, including the satisfaction of conditions to the completion of the proposed ETC Merger;

•	Energy Transfer’s plans for us, following the completion of the proposed ETC Merger;

•	Disruption from the proposed ETC Merger making it more difficult to maintain business and operational relationships;

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and execute investment opportunities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
RISK FACTORS
You should carefully consider the following risk factors in addition to the other information in this report. If any of the risks discussed below occur, our business, prospects, financial condition, results of operations, cash flows and, in some cases our reputation, could be materially adversely affected. Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.
Throughout these risk factors reference is made to Williams and the potential impact Williams may have on our business, financial condition and operating results. As noted herein, Williams has entered into the Energy Transfer Merger Agreement with Energy Transfer and certain of its affiliates. Should the ETC Merger and the ETC Exchange each be consummated, references throughout these risk factors to Williams would instead refer to Energy Transfer or ETC, as applicable.
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
Certain of our services are subject to long-term, fixed-price contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts.
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

•
The ability to understand our customers’ expectations, efficiently and reliably deliver high quality services, and effectively manage customer relationships. The result of these efforts will impact our reputation and positioning in the market.

Competitive pressures could lead to decreases in the volume of natural gas contracted for or transported through our pipeline system.
The principal elements of competition among natural gas transportation and storage assets are rates, terms of service, access to natural gas supplies, flexibility, and reliability. Although most of our pipeline system’s current capacity is fully contracted, the FERC has taken certain actions to strengthen market forces in the interstate natural gas pipeline industry that have led to increased competition throughout the industry. Similarly, a highly liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. As a result, we could experience some “turnback” of firm capacity as the primary terms of existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we or our remaining customers may have to bear the costs associated with the turned back capacity.
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
Our costs of testing, maintaining or repairing our facilities may exceed our expectations, and the FERC may not allow, or competition in our markets may prevent our recovery of such costs in the rates we charge for our services.
We have experienced and could experience in the future unexpected leaks or ruptures on our gas pipeline system. Either as a preventative measure or in response to a leak or another issue, we could be required by regulatory authorities to test or undertake modifications to our systems. If the cost of testing, maintaining, or repairing our facilities exceed expectations and the FERC does not allow us to recover, or competition in our markets prevents us from recovering, such costs in the rates that we charge for our services, such costs could have a material adverse impact on our business, financial condition, and results of operations.
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
Our operations are subject to extensive federal, state, tribal, and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities. New or amended environmental laws and regulations can also result in significant increases in the capital costs we incur to comply with such laws and regulations.
Failure to comply with laws, regulations, and permits may result in the assessment of administrative, civil, and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations, and delays in granting permits.
Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil, and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline system passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (GHG) have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emissions controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2015, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation. These customers accounted for approximately 25.0 percent, 10.8 percent, and 10.2 percent, respectively, of our operating revenues for the year ended December 31, 2015. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows, unless we are able to acquire comparable volumes from other sources.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, or are required to make pre-payments or provide security to satisfy credit concerns. However, our credit procedures and policies will not completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. The current low commodity price environment has, in particular, negatively impacted natural gas producers causing them significant economic stress including, in some cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.
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

Williams currently maintains excess liability insurance with limits of $820 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and natural gas liquids operations.
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

•	Acquisitions and capital projects may require substantial new capital, either by the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
If realized, any of these risks, including impairments, could have an adverse impact on our results of operations, financial position, or cash flows.
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
The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.
The proposed ETC Merger between Energy Transfer and Williams may create a significant distraction for the management team and board of directors of Williams and require Williams to expend significant time and resources. As certain members of Williams’ management team also serve on our management team we may encounter the same management distraction and constraints. In connection with the proposed ETC Merger some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the proposed ETC Merger is completed. Similarly, current and prospective employees of Williams and its affiliates that provide services to us may experience uncertainty about their future roles following the proposed ETC Merger, which may materially adversely affect Williams’ ability to attract and retain such key personnel during the pendency of the proposed ETC Merger. If Energy Transfer and Williams fail to complete the proposed ETC Merger, it may be difficult and expensive for Williams to recruit and hire replacements for departed employees. The proposed ETC Merger, its effects and related matters may also distract the Williams employees that provide services to us from day-to-day operations and require substantial commitments of time and resources. Moreover, the proposed ETC Merger may disrupt our business by causing uncertainty among our suppliers, customers and investors. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the proposed ETC Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business. Such risks relating to vendors, customers, employees and those risks arising from operating covenants in the Merger Agreement will also apply to varying degrees our affiliates and thereby have a corresponding impact on us.
Risks Related to Strategy and Financing
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt, as of December 31, 2015, was $693.4 million.
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
Substantially all of Williams’ and WPZ’s operations are conducted through their respective subsidiaries. Each of Williams’ and WPZ’s cash flows are substantially derived from loans, dividends and distributions paid to them by their subsidiaries. Their cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to our relationship with each of Williams and WPZ, our ability to obtain credit will be affected by Williams’ and WPZ’s credit ratings. Both Williams and WPZ have recently been downgraded. If Williams or WPZ were to experience a further deterioration in its respective credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any further downgrading of a Williams or WPZ credit rating could result in a downgrading of our credit rating. A downgrading of a Williams or WPZ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We have availability under the credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital, and our costs of doing business.
Our credit ratings have recently been downgraded. Any further downgrade of our credit ratings might increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could be limited by a downgrade of our credit ratings.
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
Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology
Institutional knowledge residing with current Williams’ employees nearing retirement eligibility or with former Williams’ employees might not be adequately preserved.
We expect that a significant percentage of Williams’ employees will become eligible for retirement over the next several years. In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or their service is no longer available, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.

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
Our gas pipeline facilities are generally owned in fee. However, a substantial portion of such facilities is constructed and maintained on and across properties owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Our compressor stations, with associated facilities, are located in whole or in part upon lands owned by us and upon sites held under leases or permits issued or approved by public authorities. Land owned by others, but used by us under rights-of-way, easements, permits, leases, licenses, or consents, includes land owned by private parties, federal, state, and local governments, quasi-

governmental agencies, or Native American tribes. The Plymouth LNG facility is located on lands owned in fee simple by us. Various credit arrangements restrict the sale or disposal of a major portion of our pipeline system. We lease our company offices in Salt Lake City, Utah.

Item 3.	LEGAL PROCEEDINGS
The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 3. Contingent Liabilities and Commitments.”

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2015, we were indirectly owned by Williams Partners L.P., and Williams held an approximate 60 percent interest in Williams Partners L.P., comprised of an approximate 58 percent limited partner interest and all of WPZ’s 2 percent general partner interest.
We paid $168.0 million and $234.0 million in cash distributions during 2015 and 2014, respectively.

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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of accounting principles generally accepted in the United States. The aggregate amounts of regulatory assets reflected in the Balance Sheet are $45.1 million and $53.2 million at December 31, 2015 and 2014, respectively. The aggregate amounts of regulatory liabilities reflected in the Balance Sheet are $26.8 million and $27.4 million at December 31, 2015 and 2014, respectively. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Financial Statements.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2015 and 2014. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $2.9 million, or 1 percent, in 2015 as compared with 2014. This increase is primarily associated with higher commodity transportation revenues, due to an increase in off-system deliveries in 2015. Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for both 2015 and 2014.
Total operating expenses decreased $3.4 million, or 1 percent, in 2015 as compared with 2014. Decreases in contractual and other services and supplies of $2.1 million, resulting primarily from decreased pipeline maintenance and repairs, and charges from affiliates of $5.2 million were offset by increases in labor related expenses of $2.2 million and depreciation of $1.4 million, resulting primarily from property additions.
The increase in our net income is primarily due to the factors noted above.
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
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2015, our advances to WPZ totaled approximately $171.9 million. These advances are represented by demand notes.

Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 4. Debt, Financing Arrangements, and Leases – Credit Facility and Note 7. Transactions with Major Customers and Affiliates – Related Party Transactions.”
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2016 capital expenditures will be approximately $83 million. Of this total, approximately $16 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In 2016, we expect to fund our capital expenditures with cash from operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature, except the interest on our revolver borrowings, as shown on the following table (in thousands of dollars):

December 31, 2015
Fixed rates on long-term debt:
5.95% senior unsecured notes due 2017	$185,000
6.05% senior unsecured notes due 2018	250,000
7.00% senior unsecured notes due 2016	175,000
7.125% unsecured debentures due 2025	85,000
695,000
Unamortized debt issuance costs	(1,197)
Unamortized debt discount	(383)
Total long-term debt	$693,420
Our total long-term debt at December 31, 2015 had a carrying value of $693.4 million and a fair market value of $721.9 million. As of December 31, 2015, the weighted-average interest rate on our long-term debt was 6.4 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee of
Northwest Pipeline LLC
We have audited the accompanying balance sheet of Northwest Pipeline LLC as of December 31, 2015 and 2014, and the related statements of comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline LLC at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
February 24, 2016

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES	$472,994	$470,050	$469,661
OPERATING EXPENSES:
General and administrative	57,105	62,085	62,473
Operation and maintenance	73,128	74,191	75,342
Depreciation	100,554	99,138	96,109
Regulatory debits	2,550	1,487	921
Taxes, other than income taxes	17,151	16,987	16,882
Total operating expenses	250,488	253,888	251,727
OPERATING INCOME	222,506	216,162	217,934
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	46,024	46,095	46,177
Allowance for equity and borrowed funds used during construction	(1,619)	(573)	(1,405)
Miscellaneous other (income) expenses, net	(595)	87	175
Total other (income) and other expenses	43,810	45,609	44,947
NET INCOME	178,696	170,553	172,987
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(62)	(62)	(62)
COMPREHENSIVE INCOME	$178,634	$170,491	$172,925

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$169	$154
Receivables:
Trade	42,669	42,759
Affiliated companies	1,441	2,039
Advances to affiliate	171,867	135,054
Other	14,051	1,249
Materials and supplies	10,183	10,066
Exchange gas due from others	3,733	4,184
Exchange gas offset	201	—
Prepayments and other	6,164	4,881
Total current assets	250,478	200,386
PROPERTY, PLANT AND EQUIPMENT, at cost	3,306,205	3,269,617
Less-Accumulated depreciation	1,367,632	1,288,530
Total property, plant and equipment, net	1,938,573	1,981,087
OTHER ASSETS:
Deferred charges	2,110	2,768
Regulatory assets	40,853	49,923
Total other assets	42,963	52,691
Total assets	$2,232,014	$2,234,164

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2015	December 31, 2014
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$14,363	$12,709
Affiliated companies	11,959	13,143
Accrued liabilities:
Taxes, other than income taxes	11,033	11,246
Interest	4,045	4,045
Exchange gas due to others	2,252	6,406
Exchange gas offset	—	3,941
Customer advances	5,573	2,363
Other	3,417	1,799
Long-term debt due within one year	174,837	—
Total current liabilities	227,479	55,652
LONG-TERM DEBT	518,583	692,488
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	82,454	94,678
Regulatory liabilities	26,802	23,375
Other	6,108	8,017
Total other noncurrent liabilities	115,364	126,070
CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	296,668	285,972
Accumulated other comprehensive income	28	90
Total owner’s equity	1,370,588	1,359,954
Total liabilities and owner’s equity	$2,232,014	$2,234,164

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
Owner’s capital:
Balance at beginning of period	$1,073,892	$1,073,892	$1,060,592
Capital contributions from parent	—	—	13,300
Balance at end of period	1,073,892	1,073,892	1,073,892
Retained earnings:
Balance at beginning of period	285,972	349,419	267,432
Net income	178,696	170,553	172,987
Cash distributions to parent	(168,000)	(234,000)	(91,000)
Balance at end of period	296,668	285,972	349,419
Accumulated other comprehensive income (loss):
Balance at beginning of period	90	152	214
Cash flow hedges:
Reclassification of unrecognized gain into earnings	(62)	(62)	(62)
Balance at end of period	28	90	152
Total owner’s equity	$1,370,588	$1,359,954	$1,423,463

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$178,696	$170,553	$172,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	100,554	99,138	96,109
Regulatory debits	2,550	1,487	921
Gain on sale of property, plant and equipment	—	(70)	—
Amortization of deferred charges and credits	762	894	1,720
Allowance for equity funds used during construction	(1,099)	(391)	(945)
Changes in current assets and liabilities:
Trade and other accounts receivable	(137)	395	2,133
Affiliated receivables	598	38,388	(38,744)
Exchange gas due from others	7,349	(1,433)	153
Materials and supplies	(117)	203	(132)
Other current assets	(1,283)	(1,326)	(202)
Trade accounts payable	158	(4,958)	(212)
Affiliated payables	(1,184)	2,007	224
Exchange gas due to others	(8,095)	2,179	(153)
Other accrued liabilities	5,410	(3,095)	3,885
Changes in noncurrent assets and liabilities:
Deferred charges	(2,633)	(2,087)	(7,448)
Noncurrent liabilities	9,164	11,000	9,819
Net cash provided by operating activities	290,693	312,884	240,115
FINANCING ACTIVITIES:
Capital contributions from parent	—	—	13,300
Cash distributions to parent	(168,000)	(234,000)	(91,000)
Other	—	(622)	(1,318)
Net cash used in financing activities	(168,000)	(234,622)	(79,018)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(86,289)	(79,413)	(83,317)
Contributions and advances for construction costs	1,499	3,056	6,326
Disposal of property, plant and equipment, net	(1,075)	5,728	5,756
Advances to affiliates, net	(36,813)	(15,886)	(89,846)
Proceeds from insurance	—	8,274	—
Net cash used in investing activities	(122,678)	(78,241)	(161,081)
NET INCREASE IN CASH	15	21	16
CASH AT BEGINNING OF PERIOD	154	133	117
CASH AT END OF PERIOD	$169	$154	$133
____________________________________
* Increases to property, plant and equipment	$(73,931)	$(71,207)	$(88,123)
Changes in related accounts receivable, accounts payable and accrued liabilities	(12,358)	(8,206)	4,806
Capital expenditures, net of equity AFUDC	$(86,289)	$(79,413)	$(83,317)

 See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Control
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed WPZ. At December 31, 2015, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
Northwest has no employees. Services are provided to Northwest by Williams and its affiliates. Northwest reimburses Williams and its affiliates for the costs of the employees including compensation and employee benefit plan costs and all related administrative costs.
In this report, Northwest is at times referred to in the first person as “we,” “us” or “our.”
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger. WPZ expects to retain its current name and remain a publicly traded limited partnership following the ETC Merger.
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
The Accounting Standards Codification (ASC) Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. In applying Topic 980, we capitalize certain costs and benefits as regulatory assets and liabilities, respectively, in order to provide for recovery from or refund to customers in future periods. The accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. (See Note 9 for further discussion.)
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
As a result of the ratemaking process, certain revenues collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks. At December 31, 2015, we had no such rate refund liabilities.
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
Property, Plant, and Equipment
Property, plant and equipment (plant), consisting principally of natural gas transmission facilities, is recorded at original cost. The FERC identifies installation, construction and replacement costs that are to be capitalized and included in our asset base for recovery in rates. Routine maintenance, repairs, and renewal costs are charged to income as incurred. Gains or losses from the ordinary sale or retirement of plant are charged or credited to accumulated depreciation; certain other gains or losses are recorded in operating income.
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2015, 2014, and 2013 are as follows:

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
We recorded regulatory debits totaling $2.6 million in 2015, $1.5 million in 2014, and $0.9 million in 2013 in the accompanying Statement of Comprehensive Income. These debits relate primarily to the levelized depreciation adjustment for the Evergreen Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2015 and 2014 were $70.9 million and $63.7 million, respectively. The regulatory asset is expected to be fully recovered through the net negative salvage component of depreciation included in our rates; as such, the negative salvage component of accumulated depreciation ($69.3 million and $60.2 million at December 31, 2015 and 2014, respectively) has been reclassified and netted against the amount of the ARO regulatory asset.
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, our management’s estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for debt and equity AFUDC. The cost of debt portion of AFUDC was $0.5 million for 2015, $0.2 million for 2014, and $0.5 million for 2013. The equity funds portion of AFUDC was $1.1 million, $0.4 million, and $0.9 million for 2015, 2014, and 2013, respectively. Both are reflected in Other (Income) and Other Expenses.
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
We perform an annual review of materials and supplies inventories, including an analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2015 and 2014.

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
Interest Payments
Cash payments for interest, net of interest capitalized, were $45.3 million in 2015, $44.5 million in 2014, and $44.6 million in 2013.
Accounting Standards Issued But Not Yet Adopted
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is only permitted for certain applications. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory" (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We measure inventory at the lower of cost or market; upon adoption, we will measure inventory at the lower of cost and net realizable value. We do not expect the new standard will have a material impact on the value of inventory reported in our financial statements.
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
In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

2. RATE AND REGULATORY MATTERS
Rates
Our rates became effective January 1, 2013, and will remain in effect for 5 years.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2014, 143 meter stations were evaluated, of which 80 required remediation. As of December 31, 2015, all but one meter station has been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at three of these compressor stations. Remediation has been completed at nine of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $4.6 million, measured on an undiscounted basis, and are expected to be incurred through 2019. At December 31, 2015 and 2014, we had accrued liabilities totaling approximately $4.6 million and $7.8 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

NORTHWEST PIPELINE LLC
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

4. DEBT, FINANCING ARRANGEMENTS, AND LEASES
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

	December 31,
	2015	2014
	(Thousands of Dollars)
5.95% senior unsecured notes due 2017	$185,000	$185,000
6.05% senior unsecured notes due 2018	250,000	250,000
7% senior unsecured notes due 2016	175,000	175,000
7.125% unsecured debentures due 2025	85,000	85,000
Debt issuance costs	(1,197)	(1,932)
Unamortized debt discount	(383)	(580)
Total long-term debt, including current portion	$693,420	$692,488
Long-term debt due within one year	174,837	—
Total long-term debt	518,583	692,488
As of December 31, 2015, cumulative maturities of outstanding long-term debt (at face value) for the next five years are as follows:

(Thousands of Dollars)
2016: 7% senior unsecured notes	$175,000
2017: 5.95% senior unsecured notes	185,000
2018: 6.05% senior unsecured notes	250,000
Total	$610,000

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

The long-term debt due within one year at December 31, 2015 is associated with our $175 million 7% senior unsecured notes that mature on June 15, 2016.
In 2006, we entered into certain forward starting interest rate swaps prior to our issuance of the 7% senior unsecured notes due 2016 to hedge the variability of forecasted interest payments arising from changes in interest rates prior to the issuance of this debt. The settlement resulted in a gain, recorded in Accumulated other comprehensive income, that is being amortized to reduce interest expense over the life of the related debt.
Restrictive Debt Covenants
At December 31, 2015, none of our debt instruments restrict the amount of distributions to our parent. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Credit Facility
On February 2, 2015, we, along with WPZ, Transco, the lenders named therein, and an administrative agent, entered into the Second Amended and Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The maturity date of the facility is February 2, 2020. However, the co-borrowers may request up to two extensions of the maturity date, each for an additional one-year period, to allow a maturity date as late as February 2, 2022, under certain circumstances. The agreement allows for swing line loans up to an aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2015, no letters of credit were issued and $1.31 billion of loans to WPZ were outstanding under the credit facility. On December 18, 2015, we, along with WPZ, Transco, the lenders named therein, and an administrative agent, entered into the Amendment No. 1 to Second Amended and Restated Credit Agreement modifying the thresholds specified in the covenant related to the maximum ratio of WPZ’s consolidated indebtedness to consolidated EBITDA.
Under the credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5.75 to 1.0 for the quarters ending December 31, 2015, March 31, 2016, and June 30, 2016. The ratio must be no greater than 5.5 to 1.0 for the quarters ending September 30, 2016 and December 31, 2016. The ratio must be no greater than 5.0 to 1.0 for the quarter ending March 31, 2017 and each subsequent fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions have been executed, in which case the ratio must be no greater than 5.50 to 1.0. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. Measured as of December 31, 2015, we are in compliance with this financial covenant.
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
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility agreement and exercise other rights and remedies.
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
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. On February 2, 2015, WPZ amended and restated the commercial paper program for the WPZ/ACMP merger and to allow a maximum outstanding of $3 billion. At December 31, 2015, WPZ had $499 million in outstanding commercial paper.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Accounting Standards Issued and Adopted
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. Subsequently, in August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (ASU 2015-15). In ASU 2015-15, the FASB stated that the guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, and entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The standards are effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and require retrospective presentation. Early adoption is permitted. We elected to early adopt these standards for the periods presented. Accordingly, $1.2 million and $1.9 million of debt issuance costs as of December 31, 2015 and 2014, respectively, are now reflected as a direct reduction of debt in our Balance Sheet.
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
Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

(Thousands of Dollars)
2016	$2,561
2017	2,619
2018	2,679
2019	2,740
Total	$10,599
Operating lease rental expense, net of sublease revenues, amounted to $2.7 million, $2.5 million, and $2.3 million for 2015, 2014, and 2013, respectively.

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
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $4.4 million in 2015, $4.2 million in 2014, and $7.8 million in 2013.
Williams provides certain retiree health care and life insurance benefits for eligible participants that generally were employed by Williams on or before December 31, 1991. During 2015, 2014, and 2013, we received credits from Williams related to retiree health care and life insurance benefits of $3.4 million, $4.3 million and $1.7 million, respectively. These credits were recorded as regulatory liabilities.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Defined Contribution Plan
Included in compensation expense is $2.2 million for 2015 and $2.0 million for 2014 and 2013 that Williams charged us for matching contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.2 million and $1.2 million, respectively, excluding amounts allocated from WPZ and Williams.

6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value, because of the short-term nature of these instruments.
Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.4 million and $721.9 million, respectively, at December 31, 2015, and $692.5 million and $766.5 million, respectively, at December 31, 2014.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Concentration of Off-Balance-Sheet and Other Credit Risk
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2015	2014	2013
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$118,384	$113,398	$110,111
Northwest Natural Gas Company	50,857	50,631	51,085
Cascade Natural Gas Corporation	48,363	(a)	(a)
(a) Under 10 percent in 2014 and 2013.
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Related Party Transactions
We are a participant in WPZ’s cash management program. At December 31, 2015 and 2014, the advances due to us by WPZ totaled approximately $171.9 million and $135.1 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.12 percent at December 31, 2015. The interest income from these advances was minimal during the years ended December 31, 2015, 2014, and 2013. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $100.4 million, $102.4 million, and $106.7 million in the years ended December 31, 2015, 2014, and 2013, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
In 2015, 2014, and 2013, we incurred reimbursable costs of $0.6 million, $27.3 million, and $89.8 million, respectively, due from Williams Field Services related to the construction of a natural gas liquids pipeline, of which $0.5 million was outstanding at December 31, 2014 and a minimal amount was outstanding at December 31, 2015.
During 2015, 2014, and 2013, we declared and paid cash distributions to our parent of $168.0 million, $234.0 million, and $91.0 million, respectively. During January 2016, we declared and paid cash distributions of $57.0 million to our parent.
During 2013, we received contributions of $13.3 million from our parent to fund a portion of our expenditures for additions to property, plant, and equipment. No contributions were received in 2015 or 2014.
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
During 2015 and 2014, our overall asset retirement obligation changed as follows (in thousands):

	2015	2014
Beginning balance	$94,678	$60,753
Accretion	6,870	5,602
New obligations	2,721	157
Changes in estimates of existing obligations (1)	(21,815)	28,171
Property Dispositions & Settlements	—	(5)
Ending balance	$82,454	$94,678

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of assets. The decrease in 2015 is primarily attributed to decreases in current estimates for removal costs and inflation rate and an increase

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

in the discount rate. The increase in 2014 is primarily attributed to increases in current estimates for removal costs and inflation rate and a decrease in the discount rate.

9. REGULATORY ASSETS AND LIABILITIES
Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our balance sheet. Current regulatory assets are included in Exchange gas offset and Prepayments and other. Current regulatory liabilities are included in Exchange gas offset. These balances are presented on our balance sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2015 and 2014:

	2015	2014
	(Thousands of Dollars)
Current regulatory assets:
Environmental costs	$1,300	$1,300
Levelized depreciation	2,731	1,999
Fuel recovery	178	—
Total current regulatory assets	4,209	3,299
Noncurrent regulatory assets:
Environmental costs	(1,068)	2,109
Grossed-up deferred taxes on equity funds used during construction	13,809	14,567
Levelized depreciation	26,493	29,775
Asset retirement obligations, net	1,619	3,472
Total noncurrent regulatory assets	40,853	49,923
Total regulatory assets	$45,062	$53,222
Current regulatory liabilities:
Fuel recovery	$—	$4,004
Noncurrent regulatory liabilities:
Postretirement benefits	26,802	23,375
Total regulatory liabilities	$26,802	$27,379

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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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

NORTHWEST PIPELINE LLC
QUARTERLY FINANCIAL DATA
(Unaudited)
The following is a summary of unaudited quarterly financial data for 2015 and 2014:

	Quarter of 2015
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$119,264	$115,946	$116,933	$120,851
Operating income	57,152	53,287	54,300	57,767
Net income	46,408	42,109	43,310	46,869

	Quarter of 2014
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$119,085	$114,644	$116,249	$120,072
Operating income	57,025	48,903	56,003	54,231
Net income	45,483	37,656	44,488	42,926

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President — West and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2015	2014
	(Thousands of Dollars)
Audit fees	$739	$737
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$739	$737
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultations.
As a wholly-owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2015 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and at http://investor.williams.com.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference to 2014 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013	22

Balance Sheet at December 31, 2015 and 2014	23

Statement of Owner's Equity for the Years Ended December 31, 2015, 2014, and 2013	25

Statement of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013	26

Notes to Financial Statements	27

Not covered by reports of independent auditors:

Quarterly Financial Data (Unaudited)	39
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3 and b. Exhibits:

Exhibit	Description

2	Certificate of Conversion of Northwest Pipeline GP (Exhibit 2.1 to our current report on Form 8-K, filed July 3, 2013 (File No. 001-07414) and incorporated herein by reference).

3.1	Certificate of Formation of Northwest Pipeline LLC (Exhibit 2.2 to our current report on Form 8-K, filed July 3, 2013 (File No. 001-07414) and incorporated herein by reference).

3.2	Operating Agreement of Northwest Pipeline LLC (Exhibit 3.1 to our current report on Form 8-K, filed July 3, 2013 (File No. 001-07414) and incorporated herein by reference).

4.1
Senior Indenture, dated as of November 30, 1995 between Northwest Pipeline Corporation and Chemical Bank, relating to Northwest Pipeline’s 7.125% Debentures due 2025 (Exhibit 4.1 to our registration statement on Form S-3, filed September 14, 1995 (File No. 033-62639) and incorporated herein by reference).

4.2
Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., relating to Northwest Pipeline’s $175 million aggregate principal amount of 7.0% Senior Notes due 2016 (Exhibit 4.1 to our current report on Form 8-K, filed June 23, 2006 (File No. 001-07414) and incorporated herein by reference).

4.3
Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York, as trustee, relating to $185 million aggregate principal amount of 5.95% Senior Notes due 2017 (Exhibit 4.1 to our current report on Form 8-K, filed April 6, 2007 (File No. 001-07414) and incorporated herein by reference).

4.4
Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as trustee, relating to $250 million aggregate principal amount of 6.05% Senior Notes due 2018 (Exhibit 4.1 to our current report on Form 8-K, filed May 23, 2008 (File No. 001-07414) and incorporated herein by reference).

10.1
Administrative Services Agreement, dated January 24, 2008, between Northwest Pipeline GP and Northwest Pipeline Services, LLC (Exhibit 10.1 to our current report on Form 8-K, filed January 30, 2008 (File No. 001-07414) and incorporated herein by reference.

10.2
Assignment Agreement dated February 13, 2013, by and between Northwest Pipeline Services, LLC and Williams
WPC-I, LLC, effective January 1, 2013 (Exhibit 10(b) to our annual report on Form 10-K, filed February 27, 2013 (File No. 001-07414) and incorporated herein by reference).

10.3
Second Amended and Restated Credit Agreement, dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K, filed on February 3, 2015 (File No. 001-34831) and incorporated herein by reference).

10.4
Amendment No. 1 to Second Amended & Restated Credit Agreement dated December 18, 2015, between Williams Partners L.P., Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on December 23, 2015 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

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

NORTHWEST PIPELINE LLC
(Registrant)

By	/s/ Jeffrey P. Heinrichs
Jeffrey P. Heinrichs
Controller
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Walter J. Bennett	Senior Vice President – West and Management Committee Member (Principal Executive Officer)
Walter J. Bennett

/s/ Ted T. Timmermans	Vice President and Chief Accounting Officer (Principal Financial Officer)
Ted T. Timmermans

/s/ Jeffrey P. Heinrichs	Controller (Principal Accounting Officer)
Jeffrey P. Heinrichs

/s/ Richard D. Rodekohr	Management Committee Member
Richard D. Rodekohr
Date: February 24, 2016

EXHIBIT INDEX

Exhibit	Description

2	Certificate of Conversion of Northwest Pipeline GP (Exhibit 2.1 to our current report on Form 8-K, filed July 3, 2013 (File No. 001-07414) and incorporated herein by reference).

3.1	Certificate of Formation of Northwest Pipeline LLC (Exhibit 2.2 to our current report on Form 8-K, filed July 3, 2013 (File No. 001-07414) and incorporated herein by reference).

3.2	Operating Agreement of Northwest Pipeline LLC (Exhibit 3.1 to our current report on Form 8-K, filed July 3, 2013 (File No. 001-07414) and incorporated herein by reference).

4.1
Senior Indenture, dated as of November 30, 1995 between Northwest Pipeline Corporation and Chemical Bank, relating to Northwest Pipeline’s 7.125% Debentures due 2025 (Exhibit 4.1 to our registration statement on Form S-3, filed September 14, 1995 (File No. 033-62639) and incorporated herein by reference).

4.2
Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., relating to Northwest Pipeline’s $175 million aggregate principal amount of 7.0% Senior Notes due 2016 (Exhibit 4.1 to our current report on Form 8-K, filed June 23, 2006 (File No. 001-07414) and incorporated herein by reference).

4.3
Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York, as trustee, relating to $185 million aggregate principal amount of 5.95% Senior Notes due 2017 (Exhibit 4.1 to our current report on Form 8-K, filed April 6, 2007 (File No. 001-07414) and incorporated herein by reference).

4.4
Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as trustee, relating to $250 million aggregate principal amount of 6.05% Senior Notes due 2018 (Exhibit 4.1 to our current report on Form 8-K, filed May 23, 2008 (File No. 001-07414) and incorporated herein by reference).

10.1
Administrative Services Agreement, dated January 24, 2008, between Northwest Pipeline GP and Northwest Pipeline Services, LLC (Exhibit 10.1 to our current report on Form 8-K, filed January 30, 2008 (File No. 001-07414) and incorporated herein by reference.

10.2
Assignment Agreement dated February 13, 2013, by and between Northwest Pipeline Services, LLC and Williams
WPC-I, LLC, effective January 1, 2013 (Exhibit 10(b) to our annual report on Form 10-K, filed February 27, 2013 (File No. 001-07414) and incorporated herein by reference).

10.3
Second Amended and Restated Credit Agreement, dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K, filed on February 3, 2015 (File No. 001-34831) and incorporated herein by reference).

10.4
Amendment No. 1 to Second Amended & Restated Credit Agreement dated December 18, 2015, between Williams Partners L.P., Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on December 23, 2015 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

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