Form 10-Q
period 2016-03-31
NORTHWEST PIPELINE LLC
filed 2016-05-05
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

i

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	The timing and likelihood of completion of the proposed ETC Merger, including the satisfaction of conditions to the completion of the proposed ETC Merger;

•	Energy Transfer's plans for us, following the completion of the prosed ETC Merger;

•	Disruption from the proposed ETC Merger making it more difficult to maintain business and operational relationships;

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and execute investment opportunities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2016	2015
OPERATING REVENUES	$120,448	$119,264
OPERATING EXPENSES:
General and administrative	13,827	14,923
Operation and maintenance	17,252	17,149
Depreciation	25,315	25,081
Regulatory debits	849	598
Taxes, other than income taxes	4,352	4,361
Total operating expenses	61,595	62,112
OPERATING INCOME	58,853	57,152
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	11,477	11,508
Allowance for equity and borrowed funds used during construction	(383)	(139)
Miscellaneous other (income) expenses, net	638	(625)
Total other (income) and other expenses	11,732	10,744
NET INCOME	47,121	46,408
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(15)	(15)
COMPREHENSIVE INCOME	$47,106	$46,393
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$128	$169
Receivables:
Trade	41,317	42,669
Affiliated companies	1,702	1,441
Advances to affiliate	198,021	171,867
Other	9,441	14,051
Materials and supplies	10,209	10,183
Exchange gas due from others	1,481	3,733
Exchange gas offset	—	201
Prepayments and other	4,669	6,164
Total current assets	266,968	250,478
PROPERTY, PLANT AND EQUIPMENT, at cost	3,315,570	3,306,205
Less-Accumulated depreciation	1,392,203	1,367,632
Total property, plant and equipment, net	1,923,367	1,938,573
OTHER ASSETS:
Deferred charges	1,947	2,110
Regulatory assets	39,047	40,853
Total other assets	40,994	42,963
Total assets	$2,231,329	$2,232,014
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$11,164	$14,363
Affiliated companies	10,651	11,959
Accrued liabilities:
Taxes, other than income taxes	14,458	11,033
Interest	15,155	4,045
Exchange gas due to others	938	2,252
Exchange gas offset	635	—
Customer advances	3,529	5,573
Other	3,071	3,417
Long-term debt due within one year	174,926	174,837
Total current liabilities	234,527	227,479
LONG-TERM DEBT	518,727	518,583
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	83,730	82,454
Regulatory liabilities	27,737	26,802
Other	5,914	6,108
Total other noncurrent liabilities	117,381	115,364
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	286,789	296,668
Accumulated other comprehensive income	13	28
Total owner’s equity	1,360,694	1,370,588
Total liabilities and owner’s equity	$2,231,329	$2,232,014
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$47,121	$46,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	25,315	25,081
Regulatory debits	849	598
Amortization of deferred charges and credits	(165)	336
Allowance for equity funds used during construction	(262)	(95)
Changes in current assets and liabilities:
Trade and other accounts receivable	1,061	1,975
Affiliated receivables	(261)	662
Exchange gas due from others	771	1,786
Materials and supplies	(26)	(60)
Other current assets	1,495	(201)
Trade accounts payable	(2,062)	(1,693)
Affiliated payables	(1,308)	(2,937)
Exchange gas due to others	(771)	(1,772)
Other accrued liabilities	12,285	14,269
Changes in noncurrent assets and liabilities:
Deferred charges	(1,341)	(495)
Noncurrent liabilities	2,650	2,883
Net cash provided by operating activities	85,351	86,745
FINANCING ACTIVITIES:
Cash distributions to parent	(57,000)	(58,000)
Other	—	(1,097)
Net cash used in financing activities	(57,000)	(59,097)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(12,327)	(10,360)
Contributions and advances for construction costs	379	751
Disposal of property, plant and equipment, net	(66)	(548)
Advances to affiliates, net	(26,154)	(17,066)
Proceeds from insurance	9,776	—
Net cash used in investing activities	(28,392)	(27,223)
NET INCREASE (DECREASE) IN CASH	(41)	425
CASH AT BEGINNING OF PERIOD	169	154
CASH AT END OF PERIOD	$128	$579
____________________________________
* Increases to property, plant and equipment	$(5,759)	$(11,045)
Changes in related accounts receivable, accounts payable, and accrued liabilities	(6,568)	685
Capital expenditures, net of equity AFUDC	$(12,327)	$(10,360)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed WPZ. At March 31, 2016, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
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
General
The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2015 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our interim financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Standards Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of the new standards on our financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" (ASU 2016-10) to clarify aspects of Topic 606 related to identifying performance obligations and licensing implementation guidance. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2016, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at three of these compressor stations. Remediation has been completed at nine of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $4.1 million, measured on an undiscounted basis, and are expected to be incurred through 2019. At March 31, 2016 and December 31, 2015, we had accrued liabilities totaling approximately $4.1 million and $4.6 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
Summary
We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued for all of our

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

contingent liabilities are immaterial to our expected future annual results of operations, liquidity, and financial position.  These calculations have been made without consideration of any potential recovery from third-parties.  We have disclosed all significant matters for which we are unable to reasonably estimate a range of possible loss.

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), are a party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by WPZ and Transco. At March 31, 2016, no letters of credit have been issued and $625 million of loans to WPZ are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At March 31, 2016, WPZ had $135 million of commercial paper outstanding.
Long-Term Debt Due Within One Year
The long-term debt due within one year at March 31, 2016 is associated with the $175 million 7% senior unsecured notes that mature on June 15, 2016.

4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $693.7 million and $692.3 million, respectively, at March 31, 2016, and $693.4 million and $721.9 million, respectively, at December 31, 2015.

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At March 31, 2016 and December 31, 2015, the advances due to us by WPZ totaled approximately $198.0 million and $171.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.22 percent at March 31, 2016. The interest income from these advances was minimal during the three months ended March 31, 2016 and March 31, 2015. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $25.0 million and $25.4 million in the three months

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

ended March 31, 2016 and 2015, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The amount billed to us for the three months ended March 31, 2016 includes $2.0 million for severance and other related costs associated with a reduction in workforce.
During the three months ended March 31, 2016 and 2015, we declared and paid cash distributions to our parent of $57.0 million and $58.0 million, respectively. During April 2016, we declared and paid cash distributions of $29.0 million to our parent.
We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2015 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2016 and 2015. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $1.2 million, or 1 percent, in the first three months of 2016 as compared with the first three months of 2015. This increase is primarily associated with an extra day of business in 2016, due to leap year. Transportation service and gas storage service accounted for 98 percent and 2 percent, respectively, of our operating revenues for the periods ended March 31, 2016 and March 31, 2015.
Operating expenses decreased $0.5 million, or 1 percent, due primarily to decreases in charges from affiliates of $2.1 million, partially offset by $2.0 million in severance and other related costs associated with a reduction in workforce.
Capital Expenditures
Our capital expenditures were $12.3 million and $10.4 million for the three months ended March 31, 2016 and 2015, respectively. Our capital expenditures estimate for 2016 is discussed in our 2015 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
Date: May 5, 2016

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