Form 10-Q
period 2016-06-30
NORTHWEST PIPELINE LLC
filed 2016-08-02
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results

i

are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Availability of supplies and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and developmental hazards and unforeseen interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES	$115,569	$115,946	$236,017	$235,210
OPERATING EXPENSES:
General and administrative	13,038	14,276	26,865	29,199
Operation and maintenance	21,231	18,168	38,483	35,317
Depreciation	25,414	25,078	50,729	50,159
Regulatory debits	871	586	1,720	1,184
Taxes, other than income taxes	4,312	4,551	8,664	8,912
Total operating expenses	64,866	62,659	126,461	124,771
OPERATING INCOME	50,703	53,287	109,556	110,439
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	10,952	11,511	22,429	23,019
Allowance for equity and borrowed funds used during construction	(242)	(332)	(625)	(471)
Miscellaneous other (income) expenses, net	31	(1)	669	(626)
Total other (income) and other expenses	10,741	11,178	22,473	21,922
NET INCOME	39,962	42,109	87,083	88,517
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(13)	(16)	(28)	(31)
COMPREHENSIVE INCOME	$39,949	$42,093	$87,055	$88,486
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$—	$169
Receivables:
Trade	38,634	42,669
Affiliated companies	1,659	1,441
Advances to affiliate	36,468	171,867
Other	10,559	14,051
Materials and supplies	10,180	10,183
Exchange gas due from others	1,594	3,733
Exchange gas offset	—	201
Prepayments and other	6,266	6,164
Total current assets	105,360	250,478
PROPERTY, PLANT AND EQUIPMENT, at cost	3,324,778	3,306,205
Less-Accumulated depreciation	1,410,668	1,367,632
Total property, plant and equipment, net	1,914,110	1,938,573
OTHER ASSETS:
Deferred charges	1,953	2,110
Regulatory assets	37,258	40,853
Total other assets	39,211	42,963
Total assets	$2,058,681	$2,232,014
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$16,959	$14,363
Affiliated companies	6,483	11,959
Accrued liabilities:
Taxes, other than income taxes	12,387	11,033
Interest	3,501	4,045
Exchange gas due to others	1,456	2,252
Exchange gas offset	631	—
Customer advances	2,046	5,573
Other	4,653	3,417
Long-term debt due within one year	184,843	174,837
Total current liabilities	232,959	227,479
LONG-TERM DEBT	334,028	518,583
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	85,286	82,454
Regulatory liabilities	28,694	26,802
Other	6,071	6,108
Total other noncurrent liabilities	120,051	115,364
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	297,751	296,668
Accumulated other comprehensive income	—	28
Total owner’s equity	1,371,643	1,370,588
Total liabilities and owner’s equity	$2,058,681	$2,232,014
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$87,083	$88,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50,729	50,159
Regulatory debits	1,720	1,184
Amortization of deferred charges and credits	(190)	685
Allowance for equity funds used during construction	(431)	(320)
Changes in current assets and liabilities:
Trade and other accounts receivable	3,221	3,854
Affiliated receivables	(218)	529
Exchange gas due from others	658	1,600
Materials and supplies	3	(75)
Other current assets	(102)	(2,752)
Trade accounts payable	799	2,580
Affiliated payables	(5,476)	(4,548)
Exchange gas due to others	(658)	(1,586)
Other accrued liabilities	(1,324)	1,850
Changes in noncurrent assets and liabilities:
Deferred charges	(2,900)	(2,076)
Noncurrent liabilities	5,697	6,134
Net cash provided by operating activities	138,611	145,735
FINANCING ACTIVITIES:
Payments of long-term debt	(175,000)	—
Cash distributions to parent	(86,000)	(88,000)
Other	—	(162)
Net cash used in financing activities	(261,000)	(88,162)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(22,843)	(34,353)
Contributions and advances for construction costs	252	1,137
Disposal of property, plant and equipment, net	(364)	1,771
Advances to affiliates, net	135,399	(26,093)
Proceeds from insurance	9,776	—
Net cash provided by (used in) investing activities	122,220	(57,538)
NET INCREASE (DECREASE) IN CASH	(169)	35
CASH AT BEGINNING OF PERIOD	169	154
CASH AT END OF PERIOD	$—	$189
____________________________________
* Increases to property, plant and equipment	$(18,451)	$(31,552)
Changes in related accounts receivable, accounts payable, and accrued liabilities	(4,392)	(2,801)
Capital expenditures, net of equity AFUDC	$(22,843)	$(34,353)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed WPZ. At June 30, 2016, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provided that, subject to the satisfaction of customary closing conditions, Williams would be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger), with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that would be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC would contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger.
On June 29, 2016, Energy Transfer provided Williams written notice terminating the Merger Agreement, citing the alleged failure of certain conditions under the Merger Agreement.
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
Accounting Standards Issued But Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our financial statements.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of the new standard on our financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2016, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at three of these compressor stations. Remediation has been completed at nine of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $3.8 million, measured on an undiscounted basis, and are expected to be incurred through 2019. At June 30, 2016 and December 31, 2015, we had accrued liabilities totaling approximately $3.8 million and $4.6 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
On January 22, 2010, the EPA set a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. On January 20, 2012, the EPA determined pursuant to available information that no area in the country is violating the 2010 NO2 NAAQS, and thus, designated all areas of the country as “unclassifiable/attainment.” Also, at that time, the EPA noted its plan to deploy an expanded NO2 monitoring network beginning in 2013. However, on October 5, 2012, the EPA proposed a graduated implementation of the monitoring network between January 1, 2014 and January 1, 2017. Once three years of data are collected from the new monitoring network, the EPA will reassess attainment status with the one-hour NO2 NAAQS. Until that time, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of the EPA’s or states’ future assessment using the new monitoring network, we are unable to estimate the cost of additions that may be required to meet this regulation.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2016, no letters of credit have been issued and $1.425 billion of loans to WPZ are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2016, WPZ had $196 million of commercial paper outstanding.
Retirement of Long-Term Debt
In June 2016, we retired our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016. These notes were retired with proceeds from the repayment of advances to WPZ.
Long-Term Debt Due Within One Year
The long-term debt due within one year at June 30, 2016 is associated with the $185 million 5.95 percent senior unsecured notes that mature on April 15, 2017.

4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $518.9 million and $547.7 million, respectively, at June 30, 2016, and $693.4 million and $721.9 million, respectively, at December 31, 2015.

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At June 30, 2016 and December 31, 2015, the advances due to us by WPZ totaled approximately $36.5 million and $171.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

0.25 percent at June 30, 2016. The interest income from these advances was minimal during the three and six months ended June 30, 2016 and June 30, 2015. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $21.1 million and $46.1 million in the three and six months ended June 30, 2016, respectively, and $25.0 million and $50.4 million in the three and six months ended June 30, 2015, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The amount billed to us for the six months ended June 30, 2016 includes $2.0 million for severance and other related costs associated with a reduction in workforce.
During the six months ended June 30, 2016 and 2015, we declared and paid cash distributions to our parent of $86.0 million and $88.0 million, respectively. During July 2016, we declared and paid cash distributions of $45.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2016 and 2015. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $0.8 million in the first six months of 2016 as compared with the first six months of 2015. This increase is primarily associated with an extra day of business in 2016, due to leap year. Transportation service accounted for 97 percent and 98 percent, respectively, and gas storage service accounted for 3 percent and 2 percent, respectively, of our operating revenues for the periods ended June 30, 2016 and June 30, 2015.
Operating expenses increased $1.7 million, or 1 percent, due primarily to an increase in pipeline maintenance of $4.1 million and $2.0 million in severance and other related costs, recorded in the first quarter, associated with a reduction in workforce, partially offset by decreased charges for corporate administrative services of $4.2 million.
Capital Expenditures
Our capital expenditures were $22.8 million and $34.4 million for the six months ended June 30, 2016 and 2015, respectively. Our capital expenditures estimate for 2016 is discussed in our 2015 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 includes certain risk factors that could materially affect our business, financial condition, or future results. The risk factor “The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.” is no longer applicable.

Our remaining risk factors are supplemented as set forth below:

Following ETE’s termination of and failure to close the ETC Merger, perceived uncertainties concerning Williams’ strategic direction may have an adverse effect on our business.
As a subsidiary of Williams, we may suffer from the lingering effects of ETE’s termination of and failure to close the ETC Merger including, among other circumstances, perceived uncertainties as to Williams’ future strategic direction. Such uncertainties may harm our ability to attract investors in order to raise capital, impact our existing and potential relationships with customers and strategic partners, result in the loss of business opportunities and make it more difficult for Williams to attract and retain qualified personnel who provide services to us.

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
Date: August 2, 2016

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