Form 10-Q
period 2016-09-30
NORTHWEST PIPELINE LLC
filed 2016-10-31
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES	$116,897	$116,933	$352,914	$352,143
OPERATING EXPENSES:
General and administrative	12,337	13,714	39,202	42,913
Operation and maintenance	20,218	19,160	58,701	54,477
Depreciation	25,421	25,190	76,150	75,349
Regulatory debits	873	574	2,593	1,758
Taxes, other than income taxes	4,692	3,995	13,356	12,907
Total operating expenses	63,541	62,633	190,002	187,404
OPERATING INCOME	53,356	54,300	162,912	164,739
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	8,376	11,506	30,805	34,525
Allowance for equity and borrowed funds used during construction	(454)	(556)	(1,079)	(1,027)
Miscellaneous other (income) expenses, net	176	40	845	(586)
Total other (income) and other expenses	8,098	10,990	30,571	32,912
NET INCOME	45,258	43,310	132,341	131,827
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	—	(15)	(28)	(46)
COMPREHENSIVE INCOME	$45,258	$43,295	$132,313	$131,781
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$—	$169
Receivables:
Trade	39,289	42,669
Affiliated companies	1,665	1,441
Advances to affiliate	51,741	171,867
Other	8,061	14,051
Materials and supplies	10,126	10,183
Exchange gas due from others	2,846	3,733
Exchange gas offset	—	201
Prepayments and other	5,519	6,164
Total current assets	119,247	250,478
PROPERTY, PLANT AND EQUIPMENT, at cost	3,320,314	3,306,205
Less-Accumulated depreciation	1,427,012	1,367,632
Total property, plant and equipment, net	1,893,302	1,938,573
OTHER ASSETS:
Deferred charges	1,826	2,110
Regulatory assets	36,187	40,853
Total other assets	38,013	42,963
Total assets	$2,050,562	$2,232,014
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$17,972	$14,363
Affiliated companies	4,627	11,959
Accrued liabilities:
Taxes, other than income taxes	16,874	11,033
Interest	11,548	4,045
Exchange gas due to others	3,064	2,252
Exchange gas offset	709	—
Customer advances	1,930	5,573
Other	5,109	3,417
Long-term debt due within one year	184,858	174,837
Total current liabilities	246,691	227,479
LONG-TERM DEBT	334,158	518,583
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	60,927	82,454
Regulatory liabilities	29,640	26,802
Other	7,245	6,108
Total other noncurrent liabilities	97,812	115,364
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	298,009	296,668
Accumulated other comprehensive income	—	28
Total owner’s equity	1,371,901	1,370,588
Total liabilities and owner’s equity	$2,050,562	$2,232,014
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$132,341	$131,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	76,150	75,349
Regulatory debits	2,593	1,758
Amortization of deferred charges and credits	910	440
Allowance for equity funds used during construction	(749)	(697)
Changes in current assets and liabilities:
Trade and other accounts receivable	4,632	1,745
Affiliated receivables	(224)	546
Exchange gas due from others	(594)	7,693
Materials and supplies	57	(148)
Other current assets	645	(1,628)
Trade accounts payable	394	(304)
Affiliated payables	(7,332)	(4,401)
Exchange gas due to others	594	(7,680)
Other accrued liabilities	11,246	19,545
Changes in noncurrent assets and liabilities:
Deferred charges	(5,024)	(3,446)
Noncurrent liabilities	9,269	8,610
Net cash provided by operating activities	224,908	229,209
FINANCING ACTIVITIES:
Payments of long-term debt	(175,000)	—
Cash distributions to parent	(131,000)	(129,000)
Other	—	(338)
Net cash used in financing activities	(306,000)	(129,338)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(51,115)	(50,599)
Contributions and advances for construction costs	1,134	1,323
Disposal of property, plant and equipment, net	570	1,695
Advances to affiliates, net	120,126	(52,304)
Proceeds from insurance	10,208	—
Net cash provided by (used in) investing activities	80,923	(99,885)
NET INCREASE (DECREASE) IN CASH	(169)	(14)
CASH AT BEGINNING OF PERIOD	169	154
CASH AT END OF PERIOD	$—	$140
____________________________________
* Increases to property, plant and equipment	$(48,188)	$(58,980)
Changes in related accounts receivable, accounts payable, and accrued liabilities	(2,927)	8,381
Capital expenditures, net of equity AFUDC	$(51,115)	$(50,599)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed WPZ. At September 30, 2016, Williams holds an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest.
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
Accounting Standards Issued But Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The new standard requires a retrospective transition. We are evaluating the impact of the new standard on our financial statements.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our financial statements.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2016, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at three of these compressor stations. Remediation has been completed at ten of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $4.7 million, measured on an undiscounted basis, and are expected to be incurred through 2020. At September 30, 2016 and December 31, 2015, we had accrued liabilities totaling approximately $4.7 million and $4.6 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Summary
We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity, and financial position.  These calculations have been made without consideration of any potential recovery from third parties.  We have disclosed all significant matters for which we are unable to reasonably estimate a range of possible loss.

3. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2016, no letters of credit have been issued and $1.230 billion of loans to WPZ are outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At September 30, 2016, WPZ had $2 million of commercial paper outstanding.
Retirement of Long-Term Debt
In June 2016, we retired our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016. These notes were retired with proceeds from the repayment of advances to WPZ.
Long-Term Debt Due Within One Year
The long-term debt due within one year at September 30, 2016 is associated with the $185 million 5.95 percent senior unsecured notes that mature on April 15, 2017.

4. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $519.0 million and $552.8 million, respectively, at September 30, 2016, and $693.4 million and $721.9 million, respectively, at December 31, 2015.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At September 30, 2016 and December 31, 2015, the advances due to us by WPZ totaled approximately $51.7 million and $171.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.27 percent at September 30, 2016. The interest income from these advances was minimal during the three and nine months ended September 30, 2016 and September 30, 2015. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $22.8 million and $68.9 million in the three and nine months ended September 30, 2016, respectively, and $24.1 million and $74.5 million in the three and nine months ended September 30, 2015, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The amount billed to us for the nine months ended September 30, 2016 includes $2.0 million recognized in the first quarter for severance and other related costs associated with a reduction in workforce.
During the nine months ended September 30, 2016 and 2015, we declared and paid cash distributions to our parent of $131.0 million and $129.0 million, respectively. During October 2016, we declared and paid an additional cash distribution of $43.0 million to our parent.
We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.
6. OTHER
Our Asset retirement obligations in Total other noncurrent liabilities on our Balance Sheet reflects a $21.5 million decrease for 2016 compared to December 31, 2015. This decrease is primarily due to changes in estimates of existing obligations as a result of our annual review process. The annual review process considers various factors including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2015 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2016 and 2015. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $0.8 million in the first nine months of 2016 as compared with the first nine months of 2015. This increase is primarily associated with an extra day of business in 2016, due to leap year. Transportation service accounted for 97 percent and 98 percent, respectively, and gas storage service accounted for 3 percent and 2 percent, respectively, of our operating revenues for the periods ended September 30, 2016 and September 30, 2015.
Operating expenses increased $2.6 million, or 1 percent, due primarily to an increase in pipeline maintenance of $5.7 million; $2.0 million in severance and other related costs, recorded in the first quarter, associated with a reduction in workforce; and higher depreciation of $0.8 million, resulting from property additions; partially offset by decreased charges for corporate administrative services of $5.7 million.
Financing
We intend to utilize our availability under the WPZ credit facility or access to the capital markets to refinance the $185 million, 5.95 percent senior unsecured notes that mature on April 15, 2017.
Capital Expenditures
Our capital expenditures were $51.1 million and $50.6 million for the nine months ended September 30, 2016 and 2015, respectively. Our capital expenditures estimate for 2016 is discussed in our 2015 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2016, include certain risk factors that could materially affect our business, financial condition, or future results. Except for the risk factor “The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.” which is no longer applicable, the risk factors stated in our periodic reports remain applicable.

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
Date: October 31, 2016

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