Form 10-K
period 2016-12-31
NORTHWEST PIPELINE LLC
filed 2017-02-22
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At December 31, 2016, Williams owned an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest. In January 2017, Williams permanently waived the WPZ general partner’s incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest, and purchased additional WPZ common units. Following these transactions, Williams owns a 74 percent limited partner interest in WPZ.
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 472,000 horsepower. At December 31, 2016, we had long-term firm transportation contracts and storage redelivery agreements, with aggregate capacity reservations of approximately 3.8 MMdth of natural gas per day.
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
We transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, municipal utilities, direct industrial users, electric power generators, and natural gas marketers and producers. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. Additionally, we offer interruptible and short-term firm transportation services. During 2016, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation, which accounted for approximately 25.4 percent, 10.5 percent, and 10.1 percent, respectively, of our total operating revenues for the year ended December 31, 2016. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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
RATE MATTERS
FERC regulation requires all terms and conditions of service, including the rates charged, to be filed with and accepted by the FERC before any changes can go into effect. We establish our rates primarily through the FERC’s ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariff and FERC policy. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) contract volume and throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of these proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel, and other risks.
Our rates became effective January 1, 2013, and will remain in effect for 5 years.
Rate Case Settlement Filing
On January 23, 2017, we filed for FERC approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates become effective January 1, 2018, with Phase 2 rates becoming effective October 1, 2018. The annual cost of service does not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts that will now become Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file new rates to be effective after October 1, 2018, and that a general rate case filing must be made for rates to become effective no later than January 1, 2023.
REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (NGA), and under the Natural Gas Policy Act of 1978, as amended, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement, or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities, and properties for which certificates are required under the NGA. The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to $1.2 million per day for each violation of its rules.
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
In addition, we may be liable for environmental damage caused by former owners or operators of our properties.
We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings, or current competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines, and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.
For additional information regarding the potential impact of federal, state, or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures, and could exceed our expectations,” and “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 3. Contingent Liabilities and Commitments – Environmental Matters.”

Safety and Maintenance
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (PIPES Act), which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
Federal pipeline safety laws authorize PHMSA to establish minimum safety standards for pipeline facilities and persons engaged in the transportation of gas or hazardous liquids by pipeline. These safety standards apply to the design, construction, testing, operation, and maintenance of gas and hazardous liquids pipeline facilities affecting interstate or foreign commerce. PHMSA has also established reporting requirements for operators of gas and hazardous liquid pipeline facilities, as well as provisions for establishing the qualification of pipeline personnel and requirements for managing the integrity of gas transmission and distribution lines and certain hazardous liquid pipelines. To ensure compliance with these provisions, PHMSA performs pipeline safety inspections and has the authority to initiate enforcement actions.
On January 3, 2012, the Pipeline Safety Act was enacted. The Pipeline Safety Act requires PHMSA to complete a number of reports in preparation for potential rulemakings. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely-controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. On June 22, 2016, the PIPES Act was enacted, further strengthening PHMSA’s safety authority.
Pipeline Integrity Regulations We have developed an Integrity Management Plan in compliance with the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and development hazards and unforeseen interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

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
Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas including, but not limited to:

•	aging infrastructure and mechanical problems;

•	damages to pipelines and pipeline blockages or other pipeline interruptions;

•	uncontrolled releases of natural gas;

•	operator error;

•	damage caused by third party activity, such as operation of construction equipment;

•	pollution and other environmental risks; and

•	fires, blowouts, cratering and explosions.
Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, loss of services to our customers, reputational damage and substantial losses to us. The location of certain segments of our pipeline in or near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. An event such as those described above could cause considerable harm and have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.
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

Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:

•	the level of existing and new competition to deliver natural gas to our markets and competition from alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy;

•	pricing, demand, availability and margins for natural gas in our markets;

•	whether the market will continue to support long-term firm contracts;

•	the effects of regulation on us, our customers and our contracting practices; and

•
the ability to understand our customers’ expectations, efficiently and reliably deliver high quality services and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.

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
We compete primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services we provide to our customers. Moreover, WPZ and its other affiliates, including Williams, may not be limited in their ability to compete with us. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal, fuel oils, and other alternative energy sources. We may not be able to successfully compete against current and future competitors and any failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Any significant decrease in supplies of natural gas in the supply basins we access or in demand for those supplies in the markets we serve could adversely affect our business and operating results.
Our ability to maintain and expand our business depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. Localized low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers.
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
A failure to obtain sufficient natural gas supplies or a reduction in demand for our services in the markets we serve could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have experienced and could experience in the future unexpected leaks or ruptures on our gas pipeline system. Either as a preventative measure or in response to a leak or another issue, we could be required by regulatory authorities to test or undertake modifications to our systems. If the cost of testing, maintaining, or repairing our facilities exceed expectations and the FERC does not allow us to recover, or competition in our markets prevents us from recovering such costs in the rates that we charge for our services, such costs could have a material adverse impact on our business, financial condition, results of operations and cash flows .
The operation of our businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.
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
Certain inquiries, investigations, and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries, investigations, and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines and/or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us, which among other outcomes, could result in the imposition of substantial penalties and fines and could damage our reputation. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted or otherwise enforced in a manner which differs from prior regulatory action. New laws and regulations might also be adopted or become applicable to us, our customers or our business activities. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline, our compliance costs could increase and our results of operations could be adversely affected.

Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed our expectations.
Our operations are subject to extensive federal, state and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities. New or amended environmental laws and regulations can also result in significant increases in capital costs we incur to comply with such laws and regulations.
Failure to comply with laws, regulations and permits may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations and delays or denials in granting permits.
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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (GHG) have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emissions controls on our facilities, or (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2016, our largest customer, Puget Sound Energy, Inc., accounted for approximately 25.4 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, or are required to make pre-payments or provide security to satisfy credit concerns. However, our credit procedures and policies cannot completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers could be negatively impacted causing them significant economic stress including, in some cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and our ability to repay our debt.

We may not be able to grow or effectively manage our growth.

As part of our growth strategy, we consider acquisition opportunities and engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Regarding potential acquisitions, suitable acquisition candidates may not be available on terms and conditions we find acceptable or, where multiple parties are trying to acquire an acquisition candidate, we may not be chosen as the acquirer. If we are able to acquire a targeted business, we may not be able to successfully integrate the acquired businesses and realize anticipated benefits in a timely manner. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, NGL transportation, or fractionation or storage facilities, as well as the expansion of existing facilities. We also face all the risks associated with construction, including political opposition by landowners, environmental activists and others resulting in the delay and/or denial of required governmental permits. Other construction risks include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

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
If realized, any of these risks could have an adverse impact on our financial condition, results of operations, including the possible impairment of our assets, or cash flows.
Failure of our service providers or disruptions to outsourcing relationships might negatively impact our ability to conduct our business.
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of Williams’ accounting and information technology functions that we rely on are currently provided by third party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these agreements could be disrupted. Similarly, the expiration of such agreements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows .
Williams is experiencing significant change in the composition of its Board of Directors and senior management which could negatively affect our business and results of operations.

Williams indirectly owns and controls us and has the ability to control the appointment of all of our officers and management committee members. Williams’ Board of Directors is now composed of eleven directors, seven of whom were appointed in the second half of 2016. Williams is also executing on a restructuring process, shifting from five operating areas to three, and on February 14, 2017 Williams announced the appointment of Micheal Dunn as Executive Vice President and Chief Operating Officer.

As both of our management committee members, and all of our officers, are also officers at Williams, the changes in the composition of the Williams Board of Directors and management impose an additional demand for the attention, time and energy of our management in connection with orientation and education of new members about Williams, including with regard to its business strategies and objectives, assets and operations, and policies and practices, which could distract our management from execution of our strategy and objectives. Additionally, such changes invite new analysis of our business as the new members of the Williams Board of Directors contribute to the formulation of business strategies and objectives, which could implicate changes, including to our strategy and objectives. It is possible that changes to the composition of the Williams Board of Directors and management could negatively impact our business, financial condition, and results of operations.

Risks Related to Strategy and Financing
A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital and our costs of doing business.
Downgrades of our credit ratings increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could be limited by a downgrade of our credit ratings.
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
Substantially all of Williams’ and WPZ’s operations are conducted through their respective subsidiaries. Each of Williams’ and WPZ’s cash flows are substantially derived from loans, dividends and distributions paid to them by their subsidiaries. Their cash flows are typically utilized to service debt and pay dividends or distributions on their equity, with the balance, if any, reinvested in their respective subsidiaries as loans or contributions to capital. Due to our relationship with each of Williams and WPZ, our ability to obtain credit will be affected by Williams’ and WPZ’s credit ratings. If Williams or WPZ were to experience a deterioration in its respective credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any downgrading of a Williams or WPZ credit rating could result in a downgrading of our credit rating. A downgrading of a Williams or WPZ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion), as of December 31, 2016, was $519.2 million.
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

Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity”.
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
In addition to regulation by other federal, state, and local regulatory authorities, under the NGA, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. Federal regulation extends to such matters as:

•	transportation of natural gas in interstate commerce;

•	rates, operating terms, types of services and conditions of service;

•	certification and construction of new interstate pipeline and storage facilities;

•	acquisition, extension, disposition, or abandonment of existing interstate pipelines and storage facilities;

•	accounts and records;

•	depreciation and amortization policies;

•	relationships with affiliated companies who are involved in marketing functions of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
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
The amount of income taxes that we will be allowed to recover will be determined by the outcome of future rate cases and any potential action taken by the FERC in response to its recent Notice of Inquiry.
In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. In December 2016, the FERC issued a Notice of Inquiry (NOI) in response to the holding of the U.S. Court of Appeals for the District of Columbia Circuit in United Airlines, Inc., et al. v. Federal Energy Regulatory Commission that the FERC failed to demonstrate that there is no double recovery of taxes for a partnership pipeline as a result of the income tax allowance and return on equity determined pursuant to the discounted cash flow methodology. Accordingly, the Court remanded the decision to the FERC to develop a mechanism “for which the FERC can demonstrate that there is no double recovery” of partnership income tax costs. The FERC’s NOI seeks further information from the pipeline industry as the FERC re-evaluates is policies following the United Airlines decision.
Risks Related to Employees, Outsourcing of Non-Core Support Activities, and Technology
Institutional knowledge residing with current Williams’ employees nearing retirement eligibility or with former Williams’ employees might not be adequately preserved.
We expect that a significant percentage of Williams’ employees will become eligible for retirement over the next several years. In addition, as part of an internal restructuring, Williams recently announced the reduction of five operating areas into three and the closing of its Oklahoma City office and the consolidation of employee positions to Tulsa or other locations. As employees with significant institutional knowledge reach retirement age, choose not to relocate with Williams or their services are otherwise no longer available, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and Williams’ efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of knowledge and expertise could become unavailable to us.
Our allocation from Williams for costs for its defined benefit pension plans and other postretirement benefit plans are affected by factors beyond our and Williams’ control.
As we have no employees, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs in defined benefit pension plans covering substantially all of Williams’ or its affiliates’ employees providing services to us, as well as a portion of the costs of other postretirement benefit plans covering certain eligible participants providing services to us. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our results of operations and financial condition.
Risks Related to Weather, Other Natural Phenomena and Business Disruption
Our assets and operations, as well as our customers’ assets and operations, can be affected by weather and other natural phenomena.
Our assets and operations and our customers’ assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or the occurrence of a significant liability for which we were not fully insured could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our gas pipeline facilities are generally owned in fee. However, a substantial portion of such facilities is constructed and maintained on and across properties owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Our compressor stations, with associated facilities, are located in whole or in part upon lands owned by us and upon sites held under leases or permits issued or approved by public authorities. Land owned by others, but used by us under rights-of-way, easements, permits, leases, licenses, or consents, includes land owned by private parties, federal, state, and local governments, quasi-governmental agencies, or Native American tribes. The Plymouth LNG facility is located on lands owned in fee simple by us. Various credit arrangements restrict the sale or disposal of a major portion of our pipeline system. We lease our company offices in Salt Lake City, Utah.

Item 3.	LEGAL PROCEEDINGS
The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 3. Contingent Liabilities and Commitments.”

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2016, we were indirectly owned by Williams Partners L.P., and Williams owned an approximate 60 percent interest in Williams Partners L.P., comprised of an approximate 58 percent limited partner interest and all of WPZ’s 2 percent general partner interest. In January 2017, Williams permanently waived the WPZ general partner’s incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest, and purchased additional WPZ common units. Following these transactions, Williams owns a 74 percent limited partner interest in WPZ.
We paid $174.0 million and $168.0 million in cash distributions during 2016 and 2015, respectively.

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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification Topic 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amounts of regulatory assets reflected in the Balance Sheet are $38.8 million and $45.1 million at December 31, 2016 and 2015, respectively. The aggregate amounts of regulatory liabilities reflected in the Balance Sheet are $32.2 million and $26.8 million at December 31, 2016 and 2015, respectively. A summary of regulatory assets and liabilities is included in Note 9 of Notes to Financial Statements.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2016 and 2015. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $1.0 million in 2016 as compared with 2015. This increase is primarily associated with an extra day of business in 2016, due to leap year. Transportation service accounted for 97 percent and 98 percent, respectively, and gas storage service accounted for 3 percent and 2 percent, respectively, of our operating revenues for 2016 and 2015.
Total operating expenses increased $4.4 million, or 2 percent, in 2016 as compared with 2015, due primarily to an increase in pipeline maintenance costs of $6.1 million; $2.4 million in severance and other related costs associated with a reduction in workforce; lower labor costs capitalized to projects of $1.2 million; and higher depreciation of $1.1 million and property taxes of $0.8 million resulting from additional assets placed into service in 2015; partially offset by decreased charges for corporate administrative services of $6.9 million.
Interest expense decreased $6.9 million, or 15 percent, in 2016 as compared with 2015 as a result of the retirement of our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016.
The increase in our net income is primarily due to the factors noted above.
Rate Case Settlement Filing
On January 23, 2017, we filed for FERC approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates become effective January 1, 2018, with Phase 2 rates becoming effective October 1, 2018. The annual cost of service does not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts that will now become Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file new rates to be effective after October 1, 2018, and that a general rate case filing must be made for rates to become effective no later than January 1, 2023. The Settlement is not expected to materially affect our trend of earnings.
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
CAPITAL RESOURCES AND LIQUIDITY
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from WPZ, collection of advances made to WPZ, accessing capital markets, and, if required, borrowings under the credit facility described below, and advances from WPZ.
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

We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2016, our advances to WPZ totaled approximately $45.1 million. These advances are represented by demand notes.
Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 4. Debt, Financing Arrangements, and Leases – Credit Facility and Note 7. Transactions with Major Customers and Affiliates – Related Party Transactions.”
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2017 capital expenditures will be approximately $77 million. Of this total, approximately $12 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In 2017, we expect to fund our capital expenditures with cash from operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature as shown on the following table (in thousands of dollars):

December 31, 2016
Fixed rates on long-term debt:
5.95% senior unsecured notes due 2017	$185,000
6.05% senior unsecured notes due 2018	250,000
7.125% unsecured debentures due 2025	85,000
520,000
Unamortized debt issuance costs	(624)
Unamortized debt discount	(216)
Total long-term debt	$519,160
Our total long-term debt at December 31, 2016 had a carrying value of $519.2 million and a fair market value of $546.8 million. As of December 31, 2016, the weighted-average interest rate on our long-term debt was 6.19 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee of
Northwest Pipeline LLC
We have audited the accompanying balance sheet of Northwest Pipeline LLC as of December 31, 2016 and 2015, and the related statements of comprehensive income, owner’s equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Pipeline LLC at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
February 22, 2017

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2016	2015	2014
OPERATING REVENUES	$474,029	$472,994	$470,050
OPERATING EXPENSES:
General and administrative	52,343	57,105	62,085
Operation and maintenance	79,514	73,128	74,191
Depreciation	101,672	100,554	99,138
Regulatory debits	3,510	2,550	1,487
Taxes, other than income taxes	17,835	17,151	16,987
Total operating expenses	254,874	250,488	253,888
OPERATING INCOME	219,155	222,506	216,162
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	39,164	46,024	46,095
Allowance for equity and borrowed funds used during construction	(1,371)	(1,619)	(573)
Miscellaneous other (income) expenses, net	907	(595)	87
Total other (income) and other expenses	38,700	43,810	45,609
NET INCOME	180,455	178,696	170,553
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	(28)	(62)	(62)
COMPREHENSIVE INCOME	$180,427	$178,634	$170,491

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$—	$169
Receivables:
Trade	42,702	42,669
Affiliated companies	1,321	1,441
Advances to affiliate	45,137	171,867
Other	598	14,051
Materials and supplies	10,106	10,183
Exchange gas due from others	3,869	3,733
Exchange gas offset	—	201
Prepayments and other	5,740	6,164
Total current assets	109,473	250,478
PROPERTY, PLANT AND EQUIPMENT, at cost	3,319,516	3,306,205
Less-Accumulated depreciation	1,424,855	1,367,632
Total property, plant and equipment, net	1,894,661	1,938,573
OTHER ASSETS:
Deferred charges	2,122	2,110
Regulatory assets	34,900	40,853
Total other assets	37,022	42,963
Total assets	$2,041,156	$2,232,014

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2016	December 31, 2015
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$11,243	$14,363
Affiliated companies	7,293	11,959
Accrued liabilities:
Taxes, other than income taxes	11,435	11,033
Interest	3,501	4,045
Exchange gas due to others	4,169	2,252
Exchange gas offset	1,428	—
Customer advances	1,893	5,573
Other	5,224	3,417
Long-term debt due within one year	184,924	174,837
Total current liabilities	231,110	227,479
LONG-TERM DEBT	334,236	518,583
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	60,762	82,454
Regulatory liabilities	30,717	26,802
Other	7,316	6,108
Total other noncurrent liabilities	98,795	115,364
CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	303,123	296,668
Accumulated other comprehensive income	—	28
Total owner’s equity	1,377,015	1,370,588
Total liabilities and owner’s equity	$2,041,156	$2,232,014

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF OWNER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2016	2015	2014
Owner’s capital:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
Retained earnings:
Balance at beginning of period	296,668	285,972	349,419
Net income	180,455	178,696	170,553
Cash distributions to parent	(174,000)	(168,000)	(234,000)
Balance at end of period	303,123	296,668	285,972
Accumulated other comprehensive income (loss):
Balance at beginning of period	28	90	152
Cash flow hedges:
Reclassification of unrecognized gain into earnings	(28)	(62)	(62)
Balance at end of period	—	28	90
Total owner’s equity	$1,377,015	$1,370,588	$1,359,954

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$180,455	$178,696	$170,553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	101,672	100,554	99,138
Regulatory debits	3,510	2,550	1,487
Gain on sale of property, plant and equipment	—	—	(70)
Amortization of deferred charges and credits	898	762	894
Allowance for equity funds used during construction	(953)	(1,099)	(391)
Changes in current assets and liabilities:
Trade and other accounts receivable	845	(137)	395
Affiliated receivables	120	598	38,388
Exchange gas due from others	(1,617)	7,349	(1,433)
Materials and supplies	77	(117)	203
Other current assets	424	(1,283)	(1,326)
Trade accounts payable	(1,560)	158	(4,958)
Affiliated payables	(4,666)	(1,184)	2,007
Exchange gas due to others	1,617	(8,095)	2,179
Other accrued liabilities	(2,089)	5,410	(3,095)
Changes in noncurrent assets and liabilities:
Deferred charges	(7,275)	(2,633)	(2,087)
Noncurrent liabilities	12,810	9,164	11,000
Net cash provided by operating activities	284,268	290,693	312,884
FINANCING ACTIVITIES:
Payments of long-term debt	(175,000)	—	—
Cash distributions to parent	(174,000)	(168,000)	(234,000)
Other	—	—	(622)
Net cash used in financing activities	(349,000)	(168,000)	(234,622)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(80,383)	(86,289)	(79,413)
Contributions and advances for construction costs	1,308	1,499	3,056
Disposal of property, plant and equipment, net	(1,280)	(1,075)	5,728
Advances to affiliates, net	126,730	(36,813)	(15,886)
Proceeds from insurance	18,188	—	8,274
Net cash provided by (used in) investing activities	64,563	(122,678)	(78,241)
NET (DECREASE) INCREASE IN CASH	(169)	15	21
CASH AT BEGINNING OF PERIOD	169	154	133
CASH AT END OF PERIOD	$—	$169	$154
____________________________________
* Increases to property, plant and equipment	$(72,432)	$(73,931)	$(71,207)
Changes in related accounts receivable, accounts payable, and accrued liabilities	(7,951)	(12,358)	(8,206)
Capital expenditures, net of equity AFUDC	$(80,383)	$(86,289)	$(79,413)

 See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Control
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). On February 2, 2015, WPZ was merged into Access Midstream Partners, L.P. (ACMP), another publicly traded limited partnership consolidated by Williams. ACMP was the surviving partnership and was subsequently renamed WPZ. At December 31, 2016, Williams owned an approximate 60 percent interest in WPZ, comprised of an approximate 58 percent limited partner interest and all of the 2 percent general partner interest. In January 2017, Williams permanently waived the WPZ general partner’s incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest, and purchased additional WPZ common units. Following these transactions, Williams owns a 74 percent limited partner interest in WPZ.
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
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). The Accounting Standards Codification (ASC) Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980, and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. (See Note 9 for further discussion.)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) litigation-related contingencies; 2) environmental remediation obligations; 3) impairment assessments of long-lived assets; 4) depreciation; and 5) asset retirement obligations.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
As a result of the ratemaking process, certain revenues collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks. At December 31, 2016, we had no such rate refund liabilities.
Environmental Matters
We are subject to federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their economic benefit and potential for rate recovery. We believe that expenditures required to meet applicable environmental laws and regulations are prudently incurred in the ordinary course of business and such expenditures would be permitted to be recovered through rates.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2016, 2015, and 2014 are as follows:

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
We recorded regulatory debits totaling $3.5 million in 2016, $2.6 million in 2015, and $1.5 million in 2014 in the accompanying Statement of Comprehensive Income. These debits relate primarily to the levelized depreciation adjustment for the Evergreen Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2016 and 2015 were $78.5 million and $70.9 million, respectively. The regulatory asset is expected to be fully recovered through the net negative salvage component of depreciation included in our rates; as such, the negative salvage component of accumulated depreciation ($78.5 million and $69.3 million at December 31, 2016 and 2015, respectively) has been reclassified and netted against the amount of the ARO regulatory asset.
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.4 million for 2016, $0.5 million for 2015, and $0.2 million for 2014. The allowance for equity funds was $1.0 million, $1.1 million, and $0.4 million for 2016, 2015, and 2014, respectively. Both are reflected in Other (Income) and Other Expenses.
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
Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customers’ financial condition and require collateral from our customers, if necessary. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables. Receivables determined to be uncollectible are reserved or written off in the period of determination.
Materials and Supplies Inventory
All inventories are stated at lower of cost or market. We determine the cost of the inventories using the average cost method.
We perform an annual review of materials and supplies inventories, including an analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2016 and 2015.

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
Interest Payments
Cash payments for interest, net of interest capitalized, were $38.5 million in 2016, $45.3 million in 2015, and $44.5 million in 2014.
Accounting Standards Issued But Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We are evaluating the impact of ASU 2016-15 on our financial statements.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-13 requires varying transition methods for the different categories of amendments. We do not expect ASU 2016-13 to have a significant impact on our financial statements.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are reviewing contracts to identify leases, particularly reviewing the applicability of ASU 2016-02 to contracts involving easements/rights-of-way.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We have substantially completed that process, but continue to evaluate our accounting for noncash consideration, which exists in contracts where we receive commodities as full or partial consideration, and the accounting for contributions in aid of construction. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition and related disclosures. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.

2. RATE AND REGULATORY MATTERS
Rates
Our rates became effective January 1, 2013, and will remain in effect for 5 years.
Rate Case Settlement Filing
On January 23, 2017, we filed for FERC approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates become effective January 1, 2018, with Phase 2 rates becoming effective October 1, 2018. The annual cost of service does not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts that will now become Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file new rates to be effective after October 1, 2018, and that a general rate case filing must be made for rates to become effective no later than January 1, 2023.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2016, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at two of these compressor stations. Remediation has been completed at eleven of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $4.4 million, measured on an undiscounted basis, and are expected to

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

be incurred through 2020. At December 31, 2016 and 2015, we had accrued liabilities totaling approximately $4.4 million and $4.6 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

4. DEBT, FINANCING ARRANGEMENTS, AND LEASES
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2016	2015
	(Thousands of Dollars)
5.95% senior unsecured notes due 2017	$185,000	$185,000
6.05% senior unsecured notes due 2018	250,000	250,000
7% senior unsecured notes due 2016	—	175,000
7.125% unsecured debentures due 2025	85,000	85,000
Debt issuance costs	(624)	(1,197)
Unamortized debt discount	(216)	(383)
Total long-term debt, including current portion	$519,160	$693,420
Long-term debt due within one year	184,924	174,837
Total long-term debt	334,236	518,583
As of December 31, 2016, cumulative maturities of outstanding long-term debt (at face value) for the next five years are as follows:

(Thousands of Dollars)
2017: 5.95% senior unsecured notes	$185,000
2018: 6.05% senior unsecured notes	250,000
Total	$435,000
The long-term debt due within one year at December 31, 2016 is associated with our $185 million 5.95% senior unsecured notes that mature on April 15, 2017. We intend to repay this maturing note by accessing available capacity under our revolving credit facility, advances from our parent, or issuing new long-term debt. The long-term debt due within on year at December 31, 2015 is associated with our $175 million 7% senior unsecured notes that matured on June 15, 2016.
In 2006, we entered into certain forward starting interest rate swaps prior to our issuance of the 7% senior unsecured notes due 2016 to hedge the variability of forecasted interest payments arising from changes in interest rates prior to the issuance of this debt. The settlement resulted in a gain, recorded in Accumulated other comprehensive income, that was being amortized to reduce interest expense over the life of the related debt. This was fully amortized in June 2016.
Restrictive Debt Covenants
At December 31, 2016, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Retirement of Long-Term Debt
In June 2016, we retired our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016. These notes were retired with proceeds from the repayment of advances to WPZ.
Credit Facility
On February 2, 2015, we, along with WPZ, Transco, the lenders named therein, and an administrative agent, entered into the Second Amended and Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The maturity date of the facility is February 2, 2020. However, the co-borrowers may request up to two extensions of the maturity date, each for an additional one-year period, to allow a maturity date as late as February 2, 2022, under certain circumstances. The agreement allows for swing line loans up to an aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

utilized by the other co-borrowers. At December 31, 2016, no letters of credit have been issued and no loans to WPZ were outstanding under the credit facility. On December 18, 2015, we, along with WPZ, Transco, the lenders named therein, and an administrative agent, entered into the Amendment No. 1 to Second Amended and Restated Credit Agreement modifying the thresholds specified in the covenant related to the maximum ratio of WPZ’s consolidated indebtedness to consolidated EBITDA.
Under the credit facility, WPZ is required to maintain a ratio of debt to EBITDA (each as defined in the credit facility) that must be no greater than 5.75 to 1.0 for the quarters ending December 31, 2015, March 31, 2016, and June 30, 2016. The ratio must be no greater than 5.5 to 1.0 for the quarters ending September 30, 2016 and December 31, 2016. The ratio must be no greater than 5.0 to 1.0 for the quarter ending March 31, 2017 and each subsequent fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions have been executed, in which case the ratio must be no greater than 5.50 to 1.0. For us, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent. Measured as of December 31, 2016, we are in compliance with this financial covenant.
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
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. On February 2, 2015, WPZ amended and restated the commercial paper program for the WPZ/ACMP merger and to allow a maximum outstanding of $3 billion. At December 31, 2016, WPZ had $93 million in outstanding commercial paper.
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
Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

(Thousands of Dollars)
2017	$2,758
2018	2,784
2019	2,811
Total	$8,353
Operating lease rental expense, net of sublease revenues, amounted to $2.7 million, $2.7 million, and $2.5 million for 2016, 2015, and 2014, respectively.

NORTHWEST PIPELINE LLC
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
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $2.3 million in 2016, $4.4 million in 2015, and $4.2 million in 2014.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 are eligible for subsidized retiree health care benefits. During 2016, 2015, and 2014, we received credits from Williams related to retiree health care and life insurance benefits of $3.8 million, $3.4 million and $4.3 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any difference between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2016 and 2015 are $30.6 million and $26.8 million, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $2.2 million in 2016, $2.2 million in 2015, and $2.0 million in 2014 for Williams’ company matching contributions to this plan.
Employee Stock-Based Compensation Plan Information
The Williams Companies, Inc. 2007 Incentive Plan, as subsequently amended and restated (Plan), provides for Williams’ common stock-based awards to both employees and nonmanagement directors. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets achieved.
Williams currently bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the awards. We are also billed for our proportionate share of Williams’ and other affiliates’ stock-based compensation expense through various allocation processes.
Total stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.5 million and $1.2 million, respectively, excluding amounts allocated from WPZ and Williams.

6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value, because of the short-term nature of these instruments.
Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $519.2 million and $546.8 million, respectively, at December 31, 2016, and $693.4 million and $721.9 million, respectively, at December 31, 2015.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Concentration of Off-Balance-Sheet and Other Credit Risk
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$120,351	$118,384	$113,398
Northwest Natural Gas Company	49,895	50,857	50,631
Cascade Natural Gas Corporation	47,951	48,363	(a)
(a) Under 10 percent in 2014.
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
We are a participant in WPZ’s cash management program. At December 31, 2016 and 2015, the advances due to us by WPZ totaled approximately $45.1 million and $171.9 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.39 percent at December 31, 2016. The interest income from these advances was minimal during the years ended December 31, 2016, 2015, and 2014. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $92.8 million, $100.4 million, and $102.4 million in the years ended December 31, 2016, 2015, and 2014, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The amount billed to us during 2016 includes $2.4 million for severance and other related costs associated with a reduction in workforce primarily recognized in the first quarter.
In 2015 and 2014, we incurred reimbursable costs of $0.6 million and $27.3 million, respectively, due from Williams Field Services related to the construction of a natural gas liquids pipeline, of which a minimal amount was outstanding at December 31, 2015. No such costs were incurred or were outstanding at December 31, 2016.
During 2016, 2015, and 2014, we declared and paid cash distributions to our parent of $174.0 million, $168.0 million, and $234.0 million, respectively. During January 2017, we declared and paid cash distributions of $50.0 million to our parent.

8. ASSET RETIREMENT OBLIGATIONS
Our accrued asset retirement obligations relate to our gas storage and transmission facilities. At the end of the useful life of our facilities, we are legally obligated to remove certain transmission facilities including underground pipelines, major river spans,

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

compressor stations and meter station facilities. These obligations also include restoration of the property sites after removal of the facilities from above and below the ground.
During 2016 and 2015, our overall asset retirement obligation changed as follows (in thousands):

	2016	2015
Beginning balance	$82,454	$94,678
Accretion	7,470	6,870
New obligations	150	2,721
Changes in estimates of existing obligations (1)	(29,312)	(21,815)
Ending balance	$60,762	$82,454

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal cost, the estimated remaining life of assets, and discount rates. The decrease in 2016 is primarily attributed to decreases in current estimates for removal costs and inflation rate and an increase in the estimated life of the assets. The decrease in 2015 is primarily attributed to decreases in current estimates for removal costs and inflation rate and an increase in the discount rate.

9. REGULATORY ASSETS AND LIABILITIES
Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our balance sheet. Current regulatory assets are included in Exchange gas offset and Prepayments and other. Current regulatory liabilities are included in Exchange gas offset. These balances are presented on our balance sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2016 and 2015:

	2016	2015
	(Thousands of Dollars)
Current regulatory assets:
Environmental costs	$—	$1,300
Levelized depreciation	3,864	2,731
Fuel recovery	—	178
Total current regulatory assets	3,864	4,209
Noncurrent regulatory assets:
Environmental costs	—	(1,068)
Grossed-up deferred taxes on equity funds used during construction	13,051	13,809
Levelized depreciation	21,849	26,493
Asset retirement obligations, net	—	1,619
Total noncurrent regulatory assets	34,900	40,853
Total regulatory assets	$38,764	$45,062
Current regulatory liabilities:
Fuel recovery	$1,466	$—
Noncurrent regulatory liabilities:
Postretirement benefits	30,587	26,802
Asset retirement obligations, net	130	—
Total noncurrent regulatory liabilities	30,717	26,802
Total regulatory liabilities	$32,183	$26,802

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Asset Retirement Obligations This regulatory asset balance is established to offset depreciation of the ARO asset and changes in the ARO liability due to the passage of time. The regulatory asset is expected to be fully recovered through the net negative salvage component of depreciation included in our rates; as such, the negative salvage component of accumulated depreciation has been reclassified and netted against the amount of the ARO regulatory asset. (See Note 8.)
Fuel Recovery These amounts reflect the value of the cumulative volumetric difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base, but are expected to be recovered or refunded by changing the fuel reimbursement factor in subsequent fuel filings.
Postretirement Benefits We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates. (See Note 5.)

NORTHWEST PIPELINE LLC
QUARTERLY FINANCIAL DATA
(Unaudited)
The following is a summary of unaudited quarterly financial data for 2016 and 2015:

	Quarter of 2016
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$120,448	$115,569	$116,897	$121,115
Operating income	58,853	50,703	53,356	56,243
Net income	47,121	39,962	45,258	48,114

	Quarter of 2015
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$119,264	$115,946	$116,933	$120,851
Operating income	57,152	53,287	54,300	57,767
Net income	46,408	42,109	43,310	46,869

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President — West and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2016	2015
	(Thousands of Dollars)
Audit fees	$637	$739
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$637	$739
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultations.
As a wholly-owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2016 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and at http://investor.williams.com.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference to 2016 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014	22

Balance Sheet at December 31, 2016 and 2015	23

Statement of Owner’s Equity for the Years Ended December 31, 2016, 2015, and 2014	25

Statement of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014	26

Notes to Financial Statements	27

Not covered by reports of independent auditors:

Quarterly Financial Data (Unaudited)	39
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
Date: February 22, 2017
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
Date: February 22, 2017

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