Form 10-Q
period 2017-03-31
NORTHWEST PIPELINE LLC
filed 2017-05-04
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates' future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

•	Demand for our services.

i

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions and the availability of adequate insurance coverage for such interruptions;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2017	2016
OPERATING REVENUES	$120,500	$120,448
OPERATING EXPENSES:
General and administrative	14,081	13,827
Operation and maintenance	15,452	17,252
Depreciation	25,461	25,315
Regulatory debits	1,247	849
Taxes, other than income taxes	4,781	4,352
Total operating expenses	61,022	61,595
OPERATING INCOME	59,478	58,853
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	8,362	11,477
Allowance for equity and borrowed funds used during construction	(150)	(383)
Miscellaneous other (income) expenses, net	117	638
Total other (income) and other expenses	8,329	11,732
NET INCOME	51,149	47,121
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	—	(15)
COMPREHENSIVE INCOME	$51,149	$47,106
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	41,457	42,702
Affiliated companies	1,536	1,321
Advances to affiliate	69,184	45,137
Other	1,693	598
Materials and supplies	10,137	10,106
Exchange gas due from others	2,295	3,869
Prepayments and other	6,017	5,740
Total current assets	132,319	109,473
PROPERTY, PLANT AND EQUIPMENT, at cost	3,327,908	3,319,516
Less-Accumulated depreciation	1,444,392	1,424,855
Total property, plant and equipment, net	1,883,516	1,894,661
OTHER ASSETS:
Deferred charges	1,235	2,122
Regulatory assets	32,290	34,900
Total other assets	33,525	37,022
Total assets	$2,049,360	$2,041,156
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$11,169	$11,243
Affiliated companies	4,927	7,293
Accrued liabilities:
Taxes, other than income taxes	14,731	11,435
Interest	11,548	3,501
Exchange gas due to others	1,833	4,169
Exchange gas offset	1,501	1,428
Customer advances	1,369	1,893
Other	5,110	5,224
Long-term debt due within one year	—	184,924
Total current liabilities	52,188	231,110
LONG-TERM DEBT	519,304	334,236
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	59,478	60,762
Regulatory liabilities	32,632	30,717
Other	7,594	7,316
Total other noncurrent liabilities	99,704	98,795
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	304,272	303,123
Total owner’s equity	1,378,164	1,377,015
Total liabilities and owner’s equity	$2,049,360	$2,041,156
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$51,149	$47,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	25,461	25,315
Regulatory debits	1,247	849
Amortization of deferred charges and credits	173	(165)
Allowance for equity funds used during construction	(110)	(262)
Changes in current assets and liabilities:
Trade and other accounts receivable	150	1,061
Affiliated receivables	(215)	(261)
Exchange gas due from others	1,574	771
Materials and supplies	(31)	(26)
Other current assets	(277)	1,495
Trade accounts payable	(2,949)	(2,062)
Affiliated payables	(2,366)	(1,308)
Exchange gas due to others	(1,573)	(771)
Other accrued liabilities	11,196	12,285
Changes in noncurrent assets and liabilities:
Deferred charges	820	(1,341)
Noncurrent liabilities	2,554	2,650
Net cash provided by operating activities	86,803	85,351
FINANCING ACTIVITIES:
Cash distributions to parent	(50,000)	(57,000)
Net cash used in financing activities	(50,000)	(57,000)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(12,389)	(12,327)
Contributions and advances for construction costs	(417)	379
Disposal of property, plant and equipment, net	50	(66)
Advances to affiliates, net	(24,047)	(26,154)
Proceeds from insurance	—	9,776
Net cash provided by (used in) investing activities	(36,803)	(28,392)
NET INCREASE (DECREASE) IN CASH	—	(41)
CASH AT BEGINNING OF PERIOD	—	169
CASH AT END OF PERIOD	$—	$128
____________________________________
* Increases to property, plant and equipment	$(14,768)	$(5,759)
Changes in related accounts receivable, accounts payable, and accrued liabilities	2,379	(6,568)
Capital expenditures, net of equity AFUDC	$(12,389)	$(12,327)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest, and purchased additional WPZ common units. At March 31, 2017, Williams owned an approximate 74 percent limited partner interest in WPZ.
In this report, Northwest is at times referred to in the first person as “we,” “us,” or “our.”
General
The accompanying interim financial statements do not include all the notes in our annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto in our 2016 Annual Report on Form 10-K. The accompanying unaudited financial statements include all adjustments both normal recurring and others which, in the opinion of our management, are necessary to present fairly our interim financial statements.
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
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are reviewing contracts to identify leases, particularly reviewing the applicability of this new standard to contracts involving easement/rights-of-way.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We have substantially completed that process, but continue to evaluate our accounting for noncash consideration, which exists in contracts where we receive commodities as full or partial consideration. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition and related disclosures. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.

2. RATE AND REGULATORY MATTERS
Rate Case Settlement Filing
On January 23, 2017, we filed for Federal Energy Regulatory Commission (FERC) approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates become effective January 1, 2018, with Phase 2 rates becoming effective October 1, 2018. The annual cost of service does not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts that will now become Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file a general rate case to place new rates into effect after October 1, 2018, and that a general rate case must be filed for new rates to become effective no later than January 1, 2023.
Due to the resignation of one of the commissioners, the FERC has been left without a quorum since February 4, 2017. This lack of quorum has left FERC unable to formally approve the Settlement. In response, on March 29, 2017, we filed tariff records with the FERC to extend our requirement to file an NGA section 4 general rate case "by not later than July 1, 2017" (as required in our prior Settlement in Docket No. RP12-490 and our pending 2017 Settlement in RP 17-346). These tariff records also provide a means to place the rate reductions of the 2017 Settlement into effect commencing January 1, 2018 until a quorum at FERC is restored and can formally approve the Settlement. This new filing was assigned Docket No. RP17-567. On April 12, 2017, the FERC issued an order accepting the tariff records effective May 1, 2017.

3. CONTINGENT LIABILITIES AND COMMITMENTS
Environmental Matters
We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that we are in substantial compliance with existing environmental requirements. Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, the Federal Energy Regulatory Commission would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates.
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2017, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at two of these compressor stations. Remediation has been completed at eleven of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $4.4 million, measured on an undiscounted basis, and are expected to be incurred through

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2020. At March 31, 2017 and December 31, 2016, we had accrued liabilities totaling approximately $4.4 million and $4.4 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

4. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2017, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At March 31, 2017, no commercial paper was outstanding under the commercial paper program.
Issuance and Retirement of Long-Term Debt
On April 3, 2017, we issued $250 million of 4.00 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to repay the $185 million, 5.95 percent notes that matured on April 15, 2017, and to fund

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

capital expenditures. Accordingly, the $185 million, 5.95 percent notes are classified as non-current in the accompanying Balance Sheet. As part of the the issuance, we entered into a registration rights agreement with the initial purchaser of the unsecured notes. We are obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from the closing and to use commercially reasonable efforts to complete the exchange offer. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will be accrued on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

5. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $519.3 million and $548.5 million, respectively, at March 31, 2017, and $519.2 million and $546.8 million, respectively, at December 31, 2016.

6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At March 31, 2017 and December 31, 2016, the advances due to us by WPZ totaled approximately $69.2 million and $45.1 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 0.57 percent at March 31, 2017. The interest income from these advances was minimal during the three months ended March 31, 2017 and March 31, 2016. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $23.0 million and $25.0 million in the three months ended March 31, 2017, and 2016, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The amount billed to us for the three months ended March 31, 2016, includes $2.0 million recognized in the first quarter of 2016 for severance and other related costs associated with a reduction in workforce.
During the three months ended March 31, 2017 and 2016, we declared and paid cash distributions to our parent of $50.0 million and $57.0 million, respectively. During April 2017, we declared and paid an additional cash distribution of $57.0 million to our parent.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2016 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2017 and 2016. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues were relatively flat in the first three months of 2017 as compared with the first three months of 2016. Transportation services accounted for 97 percent and 98 percent, respectively, and gas storage service accounted for 3 percent and 2 percent, respectively, of our operating revenues for the periods ended March 31, 2017 and March 31, 2016.
Operating expenses decreased $0.6 million, or 1 percent for the first three months of 2017 as compared to the first three months of 2016, due primarily to the $2.0 million in severance and other related costs, recorded in the first quarter 2016, associated with a reduction in workforce; this was partially offset by higher depreciation of $0.1 million, resulting from property additions; increased property and use taxes of $0.4 million; higher insurance of $0.2; lower labor capitalized of $0.2 and higher regulatory debit expense of $0.4 in the first quarter of 2017.
Interest expense decreased $3.1 million, or 27 percent, as a result of the retirement of our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016.
Financing
On April 3, 2017, we issued $250 million of 4.00 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to repay the $185 million, 5.95 percent notes that matured on April 15, 2017, and to fund capital expenditures.
Capital Expenditures
Our capital expenditures were $12.4 million and $12.3 million for the three months ended March 31, 2017 and 2016, respectively. Our capital expenditures estimate for 2017 is discussed in our 2016 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
Date: May 4, 2017

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