Form 10-Q
period 2017-06-30
NORTHWEST PIPELINE LLC
filed 2017-08-03
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates' future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

i

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	The impact of operational and development hazards, unforeseen interruptions, and the availability of adequate insurance coverage for such interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

ii

For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2017.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$115,094	$115,569	$235,594	$236,017
OPERATING EXPENSES:
General and administrative	13,421	13,038	27,502	26,865
Operation and maintenance	19,125	21,231	34,522	38,483
Depreciation	25,313	25,414	50,829	50,729
Regulatory debits	1,213	871	2,461	1,720
Taxes, other than income taxes	4,206	4,312	8,987	8,664
Total operating expenses	63,278	64,866	124,301	126,461
OPERATING INCOME	51,816	50,703	111,293	109,556
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	8,448	10,952	16,811	22,429
Allowance for equity and borrowed funds used during construction	(362)	(242)	(512)	(625)
Miscellaneous other (income) expenses, net	98	31	213	669
Total other (income) and other expenses	8,184	10,741	16,512	22,473
NET INCOME	43,632	39,962	94,781	87,083
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	—	(13)	—	(28)
COMPREHENSIVE INCOME	$43,632	$39,949	$94,781	$87,055
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	38,172	42,702
Affiliated companies	1,505	1,321
Advances to affiliate	123,999	45,137
Other	595	598
Materials and supplies	10,162	10,106
Exchange gas due from others	1,082	3,869
Prepayments and other	6,762	5,740
Total current assets	182,277	109,473
PROPERTY, PLANT AND EQUIPMENT, at cost	3,344,867	3,319,516
Less-Accumulated depreciation	1,462,287	1,424,855
Total property, plant and equipment, net	1,882,580	1,894,661
OTHER ASSETS:
Deferred charges	1,112	2,122
Regulatory assets	31,114	34,900
Total other assets	32,226	37,022
Total assets	$2,097,083	$2,041,156
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$13,372	$11,243
Affiliated companies	6,607	7,293
Accrued liabilities:
Taxes, other than income taxes	12,719	11,435
Interest	3,593	3,501
Exchange gas due to others	3,181	4,169
Exchange gas offset	1,881	1,428
Customer advances	1,027	1,893
Other	9,968	5,224
Long-term debt due within one year	249,737	184,924
Total current liabilities	302,085	231,110
LONG-TERM DEBT	331,729	334,236
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	59,880	60,762
Regulatory liabilities	35,367	30,717
Other	3,227	7,316
Total other noncurrent liabilities	98,474	98,795
CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)
OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	290,903	303,123
Total owner’s equity	1,364,795	1,377,015
Total liabilities and owner’s equity	$2,097,083	$2,041,156
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$94,781	$87,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50,829	50,729
Regulatory debits	2,461	1,720
Amortization of deferred charges and credits	683	(190)
Allowance for equity funds used during construction	(388)	(431)
Changes in current assets and liabilities:
Trade and other accounts receivable	4,533	3,221
Affiliated receivables	(184)	(218)
Exchange gas due from others	2,787	658
Materials and supplies	(56)	3
Other current assets	(1,022)	(102)
Trade accounts payable	(962)	799
Affiliated payables	(686)	(5,476)
Exchange gas due to others	(2,787)	(658)
Other accrued liabilities	5,691	(1,324)
Changes in noncurrent assets and liabilities:
Deferred charges	298	(2,900)
Noncurrent liabilities	(1,055)	5,697
Net cash provided by operating activities	154,923	138,611
FINANCING ACTIVITIES:
Payments of long-term debt	(185,000)	(175,000)
Proceeds from long-term debt	249,102	—
Debt issue costs	(2,082)	—
Cash distributions to parent	(107,000)	(86,000)
Net cash used in financing activities	(44,980)	(261,000)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(31,493)	(22,843)
Contributions and advances for construction costs	365	252
Disposal of property, plant and equipment, net	48	(364)
Advances to affiliates, net	(78,863)	135,399
Proceeds from insurance	—	9,776
Net cash provided by (used in) investing activities	(109,943)	122,220
NET INCREASE (DECREASE) IN CASH	—	(169)
CASH AT BEGINNING OF PERIOD	—	169
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment	$(33,894)	$(18,451)
Changes in related accounts receivable, accounts payable, and accrued liabilities	2,401	(4,392)
Capital expenditures, net of equity AFUDC	$(31,493)	$(22,843)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest, and purchased additional WPZ common units. At June 30, 2017, Williams owned an approximate 74 percent limited partner interest in WPZ.
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
Accounting Standards Issued But Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We do not expect ASU 2016-15 to have a material impact on our financial statements.
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
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are in the process of reviewing contracts to identify leases, as well as evaluating the applicability of ASU 2016-02 to contracts involving easement/rights-of-way.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We are continuing our evaluation of the application of accounting for noncash consideration as it relates to certain contracts where we receive or retain natural gas as part of the service arrangement. We are unable to determine the potential impact upon the amount and timing of revenue recognition. We continue to evaluate and develop disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.

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
The FERC has been without a quorum since February 4, 2017. This lack of quorum has left FERC unable to formally approve the Settlement. In response, on March 29, 2017, we filed tariff records with the FERC to extend our requirement to file an NGA section 4 general rate case "by not later than July 1, 2017" (as required in our prior Settlement in Docket No. RP12-490 and our pending 2017 Settlement in RP 17-346). These tariff records also provide a means to place the rate reductions of the 2017 Settlement into effect commencing January 1, 2018 until a quorum at FERC is restored and can formally approve the Settlement. This new filing was assigned Docket No. RP17-567. On April 12, 2017, the FERC issued an order accepting the tariff records effective May 1, 2017.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2017, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at two of these compressor stations. Remediation has been completed at eleven of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

remediation costs will total approximately $4.4 million, measured on an undiscounted basis, and are expected to be incurred through 2020. At June 30, 2017 and December 31, 2016, we had accrued liabilities totaling approximately $4.4 million and $4.4 million, respectively, for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

4. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2017, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2017, no commercial paper was outstanding under the commercial paper program.
Issuance and Retirement of Long-Term Debt

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On April 3, 2017, we issued $250 million of 4.00 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to repay the $185 million, 5.95 percent notes that matured on April 15, 2017, and to fund capital expenditures. As part of the issuance, we entered into a registration rights agreement with the initial purchaser of the unsecured notes. We are obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from the closing and to use commercially reasonable efforts to complete the exchange offer. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will be accrued on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
Long-Term Debt due within one-year
The $250 million, 6.05 percent notes due June 15, 2018, are classified as long-term debt due within in one-year in the accompanying Balance Sheet as of June 30, 2017.

5. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $581.5 million and $614.5 million, respectively, at June 30, 2017, and $519.2 million and $546.8 million, respectively, at December 31, 2016.

6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At June 30, 2017 and December 31, 2016, the advances due to us by WPZ totaled approximately $124.0 million and $45.1 million, respectively. These advances are represented by demand notes and are classified as Current Assets in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was 0.83 percent at June 30, 2017. The interest income from these advances was minimal during the three and six months ended June 30, 2017 and June 30, 2016. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $23.2 million and $46.2 million in the three and six months ended June 30, 2017, respectively, and $21.1 million and $46.1 million in the three and six months ended June 30, 2016, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The amount billed to us for the six months ended June 30,

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2016, includes $2.0 million recognized in the first quarter of 2016 for severance and other related costs associated with a reduction in workforce.
During the six months ended June 30, 2017 and 2016, we declared and paid cash distributions to our parent of $107.0 million and $86.0 million, respectively. During July 2017, we declared and paid an additional cash distribution of $41.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2017 and 2016. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues were relatively flat in the first six months of 2017 as compared with the first six months of 2016. Transportation services accounted for 97 percent and gas storage service accounted for 3 percent of our operating revenues for both periods.
Operating expenses decreased $4.0 million, or 10 percent, for the first six months of 2017 as compared to the first six months of 2016, due primarily to a $2.1 million decrease in contractual and other outside services, a $0.5 million decrease in charges billed from affiliates in the first six months of 2017 as well as the absence of $1.0 million in severance and $0.2 million of employee relocation costs recorded in the first six months of 2016, associated with a reduction and movements in workforce.
Interest expense decreased $5.6 million, or 25 percent, as a result of the retirement of our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016 and the retirement of the $185 million 5.95 percent notes in April 2017 partially offset by the interest expense recorded on the $250 million 4 percent senior unsecured notes issued on April 3, 2017.
Financing
On April 3, 2017, we issued $250 million of 4.00 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to repay the $185 million, 5.95 percent notes that matured on April 15, 2017, and to fund capital expenditures.
Capital Expenditures
Our capital expenditures were $31.5 million and $22.8 million for the six months ended June 30, 2017 and 2016, respectively. Our capital expenditures estimate for 2017 is discussed in our 2016 Annual Report on Form 10-K.
Pipeline Projects
The North Seattle Lateral Upgrade (Project) involves an expanded delivery capabilities of Northwest’s North Seattle Lateral.  On May 11, 2017, we filed the FERC 7(c) application for the Project.  The Project consists of the removal and replacement of approximately 6.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline.  We plan to place the Project into service as early as the fourth quarter of 2019, and it is expected to increase the delivery capacity by up to 196 MDth/d.

Item 4. Controls and Procedures
Our management, including our Senior Vice President—West and our Vice President, Controller and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President—West and our Vice President, Controller and Chief Accounting Officer. Based upon that evaluation, our Senior Vice President—West and our Vice President, Controller and Chief Accounting Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

4.1
Indenture, dated as of April 3, 2017, between Northwest Pipeline LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on April 3, 2017 as Exhibit 4.1 to Northwest Pipeline LLC’s current report on Form 8-K (File No. 0001-07414) and incorporated herein by reference).

10.1
Registration Rights Agreement, dated April 3, 2017, between Northwest Pipeline LLC and the initial purchasers listed therein (filed on April 3, 2017 as Exhibit 10.1 to Northwest Pipeline LLC’s current report on Form 8-K (File No. 0001-07414) and incorporated herein by reference).

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

NORTHWEST PIPELINE LLC
Registrant

By:	/s/ Ted T. Timmermans
Ted T. Timmermans Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: August 3, 2017