Form 10-Q
period 2017-09-30
NORTHWEST PIPELINE LLC
filed 2017-11-02
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$116,188	$116,897	$351,783	$352,914

OPERATING EXPENSES:
General and administrative	12,527	12,337	40,028	39,202
Operation and maintenance	21,294	20,218	55,817	58,701
Depreciation	25,516	25,421	76,345	76,150
Regulatory debits	1,211	873	3,672	2,593
Taxes, other than income taxes	4,056	4,692	13,043	13,356
Total operating expenses	64,604	63,541	188,905	190,002

OPERATING INCOME	51,584	53,356	162,878	162,912

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	8,139	8,376	24,950	30,805
Allowance for equity and borrowed funds used during construction (AFUDC)	(587)	(454)	(1,099)	(1,079)
Miscellaneous other (income) expenses, net	(30)	176	184	845
Total other (income) and other expenses	7,522	8,098	24,035	30,571

NET INCOME	44,062	45,258	138,843	132,341

CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	—	—	—	(28)
COMPREHENSIVE INCOME	$44,062	$45,258	$138,843	$132,313
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	38,953	42,702
Affiliated companies	2,198	1,321
Advances to affiliate	137,656	45,137
Other	1,757	598
Materials and supplies	10,070	10,106
Exchange gas due from others	2,265	3,869
Prepayments and other	6,234	5,740
Total current assets	199,133	109,473

PROPERTY, PLANT AND EQUIPMENT, at cost	3,371,479	3,319,516
Less-Accumulated depreciation and amortization	1,479,563	1,424,855
Total property, plant and equipment, net	1,891,916	1,894,661

OTHER ASSETS:
Deferred charges	1,017	2,122
Regulatory assets	29,715	34,900
Total other assets	30,732	37,022

Total assets	$2,121,781	$2,041,156
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$16,670	$11,243
Affiliated companies	4,499	7,293
Accrued liabilities:
Taxes, other than income taxes	16,409	11,435
Interest	11,417	3,501
Exchange gas due to others	2,116	4,169
Exchange gas offset	1,362	1,428
Customer advances	1,498	1,893
Other	11,514	5,224
Long-term debt due within one year	249,805	184,924
Total current liabilities	315,290	231,110

LONG-TERM DEBT	331,799	334,236

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	66,010	60,762
Regulatory liabilities	37,709	30,717
Other	3,116	7,316
Total other noncurrent liabilities	106,835	98,795

CONTINGENT LIABILITIES AND COMMITMENTS (Note 2)

OWNER’S EQUITY:
Owner’s capital	1,073,892	1,073,892
Retained earnings	293,965	303,123
Total owner’s equity	1,367,857	1,377,015

Total liabilities and owner’s equity	$2,121,781	$2,041,156
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$138,843	$132,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	76,345	76,150
Regulatory debits	3,672	2,593
Amortization of deferred charges and credits	1,025	910
Allowance for equity funds used during construction	(839)	(749)
Changes in current assets and liabilities:
Trade and other accounts receivable	2,590	4,632
Affiliated receivables	(877)	(224)
Exchange gas due from others	1,604	(594)
Materials and supplies	36	57
Other current assets	(494)	645
Trade accounts payable	(154)	394
Affiliated payables	(2,794)	(7,332)
Exchange gas due to others	(1,603)	594
Other accrued liabilities	19,390	11,246
Changes in noncurrent assets and liabilities:
Deferred charges	(423)	(5,024)
Noncurrent liabilities	692	9,269
Net cash provided by operating activities	237,013	224,908

Cash flows from financing activities:
Payments of long-term debt	(185,000)	(175,000)
Proceeds from long-term debt	249,102	—
Payments for debt issuance costs	(2,082)	—
Cash distributions to parent	(148,000)	(131,000)
Net cash used in financing activities	(85,980)	(306,000)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(58,020)	(51,115)
Contributions and advances for construction costs	440	1,134
Disposal of property, plant and equipment, net	(934)	570
Advances to affiliates, net	(92,519)	120,126
Proceeds from insurance	—	10,208
Net cash provided by (used in) investing activities	(151,033)	80,923

NET INCREASE (DECREASE) IN CASH	—	(169)
CASH AT BEGINNING OF PERIOD	—	169
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment	$(62,742)	$(48,188)
Changes in related accounts payable and accrued liabilities	4,722	(2,927)
Capital expenditures, net of equity AFUDC	$(58,020)	$(51,115)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). In January 2017, Williams permanently waived the WPZ general partner's incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest, and purchased additional WPZ common units. At September 30, 2017, Williams owned an approximate 74 percent limited partner interest in WPZ.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

We continue to evaluate the impact ASC 606 may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that ASC 606 may have. We do not expect ASC 606 to have a material impact on the timing of our revenue recognition. We continue to evaluate and develop disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.

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
Approval of the Settlement was delayed since FERC was without a quorum since February 4, 2017. On August 18, 2017, FERC issued an order approving the Settlement without modification. In November, Northwest will file tariff records to implement the Settlement rates effective January 1, 2018.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2017, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at two of these compressor stations. Remediation has been completed at eleven of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $4.4 million, measured on an undiscounted basis, and are expected to be incurred through 2020. At September 30, 2017 and December 31, 2016, we had approximately $4.3 million and $4.4 million, respectively, accrued for these costs, $1.3 million recorded in Accrued liabilities-Other in both periods and $3.0 million and $3.1 million respectively in Other noncurrent liabilities-Other in the accompanying Balance Sheet . We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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
In February 2010, the EPA set a new one-hour nitrogen dioxide (NO2) NAAQS. In January 2012, the EPA determined pursuant to available information that no area in the country is violating the 2010 NO2 NAAQS and thus designated all areas of the country as “unclassifiable/attainment.” However, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of the EPA’s or states’ assessment of NO2 compliance, we are unable to estimate the cost of additions that may be required to meet this regulation.
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

4. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2017, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At September 30, 2017, no commercial paper was outstanding under the commercial paper program.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
Long-Term Debt due within one year
The $250 million, 6.05 percent notes due June 15, 2018, are classified as Long-term debt due within one year in the accompanying Balance Sheet as of September 30, 2017.

5. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $581.6 million and $617.7 million, respectively, at September 30, 2017, and $519.2 million and $546.8 million, respectively, at December 31, 2016.

6. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At September 30, 2017 and December 31, 2016, the advances due to us by WPZ totaled approximately $137.7 million and $45.1 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliates in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was 0.91 percent at September 30, 2017. The interest income from these advances was minimal during the three and nine months ended September 30, 2017 and September 30, 2016. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $22.8 million and $69.0 million in the three and nine months ended September 30, 2017, respectively, and $22.8 million and $68.9 million in the three and nine ended September 30, 2016, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The amount billed to us for the nine months ended September 30, 2016, includes $2.0 million recognized in the first quarter of 2016 for severance and other related costs associated with a reduction in workforce.
During the nine months ended September 30, 2017 and 2016, we declared and paid cash distributions to our parent of $148.0 million and $131.0 million, respectively. During October 2017, we declared and paid an additional cash distribution of $38.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2017 and 2016. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues decreased $1.1 million in the first nine months of 2017 as compared with the first nine months of 2016 primarily due to one less billable day in 2017 compared to 2016. In the periods ended September 30, 2017 and 2016, transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues.
Operating expenses decreased $2.9 million, or 5 percent, for the first nine months of 2017 as compared to the same period in 2016, due primarily to lower maintenance-related costs of $2.9 million which included a reduction in contractual, outside services and charges from affiliates. Also, in the first nine months of 2017, $1.5 million less labor costs were charged to capital when compared to the same period in 2016; however, this was mostly offset by the $1.3 million in severance and other related costs recorded in the first quarter of 2016 associated with a reduction in workforce.
Interest expense decreased $5.9 million, or 19 percent, as a result of the retirement of our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016 and the retirement of the $185 million 5.95 percent notes in April 2017, partially offset by the interest expense recorded on the $250 million 4 percent senior unsecured notes issued on April 3, 2017.
Financing
On April 3, 2017, we issued $250 million of 4 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to repay the $185 million, 5.95 percent notes that matured on April 15, 2017, and to fund capital expenditures.
Capital Expenditures
Our capital expenditures were $58.0 million and $51.1 million for the nine months ended September 30, 2017 and 2016, respectively. Our capital expenditures estimate for 2017 is discussed in our 2016 Annual Report on Form 10-K.
Pipeline Projects
The North Seattle Lateral Upgrade (Project) involves an expanded delivery capabilities of Northwest’s North Seattle Lateral.  On May 11, 2017, we filed the FERC 7(c) application for the Project.  The Project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline.  We plan to place the Project into service as early as the fourth quarter of 2019, and it is expected to increase the delivery capacity by approximately 159 MDth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 6. Exhibits
The following instruments are included as exhibits to this report.

Exhibit	Description

2	Certificate of Conversion of Northwest Pipeline GP (filed July 3, 2013 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.1	Certificate of Formation of Northwest Pipeline LLC (filed July 3, 2013 as Exhibit 2.2 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.2	Operating Agreement of Northwest Pipeline LLC (filed July 3, 2013 as Exhibit 3.1 to our current report on Form 8-K, (File No. 001-07414) and incorporated herein by reference).

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
Date: November 2, 2017