Form 10-K
period 2017-12-31
NORTHWEST PIPELINE LLC
filed 2018-02-22
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 472,000 horsepower. At December 31, 2017, we had long-term firm transportation contracts and storage redelivery agreements, with aggregate capacity reservations of approximately 3.8 MMdth of natural gas per day.
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
We transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, municipal utilities, direct industrial users, electric power generators, and natural gas marketers and producers. We offer firm and interruptible transportation and storage service. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. During 2017, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation, which accounted for approximately 25.4 percent, 10.9 percent, and 10.2 percent, respectively, of our total operating revenues for the year ended December 31, 2017. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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
Our rates became effective January 1, 2018, and are expected to remain in effect for 5 years.
Rate Case Settlement Filing
On January 23, 2017, we filed for FERC approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates became effective January 1, 2018, with the Phase 2 rates becoming effective October 1, 2018. The annual cost of service does not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts that will now become Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file a general rate case to place new rates into effect after October 1, 2018, and that a general rate case must be filed for new rates to become effective no later than January 1, 2023.
Tax Reform Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduces the corporate federal income tax rates. As part of our 2017 Settlement, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. As a result of Tax Reform, a regulatory liability of $23.6 million will be recorded annually for the period beginning January 1, 2018, and continuing through the time that our current rates remain effective. This liability will be amortized back to our customers over a five-year period, coincidental with the next rate case going into effect.
Further, as a result of the decreased federal income tax rates, deferrals for timing differences related to accelerated tax deductions recorded on our books were reflected at the previous statutory tax rates and will need to be reduced to the new statutory tax rates. We recorded a regulatory liability for this difference. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing services.
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
Pipeline Integrity Regulations We have an Integrity Management Plan in compliance with the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

•
The impact of existing and future laws (including, but not limited to, the Tax Cuts and Jobs Act of 2017), regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals and achieve favorable rate proceeding outcomes;

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
In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (GHG) have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emissions controls on our facilities, or administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.
We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2017, our largest customer, Puget Sound Energy, Inc., accounted for approximately 25.4 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
As part of our growth strategy, we engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, as well as the expansion of existing facilities. In the current environment, we may face political opposition by landowners, environmental activists and others resulting in the delay and/or denial of required governmental permits. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

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

•	Acquisitions and capital projects may require substantial new capital, including the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
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
Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the credit ratings agencies.
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
Our total outstanding long-term debt (including current portion), as of December 31, 2017, was $581.6 million.
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
In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. In December 2016, the FERC issued a Notice of Inquiry (NOI) in response to the holding of the U.S. Court of Appeals for the District of Columbia Circuit in United Airlines, Inc., et al. v. Federal Energy Regulatory Commission that the FERC failed to demonstrate that there is no double recovery of taxes for a partnership pipeline as a result of the income tax allowance and return on equity determined pursuant to the discounted cash flow methodology. Accordingly, the Court remanded the decision to the FERC to develop a mechanism “for which the FERC can demonstrate that there is no double recovery” of partnership income tax costs. The FERC’s NOI seeks further information from the pipeline industry as the FERC re-evaluates its policies following the United Airlines decision.
We expect that certain aspects of Tax Reform, including regulatory liabilities relating to reduced corporate federal income tax rates, could adversely impact our financial condition and our future financial results.
Certain of the rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Reform, makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. Although we expect the decreased federal income tax rates will require us to return amounts to certain customers for this item through future rates and have recognized a regulatory liability, the details of any regulatory implementation guidance remain uncertain.
Risks Related to Employees and Outsourcing of Support Activities
Failure of our service providers or disruptions to outsourcing relationships might negatively impact our ability to conduct our business.
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of the Williams’ accounting and information technology functions that we rely on are currently provided by third party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these agreements could be disrupted. Similarly, the expiration of such agreements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A failure to attract and retain an appropriately qualified workforce could negatively impact our results of operations.
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Williams’ failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate the businesses. If Williams is unable to successfully attract and retain an appropriately qualified workforce, results of operations could be negatively impacted.
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

Our business could be negatively impacted by acts of terrorism and security threats, including cybersecurity threats, and related disruptions.
Given the volatile nature of the commodities we transport and store, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to transport natural gas. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants and assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. We could also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations, or information. Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.

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
At December 31, 2017, we were indirectly owned by Williams Partners L.P., and Williams owned a 74 percent interest in Williams Partners L.P. In January 2017, Williams permanently waived the WPZ general partner’s incentive distribution rights, converted its 2 percent general partner interest in WPZ to a non-economic interest, and purchased additional WPZ common units. Following these transactions, Williams owns a 74 percent limited partner interest in WPZ.
We paid $186.0 million and $174.0 million in cash distributions during 2017 and 2016, respectively. During January 2018, we declared and paid cash distributions of $34.0 million to our parent.

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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification Topic (ASC) 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Comprehensive Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amounts of regulatory assets reflected in the Balance Sheet are $27.5 million and $38.8 million at December 31, 2017 and 2016, respectively. The aggregate amounts of regulatory liabilities reflected in the Balance Sheet are $248.0 million and $32.2 million at December 31, 2017 and 2016, respectively.
In December 2017, Tax Reform was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers permit the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collections of historical rates that reflected historical federal income tax rates, we expect we be required to return amounts to certain customers through future rates and have established a regulatory liability accordingly. This liability was recorded in December 2017 through a regulatory charge to operating income of $206.5 million. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.

Our estimation of these regulatory liabilities incorporated the following significant judgments and assumptions involving income taxes collected from our customers.

•
We utilized current FERC guidance for the default income tax rate for non-corporate taxpayers, which is an element of our overall effective tax rate. It is possible that the FERC will provide updated implementation guidance in the future, including an updated default income tax rate for non-corporate taxpayers. We estimate that a decline of one percentage point in our assumed overall effective tax rate would increase our regulatory liabilities by approximately $13 million.

•
We made assumptions regarding the allocation of our taxable income between corporate and non-corporate taxpayers. This allocation is subject to annual variation that could impact the weighted average federal tax component of the overall income tax allowance rate.

•
We made assumptions regarding the allocation of our taxable income among the states in which we conduct business. This allocation is subject to annual variation that could impact the weighted average state tax component of the overall income tax allowance rate. It is possible that certain states may change their income tax laws and/or rates in the future in response to Tax Reform.

The use of alternative judgments and assumptions could result in the recognition of a different regulatory liability and associated charges in the financial statements.
Our regulatory assets associated with the effects of deferred taxes on equity funds used during construction were also impacted by Tax Reform and were reduced by $5.7 million in December 2017 through a charge to Miscellaneous other (income) expenses, net below Operating income.
A summary of regulatory assets and liabilities is included in Note 9 of Notes to Financial Statements.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2017 and 2016. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues decreased $0.6 million in 2017 as compared with 2016. This decrease is primarily associated with one less billable day of business in 2017, due to the 2016 leap year. Transportation service accounted for 97 percent and gas storage service accounted for 3 percent of our operating revenues for both 2017 and 2016.
Total operating expenses increased $209.4 million, or 82 percent, in 2017 as compared with 2016, due mainly to a $206.5 million regulatory charge associated with establishing a regulatory liability resulting from Tax Reform, a settlement charge from a pension early payout of $4.1 million, lower labor costs capitalized to projects of $2.5 million and increased charges for corporate administrative services of $2.2 million; partially offset by lower labor-related costs resulting from our workforce reductions that occurred in the first quarter 2016 of $3.0 million, a decrease in pipeline maintenance costs of $1.8 million which included a reduction in contractual, outside services and charges from affiliates and $1.6 million lower environmental expense.
Interest expense decreased $6.1 million, or 16 percent, in 2017 as compared with 2016 as a result of the retirement of our $175.0 million 7 percent senior unsecured notes that matured on June 15, 2016 and the retirement of the $185 million 5.95 percent notes in April 2017, partially offset by the interest expense recorded on the $250 million 4 percent senior unsecured notes issued on April 3, 2017.
Other income and expenses had an unfavorable change of $4.5 million in 2017 compared to 2016 primarily as a result of a regulatory charge as a result of Tax Reform reflecting a decrease in the regulatory asset associated with deferred taxes on equity AFUDC for periods when we were organized as a taxable entity.
The decrease in our net income is primarily due to the factors noted above.

Rate Case Settlement Filing
On January 23, 2017, we filed for FERC approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates became effective January 1, 2018, with Phase 2 rates becoming effective October 1, 2018. The annual cost of service does not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts that will now become Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file new rates to be effective after October 1, 2018, and that a general rate case filing must be made for rates to become effective no later than January 1, 2023. The Settlement is not expected to materially affect our trend of earnings.
Tax Reform Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduces the corporate federal income tax rates. As part of our 2017 Settlement, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. As a result of Tax Reform, a regulatory liability of $23.6 million will be recorded annually for the period beginning January 1, 2018, and continuing through the time that our current rates remain effective. This liability will be amortized back to our customers over a five-year period, coincidental with the next rate case going into effect.
Further, as a result of the decreased federal income tax rates, deferrals for timing differences related to accelerated tax deductions recorded on our books were reflected at the previous statutory tax rates and will need to be reduced to the new statutory tax rates. We recorded a regulatory liability for this difference. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing services.
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
We are a participant in WPZ’s cash management program, and we make advances to and receive advances from WPZ. At December 31, 2017, our advances to WPZ totaled approximately $137.7 million. These advances are represented by demand notes.
Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 4. Debt, Financing Arrangements, and Leases – Credit Facility and Note 7. Transactions with Major Customers and Affiliates – Related Party Transactions.”

Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2018 capital expenditures will be approximately $82 million. Of this total, approximately $24 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In 2018, we expect to fund our capital expenditures with cash from operations.
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
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature as shown on the following table (in thousands of dollars):

December 31, 2017
Fixed rates on long-term debt:
6.05% senior unsecured notes due 2018	$250,000
7.125% unsecured debentures due 2025	85,000
4.0% unsecured debentures due 2027	250,000
585,000
Unamortized debt issuance costs	(2,415)
Unamortized debt discount	(963)
Total long-term debt, including current portion	$581,622
Our total long-term debt at December 31, 2017 had a carrying value of $581.6 million and a fair market value of $608.8 million. As of December 31, 2017, the weighted-average interest rate on our long-term debt was 5.33 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Management Committee and Member of Northwest Pipeline LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Northwest Pipeline LLC (the Company) as of December 31, 2017 and 2016, the related statements of comprehensive income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986.
Houston, Texas
February 22, 2018

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$473,406	$474,029	$472,994
OPERATING EXPENSES:
General and administrative	54,512	52,343	57,105
Operation and maintenance	78,085	79,514	73,128
Depreciation and amortization	102,084	101,672	100,554
Regulatory debits	4,857	3,510	2,550
Taxes, other than income taxes	17,889	17,835	17,151
Regulatory charge resulting from Tax Reform (Note 1)	206,547	—	—
Other expenses, net	195	—	—
Total operating expenses	464,169	254,874	250,488
OPERATING INCOME	9,237	219,155	222,506
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	33,015	39,164	46,024
Allowance for equity and borrowed funds used during construction	(1,444)	(1,371)	(1,619)
Miscellaneous other (income) expenses, net	5,500	907	(595)
Total other (income) and other expenses	37,071	38,700	43,810
NET INCOME (LOSS)	(27,834)	180,455	178,696
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	—	(28)	(62)
COMPREHENSIVE INCOME (LOSS)	$(27,834)	$180,427	$178,634

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	38,884	42,702
Affiliated companies	1,921	1,321
Advances to affiliate	137,666	45,137
Other	2,618	598
Materials and supplies	10,084	10,106
Exchange gas due from others	2,720	3,869
Prepayments and other	6,423	5,740
Total current assets	200,316	109,473
PROPERTY, PLANT AND EQUIPMENT, at cost	3,396,776	3,319,516
Less-Accumulated depreciation	1,508,245	1,424,855
Total property, plant and equipment, net	1,888,531	1,894,661
OTHER ASSETS:
Deferred charges	934	2,122
Regulatory assets	22,747	34,900
Total other assets	23,681	37,022
Total assets	$2,112,528	$2,041,156

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2017	December 31, 2016
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$11,053	$11,243
Affiliated companies	11,298	7,293
Accrued liabilities:
Taxes, other than income taxes	11,617	11,435
Interest	3,677	3,501
Exchange gas due to others	4,500	4,169
Exchange gas offset	1,499	1,428
Customer advances	2,092	1,893
Other	6,655	5,224
Long-term debt due within one year	249,874	184,924
Total current liabilities	302,265	231,110
LONG-TERM DEBT	331,748	334,236
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	67,100	60,762
Regulatory liabilities	246,504	30,717
Other	1,730	7,316
Total other noncurrent liabilities	315,334	98,795
CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)
MEMBER'S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	89,289	303,123
Total member’s equity	1,163,181	1,377,015
Total liabilities and member’s equity	$2,112,528	$2,041,156

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2017	2016	2015
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	303,123	296,668	285,972
Net income (loss)	(27,834)	180,455	178,696
Cash distributions to parent	(186,000)	(174,000)	(168,000)
Balance at end of period	89,289	303,123	296,668
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS):
Balance at beginning of period	—	28	90
Cash flow hedges:
Reclassification of unrecognized gain into earnings	—	(28)	(62)
Balance at end of period	—	—	28
Total member’s equity	$1,163,181	$1,377,015	$1,370,588

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (Loss)	$(27,834)	$180,455	$178,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	102,084	101,672	100,554
Regulatory debits	4,857	3,510	2,550
Regulatory charge resulting from Tax Reform (Note 1)	206,547	—	—
Amortization of deferred charges and credits	2,687	898	762
Allowance for equity funds used during construction	(1,104)	(953)	(1,099)
Changes in current assets and liabilities:
Trade and other accounts receivable	1,798	845	(137)
Affiliated receivables	(600)	120	598
Exchange gas due from others	1,149	(1,617)	7,349
Materials and supplies	22	77	(117)
Other current assets	(687)	424	(1,283)
Trade accounts payable	271	(1,560)	158
Affiliated payables	4,005	(4,666)	(1,184)
Exchange gas due to others	(1,149)	1,617	(8,095)
Other accrued liabilities	1,856	(2,089)	5,410
Changes in noncurrent assets and liabilities:
Deferred charges	4,340	(7,275)	(2,633)
Regulatory liabilities	3,503	3,785	3,427
Noncurrent liabilities	(3,620)	9,025	5,737
Net cash provided by operating activities	298,125	284,268	290,693
FINANCING ACTIVITIES:
Proceeds from long-term debt	249,102	—	—
Payments for debt issuance costs	(2,207)	—	—
Retirement of long-term debt	(185,000)	(175,000)	—
Cash distributions to parent	(186,000)	(174,000)	(168,000)
Net cash used in financing activities	(124,105)	(349,000)	(168,000)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(81,217)	(80,383)	(86,289)
Contributions and advances for construction costs	872	1,308	1,499
Disposal of property, plant and equipment, net	(1,146)	(1,280)	(1,075)
Advances to affiliates, net	(92,529)	126,730	(36,813)
Proceeds from insurance	—	18,188	—
Net cash provided by (used in) investing activities	(174,020)	64,563	(122,678)
NET (DECREASE) INCREASE IN CASH	—	(169)	15
CASH AT BEGINNING OF PERIOD	—	169	154
CASH AT END OF PERIOD	$—	$—	$169
____________________________________
* Increases to property, plant and equipment	$(80,355)	$(72,432)	$(73,931)
Changes in related accounts receivable, accounts payable, and accrued liabilities	(862)	(7,951)	(12,358)
Capital expenditures, net of equity AFUDC	$(81,217)	$(80,383)	$(86,289)

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

In December 2017, the Tax Cuts and Jobs Act was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent (Tax Reform). In accordance with ASC 980-740-25-2, we have recognized a regulatory liability to reflect the probable return to customers through future rates of the future decrease in income taxes payable associated with Tax Reform. This liability was recorded in December 2017 through a regulatory charge to operating income of $206.5 million. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.

Our regulatory assets associated with the effects of deferred taxes on equity funds used during construction were also impacted by Tax Reform and were reduced by $5.7 million in December 2017 through a charge to Miscellaneous other (income) expenses, net below Operating income. (See Note 9 for further discussion.)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) litigation-related contingencies; 2) environmental remediation obligations; 3) impairment assessments of long-lived assets; 4) depreciation; and 5) asset retirement obligations 6) regulatory deferred tax.

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
As a result of the ratemaking process, certain revenues collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel and other risks. At December 31, 2017, we had no such rate refund liabilities.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2017, 2016, and 2015 are as follows:

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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

We recorded regulatory debits totaling $4.9 million in 2017, $3.5 million in 2016, and $2.6 million in 2015 in the accompanying Statement of Comprehensive Income. These debits relate primarily to the levelized depreciation adjustment for the Evergreen Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2017 and 2016 were $82.2 million and $78.5 million, respectively. The regulatory asset is expected to be fully recovered through the net negative salvage component of depreciation included in our rates; as such, the negative salvage component of accumulated depreciation ($82.2 million and $78.5 million at December 31, 2017 and 2016, respectively) has been reclassified and netted against the amount of the ARO regulatory asset.
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.3 million for 2017, $0.4 million for 2016, and $0.5 million for 2015. The allowance for equity funds was $1.1 million, $1.0 million, and $1.1 million for 2017, 2016, and 2015, respectively. Both are reflected in Other (Income) and Other Expenses.
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
Materials and Supplies Inventory
All inventories are stated at lower of cost or net realizable value. We determine the cost of the inventories using the average cost method.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

We perform an annual review of materials and supplies inventories, including an analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2017 and 2016.
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
Interest Payments
Cash payments for interest, net of interest capitalized, were $31.9 million in 2017, $38.5 million in 2016, and $45.3 million in 2015.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to current lease accounting, and causes lessees to recognize leases on the balance sheet as a lease liability

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures will also be required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease and permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in Topic 840 “Leases”. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 currently requires a modified retrospective transition for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.
In January 2018, the FASB proposed an accounting standard update titled “Leases (Topic 842): Targeted Improvements”, which is an update to ASU 2016-02 allowing entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. We expect to adopt ASU 2016-02 effective January 1, 2019. We are in the process of reviewing contracts to identify leases based on the modified definition of a lease, implementing a financial lease accounting system, and evaluating internal control changes to support management in the accounting for and disclosure of leasing activities. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes relate to the recognition of a lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases. We are also evaluating ASU 2016-02’s currently available and proposed practical expedients on adoption.
In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We are adopting ASC 606 utilizing the modified retrospective transition approach, effective January 1, 2018. We do not anticipate any cumulative effect adjustment to retained earnings upon initially applying the new standard for periods prior to January 1, 2018.
We are in the final stages of evaluating the impact ASC 606 will have on our financial statements. For each revenue contract type, we have conducted a formal contract review process to evaluate the impact of ASC 606. We have substantially completed our evaluation. We continue to evaluate and develop disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Financial systems and internal controls necessary for adoption have been implemented effective as of January 1, 2018. We do not expect ASC 606 to have a material impact on the timing of our revenue recognition.

2. RATE AND REGULATORY MATTERS
Rates
Our rates became effective January 1, 2018, and are expected to remain in effect for 5 years.
Rate Case Settlement Filing
On January 23, 2017, we filed for FERC approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates became effective January 1, 2018, with the Phase 2 rates becoming effective October 1, 2018. The annual cost of service does not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts that will now become Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file a general rate case to place new rates into effect after October 1, 2018, and that a general rate case must be filed for new rates to become effective no later than January 1, 2023.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Tax Reform Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduces the corporate federal income tax rates. As part of our 2017 Settlement, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. As a result of Tax Reform, a regulatory liability of $23.6 million will be recorded annually for the period beginning January 1, 2018, and continuing through the time that our current rates remain effective. This liability will be amortized back to our customers over a five-year period, coincidental with the next rate case going into effect.
Further, as a result of the decreased federal income tax rates, deferrals for timing differences related to accelerated tax deductions recorded on our books were reflected at the previous statutory tax rates and will need to be reduced to the new statutory tax rates. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including the other costs of providing services. We recorded a regulatory liability for this difference.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2017, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at two of these compressor stations. Remediation has been completed at eleven of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $3.0 million, measured on an undiscounted basis, and are expected to be incurred through 2022. At December 31, 2017 we had accrued liabilities totaling approximately $3.0 million, $1.3 million in current liabilities and $1.7 million in other noncurrent liabilities and at December 31, 2016 approximately $4.4 million, $1.3 million in current liabilities and $3.1 million in other noncurrent liabilities for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a stricter standard of 70 parts per billion. We are monitoring the rule’s implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment - net in the Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.

NORTHWEST PIPELINE LLC
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

4. DEBT, FINANCING ARRANGEMENTS, AND LEASES
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

	December 31,
	2017	2016
	(Thousands of Dollars)
5.95% senior unsecured notes due 2017	$—	$185,000
6.05% senior unsecured notes due 2018	250,000	250,000
7.125% unsecured debentures due 2025	85,000	85,000
4.0% unsecured debentures due 2027	250,000	—
Debt issuance costs	(2,415)	(624)
Unamortized debt discount	(963)	(216)
Total long-term debt, including current portion	$581,622	$519,160
Long-term debt due within one year	249,874	184,924
Total long-term debt less current portion	$331,748	$334,236
As of December 31, 2017, cumulative maturities of outstanding long-term debt (at face value) for the next five years are as follows:

(Thousands of Dollars)
2018: 6.05% senior unsecured notes	$250,000
Total	$250,000
There are no maturities applicable to long-term debt outstanding for the years 2019, 2020, 2021 and 2022.
No property is pledged as collateral under any of our long-term debt.
The long-term debt due within one year at December 31, 2017 is associated with our $250 million 6.05% senior unsecured notes that mature on June 15, 2018. We intend to repay this maturing note by accessing available capacity under our revolving credit facility, advances from our parent, or issuing new long-term debt. The long-term debt due within one year at December 31, 2016 is associated with our $185 million 5.95% senior unsecured notes that matured on April 15, 2017.
Restrictive Debt Covenants
At December 31, 2017, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Issuance and Retirement of Long-Term Debt
On April 3, 2017, we issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to retire $185 million of 5.95 percent senior unsecured notes that matured on April 15, 2017, and for general corporate purposes. As part of the issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. Under the terms of the agreement, we were obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. We have filed the registration statement, which became effective in January 2018. The exchange offer is expected to be completed in the first quarter of 2018.
Credit Facility
On February 2, 2015, we, along with WPZ, Transco, the lenders named therein, and an administrative agent entered into the Second Amended & Restated Credit Agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. In November 2017, the maturity date of the facility was extended to February 2, 2021. However, the co-borrowers may request an additional extension of the maturity date for a one year period to allow a maturity date as late as February 2, 2022, under certain circumstances. The agreement allows for swing line loans up to an aggregate amount of $150 million, subject to available capacity under the credit facility, and letters of credit commitments available to WPZ of $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2017, no letters of credit have been issued and no loans to WPZ were outstanding under the credit facility.
Measured as of December 31, 2017, we are in compliance with our financial covenant under the credit facility.
Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, enter into certain restrictive agreements, and allow any material change in the nature of its business.
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility agreement and exercise other rights and remedies.
Other than swing line loans, each time funds are borrowed, the borrower must choose whether such borrowing will be an alternate base rate borrowing or a Eurodollar borrowing. If such borrowing is an alternate base rate borrowing, interest is calculated on the basis of the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus one half of 1 percent, and (c) a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus 1 percent, plus, in the case of each of (a), (b), and (c), an applicable margin. If the borrowing is a Eurodollar borrowing, interest is calculated on the basis of LIBOR for the relevant period plus an applicable margin. Interest on swing line loans is calculated as the sum of the alternate base rate plus an applicable margin. The borrower is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $3 billion of unsecured commercial paper notes. At December 31, 2017, WPZ had no outstanding commercial paper.
Lease Obligations
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

(Thousands of Dollars)
2018	$2,761
2019	2,787
Total	$5,548
Operating lease rental expense, net of sublease revenues, amounted to $3.5 million, $2.7 million, and $2.7 million for 2017, 2016, and 2015, respectively.

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
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension cost charged to us by Williams was $5.2 million in 2017, $2.3 million in 2016, and $4.4 million in 2015. Included in our 2017 pension costs is a $3.0 million settlement charge. This amount reflects the portion of Williams’ settlement charge directly charged to us which was required as a result of lump-sum benefit payments made under Williams’ 2017 program to pay out certain deferred vested pension benefits, as well as lump-sum benefit payments made throughout 2017. In addition, we were charged $1.1 million of allocated corporate expenses also associated with the settlement charge.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 are eligible for subsidized retiree health care benefits. During 2017, 2016, and 2015, we received credits from Williams related to retiree health care and life insurance benefits of $3.5 million, $3.8 million and $3.4 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any difference between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2017 and 2016 are $34.1 million and $30.6 million, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $2.1 million in 2017, $2.2 million in 2016, and $2.2 million in 2015 for Williams’ company matching contributions to this plan.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Total stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $1.4 million and $1.5 million, respectively, excluding amounts allocated from WPZ and Williams.

6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value, because of the short-term nature of these instruments.
Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $581.6 million and $608.8 million, respectively, at December 31, 2017, and $519.2 million and $546.8 million, respectively, at December 31, 2016.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Concentration of Off-Balance-Sheet and Other Credit Risk
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2017	2016	2015
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$120,226	$120,351	$118,384
Northwest Natural Gas Company	51,743	49,895	50,857
Cascade Natural Gas Corporation	48,071	47,951	48,363
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
We are a participant in WPZ’s cash management program. At December 31, 2017 and 2016, the advances due to us by WPZ totaled approximately $137.7 million and $45.1 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to Affiliates in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was approximately 1.16 percent at December 31, 2017. The interest income from these advances was minimal during the years ended December 31, 2017, 2016, and 2015. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $96.5 million, $92.8 million, and $100.4 million in the years ended December 31, 2017, 2016, and 2015, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income. The

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

amount billed to us during 2016 includes $2.4 million for severance and other related costs associated with a reduction in workforce primarily recognized in the first quarter.
During 2017, 2016, and 2015, we declared and paid cash distributions to our parent of $186.0 million, $174.0 million, and $168.0 million, respectively. During January 2018, we declared and paid cash distributions of $34.0 million to our parent.

8. ASSET RETIREMENT OBLIGATIONS
Our accrued asset retirement obligations relate to our gas storage and transmission facilities. At the end of the useful life of our facilities, we are legally obligated to remove or plug and abandon certain transmission facilities including underground pipelines, major river spans, compressor stations and meter station facilities. These obligations also include restoration of the property sites after removal of the facilities from above and below the ground.
During 2017 and 2016, our overall asset retirement obligation changed as follows (in thousands):

	2017	2016
Beginning balance	$60,762	$82,454
Accretion	3,968	7,470
New obligations	149	150
Changes in estimates of existing obligations (1)	2,510	(29,312)
Property dispositions/obligations settled	(289)	—
Ending balance	$67,100	$60,762

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal cost, the estimated remaining life of assets, and discount rates. The increase in 2017 is primarily attributed to an increase in the inflation rate and a decrease in the estimated useful life of the assets. The decrease in 2016 is primarily attributed to decreases in current estimates for removal costs and inflation rate and an increase in the estimated life of the assets.

9. REGULATORY ASSETS AND LIABILITIES
Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our Balance Sheet. Current regulatory assets are included in Exchange gas offset and Prepayments and other. Current regulatory liabilities are included in Exchange gas offset. These balances are presented on our Balance Sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2017 and 2016:

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

	2017	2016
	(Thousands of Dollars)
Current regulatory assets:
Levelized depreciation	$4,707	$3,864
Total current regulatory assets	4,707	3,864
Noncurrent regulatory assets:
Grossed-up deferred taxes on equity funds used during construction	6,598	13,051
Levelized depreciation	16,149	21,849
Total noncurrent regulatory assets	22,747	34,900
Total regulatory assets	$27,454	$38,764
Current regulatory liabilities:
Fuel recovery	$1,539	$1,466
Noncurrent regulatory liabilities:
Postretirement benefits	34,089	30,587
Deferred taxes-liability	206,547	—
Asset retirement obligations, net	5,868	130
Total noncurrent regulatory liabilities	246,504	30,717
Total regulatory liabilities	$248,043	$32,183

The significant regulatory assets and liabilities include:
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
Asset Retirement Obligations, net This regulatory liability balance reflects the amount that we have recovered in our rates related to our future retirement costs offset by depreciation of the ARO asset and changes in the ARO liability due to the passage of time. ARO’s are expected to be fully recovered through the net negative salvage component of depreciation included in our rates. (See Note 8 for further discussion)
Deferred Taxes-Liability Regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers will be subject to future discussions and negotiations with our customers in our next rate case.(See Note 1). In addition to this amount, as part of our 2017 rate case settlement, which became effective January 1, 2018, we agreed with our customers that if federal income tax rates changed due to subsequent legislation, such as the recently enacted Tax Reform, we would record a regulatory liability. As a result of Tax Reform, the regulatory liability will be $23.6 million annually for the period beginning January 1, 2018 and continuing through the time that our current rates remain effective.
Fuel Recovery These amounts reflect the value of the cumulative volumetric difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base, but are expected to be recovered or refunded by changing the fuel reimbursement factor in subsequent fuel filings.
Postretirement Benefits We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates. (See Note 5)

NORTHWEST PIPELINE LLC
QUARTERLY FINANCIAL DATA
(Unaudited)
The following is a summary of unaudited quarterly financial data for 2017 and 2016:

	Quarter of 2017
	First	Second	Third	Fourth (1)
	(Thousands of Dollars)
Operating revenues	$120,500	$115,094	$116,188	$121,624
Operating income (loss)	59,478	51,816	51,584	(153,641)
Net income (loss)	51,149	43,632	44,062	(166,677)

	Quarter of 2016
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$120,448	$115,569	$116,897	$121,115
Operating income	58,853	50,703	53,356	56,243
Net income	47,121	39,962	45,258	48,114

(1)
Includes $206.5 million regulatory charge resulting from Tax Reform. Includes $4.1 million increase to operating expenses for a Pension Plan Settlement adjustment. Includes $5.7 million unfavorable change to other (income) and deductions, net for a reduction in the tax gross-up on equity AFUDC due to the tax rate change.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President — West and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2017	2016
	(Thousands of Dollars)
Audit fees	$700	$637
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$700	$637
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultations.
As a wholly-owned subsidiary of WPZ, we do not have a separate audit committee. The policies and procedures for pre-approving audit and non-audit services of the Audit Committee of the Board of Directors of WPZ’s general partner have been set forth in WPZ’s 2017 annual report on Form 10-K, which is available on the SEC’s website at http://www.sec.gov and at http://investor.williams.com.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference to 2017 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016, and 2015	23

Balance Sheet at December 31, 2017 and 2016	24

Statement of Member’s Equity for the Years Ended December 31, 2017, 2016, and 2015	26

Statement of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015	27

Notes to Financial Statements	28

Not covered by reports of independent auditors:

Quarterly Financial Data (Unaudited)	41
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3 and b. Exhibits:

Exhibit	Description

2	Certificate of Conversion of Northwest Pipeline GP (filed on July 3, 2013 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.1	Certificate of Formation of Northwest Pipeline LLC (filed on July 3, 2013 as Exhibit 2.2 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.2	Operating Agreement of Northwest Pipeline LLC (filed on July 3, 2013 as Exhibit 3.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

4.1
Senior Indenture, dated as of November 30, 1995 between Northwest Pipeline Corporation and Chemical Bank, relating to Northwest Pipeline’s 7.125% Debentures due 2025 (filed on September 14, 1995 as Exhibit 4.1 to our registration statement on Form S-3 (File No. 033-62639) and incorporated herein by reference).

4.2
Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as trustee, relating to $250 million aggregate principal amount of 6.05% Senior Notes due 2018 (filed on May 23, 2008 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

4.3
Indenture, dated as of April 3, 2017, between Northwest Pipeline LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on April 3, 2017 as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

10.1
Administrative Services Agreement, dated January 24, 2008, between Northwest Pipeline GP and Northwest Pipeline Services LLC (filed on January 30, 2008 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

10.2
Assignment Agreement dated February 13, 2013, by and between Northwest Pipeline Services LLC and Williams WPC-I, LLC, effective January 1, 2013 (filed on February 3, 2015 as Exhibit 10(b) to our annual report on Form 10-K (File No. 001-07414) and incorporated herein by reference).

10.3
Second Amended and Restated Credit Agreement, dated as of February 2, 2015, between Williams Partners L.P. (formerly known as Access Midstream Partners, L.P.), Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A., as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

10.5
Amendment No. 2 and Extension Agreement, dated as of November 17, 2017, by and among Williams Partners L.P., Northwest Pipeline LLC, Transcontinental Gas Pipe Line Company, LLC, the lenders party thereto and Citibank, N.A. (filed on November 22, 2017 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

10.6
Registration Rights Agreement, dated April 3, 2017, between Northwest Pipeline LLC and the initial purchasers listed therein (filed on April 3, 2017 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

23.1*	Consent of Ernst & Young LLP.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

Item 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

By	/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Walter J. Bennett	Senior Vice President and Management Committee Member (Principal Executive Officer)
Walter J. Bennett

/s/ Ted T. Timmermans	Vice President, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)
Ted T. Timmermans

Date: February 22, 2018