Form 10-Q
period 2018-03-31
NORTHWEST PIPELINE LLC
filed 2018-05-03
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	The impact of operational and developmental hazards, unforeseen interruptions, and the availability of adequate insurance coverage;

•
The impact of existing and future laws (including, but not limited to, the Tax Cuts and Job Acts of 2017), regulations (including, but not limited to, the FERC’s “Revised Policy Statement on Treatment of Income Taxes” in Docket No. PL17-1-000), the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2018 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2018	2017
OPERATING REVENUES:
Natural gas transportation	$108,865	$117,333
Natural gas storage	3,045	3,152
Other	16	15
Total operating revenue	111,926	120,500
OPERATING EXPENSES:
General and administrative	12,733	14,081
Operation and maintenance	15,168	15,452
Depreciation	26,329	25,461
Regulatory debits	939	1,247
Taxes, other than income taxes	4,661	4,781
Regulatory charge resulting from tax rate change (Note 3)	5,814	—
Other expenses, net	315	—
Total operating expenses	65,959	61,022

OPERATING INCOME	45,967	59,478

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	8,064	8,362
Allowance for equity and borrowed funds used during construction (AFUDC)	(411)	(150)
Miscellaneous other (income) expenses, net	(481)	117
Total other (income) and other expenses	7,172	8,329

NET INCOME	38,795	51,149

CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	—	—
COMPREHENSIVE INCOME	$38,795	$51,149
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	39,272	38,884
Affiliated companies	2,048	1,921
Advances to affiliate	167,486	137,666
Other	1,195	2,618
Materials and supplies	10,101	10,084
Exchange gas due from others	2,512	2,720
Prepayments and other	4,882	6,423
Total current assets	227,496	200,316

PROPERTY, PLANT AND EQUIPMENT, at cost	3,404,327	3,396,776
Less-Accumulated depreciation and amortization	1,531,439	1,508,245
Total property, plant and equipment, net	1,872,888	1,888,531

OTHER ASSETS:
Deferred charges	832	934
Regulatory assets	22,604	22,747
Total other assets	23,436	23,681

Total assets	$2,123,820	$2,112,528
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$7,583	$11,053
Affiliated companies	5,665	11,298
Accrued liabilities:
Taxes, other than income taxes	15,199	11,617
Interest	11,472	3,677
Exchange gas due to others	2,793	4,500
Exchange gas offset	1,370	1,499
Customer advances	2,552	2,092
Other	3,379	6,655
Long-term debt due within one year	249,943	249,874
Total current liabilities	299,956	302,265

LONG-TERM DEBT	331,708	331,748

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	68,223	67,100
Regulatory liabilities	254,273	246,504
Other	1,684	1,730
Total other noncurrent liabilities	324,180	315,334

CONTINGENT LIABILITIES AND COMMITMENTS (Note 4)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	94,084	89,289
Total member’s equity	1,167,976	1,163,181

Total liabilities and member’s equity	$2,123,820	$2,112,528
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$38,795	$51,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	26,329	25,461
Regulatory debits	939	1,247
Amortization of deferred charges and credits	261	173
Allowance for equity funds used during construction	(317)	(110)
Changes in current assets and liabilities:
Trade and other accounts receivable	1,035	150
Affiliated receivables	(127)	(215)
Exchange gas due from others	208	1,574
Materials and supplies	(17)	(31)
Other current assets	1,542	(277)
Trade accounts payable	(2,242)	(2,949)
Affiliated payables	(5,633)	(2,366)
Exchange gas due to others	(208)	(1,573)
Other accrued liabilities	9,062	11,196
Changes in noncurrent assets and liabilities:
Deferred charges	(1,811)	820
Noncurrent liabilities	7,343	2,554
Net cash provided by operating activities	75,159	86,803

Cash flows from financing activities:
Payments for debt issuance costs	(116)	—
Cash distributions to parent	(34,000)	(50,000)
Net cash used in financing activities	(34,116)	(50,000)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(11,940)	(12,389)
Contributions and advances for construction costs	1,097	(417)
Disposal of property, plant and equipment, net	(380)	50
Advances to affiliates, net	(29,820)	(24,047)
Net cash used in investing activities	(41,043)	(36,803)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment	$(9,108)	$(14,768)
Changes in related accounts payable and accrued liabilities	(2,832)	2,379
Capital expenditures, net of equity AFUDC	$(11,940)	$(12,389)
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

1. BASIS OF PRESENTATION
Northwest Pipeline LLC (Northwest) is indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which is consolidated by The Williams Companies, Inc. (Williams). At March 31, 2018, Williams owned an approximate 74 percent limited partner interest in WPZ.
In this report, Northwest is at times referred to in the first person as “we,” “us,” or “our.”
General
The accompanying unaudited interim financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The unaudited interim financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto in our 2017 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Standards Issued and Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017.
We adopted the provisions of ASC 606 effective January 1, 2018, utilizing the modified retrospective transition method for all contracts with customers, which included applying the provisions of ASC 606 beginning January 1, 2018, to all contracts not completed as of that date. There was no cumulative effect adjustment to retained earnings upon initially applying ASC 606 for periods prior to January 1, 2018.
For each revenue contract type, we conducted a formal contract review process to evaluate the impact of ASC 606. As a result of the adoption of ASC 606, there are no changes to the timing of our revenue recognition or differences in the presentation in our condensed consolidated financial statements from those under the previous revenue standard. (See Note 2.)
Accounting Standards Issued But Not Yet Adopted
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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease accounting, and causes lessees to recognize leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures will also be required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01) Per ASU 2018-01, land easements and right-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease and permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in ASC Topic 840 “Leases”. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 currently requires a modified retrospective transition for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.
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
We are in the process of reviewing contracts to identify leases based on the modified definition of a lease, implementing a financial lease accounting system, and evaluating internal control changes to support management in the accounting for and disclosure of leasing activities. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases. We are also evaluating ASU 2016-02's currently available and proposed practical expedients on adoption.

2. REVENUE RECOGNITION
Our customers are comprised of public utilities, municipalities, gas marketers and producers, direct industrial users, and electrical generators.
A performance obligation is a promise in a contract to transfer a distinct good or service (or integrated package of goods or services) to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue, when, or as, the performance obligation is satisfied. A performance obligation is distinct if the service is separately identifiable from other items in the integrated package of products or services and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Service revenue contracts contain a series of distinct services, with the majority of our contracts having a single performance obligation that is satisfied over time as the customer simultaneously receives and consumes the benefits provided by our performance.
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. As a rate-regulated entity applying ASC 980 "Regulated Operations" (Topic 980), we follow Federal Energy Regulatory Commission (FERC) guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, the construction activities do not represent an ongoing major and central operation of our gas pipelines business and are not within the scope of ASC 606. Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed assets.
Service Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Firm transportation and storage agreements provide for a reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas scheduled, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended beyond the specified contract term and until terminated generally by either us or the customer, but in certain cases unilaterally by the customer, with advance notice of termination ranging from one to five years. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one month periods or less. Our performance obligations include the following:

•
Guaranteed transportation or storage under firm transportation and storage contracts - an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;

•
Interruptible transportation and storage under interruptible transportation and storage contracts - an integrated package of services typically constituting a single performance obligation, which includes receiving, transporting or storing (as applicable), and redelivering commodities upon nomination by the customer.

In situations where we consider the integrated package of services a single performance obligation, which represents a majority of our contracts with customers, we do not consider there to be multiple performance obligations because the nature of the overall promise in the contract is to stand ready (with regard to firm transportation and storage contracts), receive, transport or store, and redeliver natural gas to the customer; therefore, revenue is recognized at the completion of the integrated package of services and represents a single performance obligation.
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawn from the storage facility because they specifically relate to our efforts to transfer these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks.
In the course of providing transportation services to customers, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers. The resulting imbalances are typically settled through the receipt or delivery of gas in the future. Customer imbalances to be repaid or recovered in-kind are recorded as Exchange gas due from others or Exchange gas due to others in our Balance Sheet. The difference between exchange gas due to us from customers and the exchange gas that we owe to customers is included in the Exchange gas offset in our Balance Sheet. These imbalances are valued at the average of the spot market rates at the Canadian border and the Rocky Mountain market as published in the SNL Financial "Bidweek Index - Spot Rates." Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.
Revenue by Category
Our revenue disaggregation by major service line includes natural gas transportation, natural gas storage, and other, which are separately presented on the Statement of Comprehensive Income.
We do not have any contract assets or material contract liabilities.
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2018. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below reflect the rates from such services, which are subject to the periodic review and approval by the FERC, for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes the variable consideration component for commodity charges and consideration received prior to March 31, 2018, that will be recognized in future periods. As noted above, certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2018 (remainder)	$321,039
2019	422,432
2020	395,678
2021	374,003
2022	367,421
2023	316,348
Thereafter	1,758,779
Total	$3,955,700
Accounts Receivable
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customers' financial condition and require collateral from our customers, if necessary. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables.
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers comprise the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.

3. RATE AND REGULATORY MATTERS
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
Tax Reform
Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduces the corporate federal income tax rates. As part of our Settlement discussed above, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. Therefore, we have established a regulatory liability of $5.8 million as of March 31, 2018, included within Regulatory Liabilities in our Balance Sheet. This liability will be amortized over a five-year period, coincidental with the next rate case going into effect.

Recent FERC Developments
On March 15, 2018, the FERC issued a policy statement regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. The FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. The FERC also issued a Notice of Proposed Rulemaking proposing a process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and this policy statement. Furthermore, the FERC issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.

4. CONTINGENT LIABILITIES AND COMMITMENTS
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2018, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at two of these compressor stations. Remediation has been completed at eleven of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $3.0 million, measured on an undiscounted basis, and are expected to be incurred through 2020. At March 31, 2018 and December 31, 2017, we had approximately $3.0 million accrued for these costs, $1.3 million recorded in Accrued liabilities-Other and $1.7 million in Other noncurrent liabilities-Other in both periods in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a stricter standard of 70 parts per billion. We are monitoring the rule’s implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Total property, plant and equipment, net in the Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
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

5. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2018, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At March 31, 2018, WPZ had no commercial paper outstanding under the commercial paper program.
Issuance and Retirement of Long-Term Debt
On April 3, 2017, we issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to retire $185 million of 5.95 percent senior unsecured notes that matured on April 15, 2017, and for general corporate purposes. As part of the issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. Under the terms of the agreement, we were obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. We have filed the registration statement, which became effective in January 2018. The exchange offer was completed on March 1, 2018.
Long-Term Debt due within one year
The $250 million, 6.05 percent notes due June 15, 2018, are classified as Long-term debt due within one year in the accompanying Balance Sheet as of March 31, 2018.

6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $581.7 million and $599.7 million, respectively, at March 31, 2018, and $581.6 million and $608.8 million, respectively, at December 31, 2017.

7. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At March 31, 2018 and December 31, 2017, the advances due to us by WPZ totaled approximately $167.5 million and $137.7 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was 1.54 percent at March 31, 2018. The interest income from these advances was minimal during the three months ended March 31, 2018 and March 31, 2017. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.

We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $22.1 million and $23.0 million in the three months ended March 31, 2018, and 2017, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the three months ended March 31, 2018 and 2017, we declared and paid cash distributions to our parent of $34.0 million and $50.0 million, respectively. During April 2018, we declared and paid an additional cash distribution of $53.0 million to our parent.
We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2017 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

FERC Income Tax Policy Revision
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of a income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $206.5 million as of March 31, 2018. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2018 and 2017. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues decreased $8.6 million in the first three months of 2018 as compared with the first three months of 2017 primarily due to the reduction of our rates as a result of the Settlement of our rate case Docket No. RP17-346 that became effective January 1, 2018. In the periods ended March 31, 2018 and 2017, transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues.
Operating expenses increased $4.9 million, or 8 percent, for the first three months of 2018 as compared to the same period in 2017, mostly due to a $5.8 million regulatory charge resulting from the establishing of a regulatory liability for the decrease in the federal income tax rate that was part of Tax Reform per our Settlement, partially offset by lower labor related costs of $1.3 million.
Interest expense decreased $0.3 million as a result of the difference in interest expense associated with the $185 million 5.95 percent notes retired in April 2017 as compared to the interest expense associated with the $250 million 4 percent notes issued in April 2017.
Interest income increased $0.6 million as a result of increased advances to affiliates.

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

Item 4. Controls and Procedures
Our management, including our Senior Vice President—West and our Vice President, Controller and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except that the risk factor in the Form 10-K captioned “The amount of income taxes that we will be allowed to recover will be determined by the outcome of future rate cases and any potential action taken by the FERC in response to its recent Notice of Inquiry” is replaced by the risk factor set forth below:

On March 15, 2018, the FERC issued a policy statement that reversed its 2005 income tax policy that permitted master limited partnership (MLP) interstate oil and natural gas pipelines to recover an income tax allowance in cost of service rates, which if implemented, may adversely impact our financial condition and future results of operations.

In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. On March 15, 2018, the FERC found that an impermissible double-recovery results from granting a MLP pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service and further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. The FERC also issued a Notice of Proposed Rulemaking proposing a process that will allow it to consider costs and revenues in the context of the recent reduction in the corporate income tax rate as a result of Tax Reform and the FERC’s revised policy statement regarding MLPs. Furthermore, the FERC issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, and whether other features of Tax Reform require FERC action.  Due to the foregoing, it is reasonably possible that future tariff-based rates collected by our interstate natural gas pipelines may be negatively impacted by such actions, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
Date: May 3, 2018