Form 10-Q
period 2018-06-30
NORTHWEST PIPELINE LLC
filed 2018-08-02
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words or phrases such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates' future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

•	Natural gas prices, supply, and demand; and

i

•	Demand for our services.
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

ii

For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2018 and in Part II, Item 1A. Risk Factors our Quarterly Reports on Form 10-Q.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Natural gas transportation	$105,209	$112,258	$214,074	$229,591
Natural gas storage	3,085	2,825	6,130	5,977
Other	(15)	11	1	26
Total operating revenue	108,279	115,094	220,205	235,594
OPERATING EXPENSES:
General and administrative	11,804	13,421	24,537	27,502
Operation and maintenance	18,751	19,125	33,919	34,522
Depreciation	26,481	25,313	52,809	50,829
Regulatory debits	908	1,213	1,847	2,461
Taxes, other than income taxes	4,446	4,206	9,107	8,987
Regulatory charge resulting from tax rate change	6,338	—	12,152	—
Other expenses, net	44	—	359	—
Total operating expenses	68,772	63,278	134,730	124,301

OPERATING INCOME	39,507	51,816	85,475	111,293

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,442	8,448	15,506	16,811
Allowance for equity and borrowed funds used during construction (AFUDC)	(576)	(362)	(987)	(512)
Miscellaneous other (income) expenses, net	(181)	98	(661)	213
Total other (income) and other expenses	6,685	8,184	13,858	16,512

NET INCOME	32,822	43,632	71,617	94,781

Other comprehensive income (loss)	—	—	—	—
COMPREHENSIVE INCOME	$32,822	$43,632	$71,617	$94,781
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	36,727	38,884
Affiliated companies	1,672	1,921
Advances to affiliate	—	137,666
Other	445	2,618
Materials and supplies	10,029	10,084
Exchange gas due from others	1,120	2,720
Prepayments and other	5,885	6,423
Total current assets	55,878	200,316

PROPERTY, PLANT AND EQUIPMENT, at cost	3,426,118	3,396,776
Less-Accumulated depreciation and amortization	1,554,172	1,508,245
Total property, plant and equipment, net	1,871,946	1,888,531

OTHER ASSETS:
Deferred charges	733	934
Regulatory assets	21,638	22,747
Total other assets	22,371	23,681

Total assets	$1,950,195	$2,112,528
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$15,993	$11,053
Affiliated companies	7,177	11,298
Advances from affiliate	90,069	—
Accrued liabilities:
Taxes, other than income taxes	12,886	11,617
Interest	3,005	3,677
Exchange gas due to others	3,423	4,500
Exchange gas offset	327	1,499
Customer advances	884	2,092
Other	3,229	6,655
Long-term debt due within one year	—	249,874
Total current liabilities	136,993	302,265

LONG-TERM DEBT	331,727	331,748

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	69,323	67,100
Regulatory liabilities	262,606	246,504
Other	1,749	1,730
Total other noncurrent liabilities	333,678	315,334

CONTINGENT LIABILITIES AND COMMITMENTS (Note 4)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	73,905	89,289
Total member’s equity	1,147,797	1,163,181

Total liabilities and member’s equity	$1,950,195	$2,112,528
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$71,617	$94,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	52,809	50,829
Regulatory debits	1,847	2,461
Regulatory charge resulting from tax rate change	12,152	—
Amortization of deferred charges and credits	450	683
Allowance for equity funds used during construction	(767)	(388)
Changes in current assets and liabilities:
Trade and other accounts receivable	4,330	4,533
Affiliated receivables	250	(184)
Exchange gas due from others	1,600	2,787
Materials and supplies	55	(56)
Other current assets	538	(1,022)
Trade accounts payable	(1,307)	(962)
Affiliated payables	(4,121)	(686)
Exchange gas due to others	(1,600)	(2,787)
Other accrued liabilities	(4,197)	5,691
Changes in noncurrent assets and liabilities:
Deferred charges and regulatory assets	(2,789)	298
Noncurrent liabilities	3,325	(1,055)
Net cash provided by operating activities	134,192	154,923

Cash flows from financing activities:
Proceeds from long-term debt	—	249,102
Retirement of long-term debt	(250,000)	(185,000)
Debt issuance costs	(177)	(2,082)
Advances from affiliates, net	90,069	—
Cash distributions to parent	(87,000)	(107,000)
Net cash used in financing activities	(247,108)	(44,980)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(25,202)	(31,493)
Contributions and advances for construction costs	1,138	365
Disposal of property, plant and equipment, net	(686)	48
Advances to affiliates, net	137,666	(78,863)
Net cash provided by (used in) investing activities	112,916	(109,943)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment	$(30,806)	$(33,894)
Changes in related accounts payable and accrued liabilities	5,604	2,401
Capital expenditures, net of equity AFUDC	$(25,202)	$(31,493)
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
On May 16, 2018, WPZ entered into an agreement for a stock-for-unit transaction whereby Williams will acquire all of WPZ's publicly held outstanding common units in exchange for shares of William’s common stock (WPZ Merger). Each such common unit will be converted into the right to receive 1.494 shares of William’s common stock or 1.513 shares if the closing does not occur before the record date of William’s third quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, Williams could be required to pay WPZ a $410 million termination fee. Williams currently owns approximately 74 percent of WPZ.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to current lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures will also be required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and right-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in ASC Topic 840 “Leases”.
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements”(ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt ASU 2016-02 effective January 1, 2019.
We are in the process of finalizing our review of contracts to identify leases based on the modified definition of a lease, implementing a financial lease accounting system, and identifying changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases. We are also evaluating ASU 2016-02's available practical expedients on adoption, which we expect to elect.
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
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2018. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below reflect the rates from such services, which are subject to the periodic review and approval by the FERC, for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes the variable consideration component for commodity charges that will be recognized in future periods. As noted above, certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2018 (remainder)	$215,736
2019	426,863
2020	400,981
2021	377,760
2022	371,918
2023	326,571
Thereafter	1,772,655
Total	$3,892,484
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
Tax Reform
Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduces the corporate federal income tax rates. As part of our Settlement discussed above, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. Therefore, we have established a regulatory liability of $11.8 million as of June 30, 2018, included within Regulatory Liabilities in our Balance Sheet. This liability will be amortized over a five-year period, coincidental with the next rate case going into effect.

Recent FERC Developments
On March 15, 2018, the FERC issued a revised policy statement in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2018, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at two of these compressor stations. Remediation has been completed at eleven of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $2.9 million, measured on an undiscounted basis, and are expected to be incurred through 2022. At June 30, 2018 and December 31, 2017, we had approximately $2.9 million and $3.0 million, respectively, accrued for these costs, $1.3 million recorded in Accrued liabilities-Other in both periods and $1.6 million and $1.7 million, respectively in Other noncurrent liabilities-Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

5. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with WPZ and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit facility with aggregate commitments available of $3.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to WPZ under this credit facility is $1.125 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2018, no letters of credit have been issued and no loans were outstanding under the credit facility.
WPZ participates in a commercial paper program, and WPZ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $3 billion of unsecured commercial paper notes. At June 30, 2018, WPZ had no commercial paper outstanding under the commercial paper program.

During July 2018, in anticipation of the WPZ Merger closing, Williams entered into a new $4.5 billion unsecured revolving credit agreement (Credit Agreement) that includes us and Transco as co-borrowers. The full amount of the credit facility will be available to Williams to the extent not utilized by us or Transco. Both Transco and Northwest will have access of up to $500 million under this Credit Agreement.  The Credit Agreement will become effective upon closing of the WPZ Merger and will be initially available for five years from the Credit Agreement effective date.
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
On June 15, 2018, we repaid the $250 million, 6.05 percent senior unsecured notes that matured on that date, utilizing WPZ's cash management program by calling the advances due to us by WPZ combined with a short-term note payable to WPZ.

6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $331.7 million and $336.4 million, respectively, at June 30, 2018, and $581.6 million and $608.8 million, respectively, at December 31, 2017.

7. TRANSACTIONS WITH AFFILIATES
We are a participant in WPZ’s cash management program. At June 30, 2018, the advances due from us to WPZ totaled approximately $90.1 million and at December 31, 2017, the advances due to us by WPZ totaled approximately $137.7 million. These advances are represented by demand notes and are classified as Payables - Advances from affiliate and Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on WPZ’s excess cash at the end of each month, which was 1.80 percent at June 30, 2018. The interest income/expense from these advances was minimal during the three and six months ended June 30, 2018 and June 30, 2017. Such interest income/expense is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $23.6 million and $45.7 million in the three and six months ended June 30, 2018, respectively, and $23.2 million and $46.2 millions in the three and six months ended June 30, 2017, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the six months ended June 30, 2018 and 2017, we declared and paid cash distributions to our parent of $87.0 million and $107.0 million, respectively.
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
On May 16, 2018, WPZ entered into an agreement for a stock-for-unit transaction whereby Williams will acquire all of WPZ's publicly held outstanding common units in exchange for shares of William’s common stock (WPZ Merger). Each such common unit will be converted into the right to receive 1.494 shares of William’s common stock or 1.513 shares if the closing does not occur before the record date of William’s third quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, Williams could be required to pay WPZ a $410 million termination fee. Williams currently owns approximately 74 percent of WPZ. WPZ expects the WPZ merger will be completed during the third quarter of 2018.
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the pending WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC’s guidance on ADIT likely will be challenged by customers and state commissions, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger would have the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger will allow for the continued recovery of income tax allowances.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.

CRITICAL ACCOUNTING ESTIMATES

In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of a income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established a regulatory liability totaling $207.0 million as of June 30, 2018. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2018 and 2017. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues decreased $15.4 million in the first six months of 2018 as compared with the first six months of 2017 primarily due to the reduction of our rates as a result of the Settlement of our rate case Docket No. RP17-346 that became effective January 1, 2018. In the periods ended June 30, 2018 and 2017, transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues.
Operating expenses increased $10.4 million, or 8 percent, for the first six months of 2018 as compared to the same period in 2017, mostly due to a $11.7 million regulatory charge resulting from the establishing of a regulatory liability for the decrease in the federal income tax rate that was part of Tax Reform per our Settlement, partially offset by lower costs of $1.4 million charged from affiliates.
Interest expense decreased $1.3 million as a result of the difference in interest expense associated with the $185 million 5.95 percent notes retired in April 2017 as compared to the interest expense associated with the $250 million 4 percent notes issued in April 2017.

Pipeline Projects

The North Seattle Lateral Upgrade (Project) involves an expanded delivery capabilities of Northwest’s North Seattle Lateral. On July 19, 2018, we received the FERC order granting a certificate of public convenience and necessity. The Project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the Project into service as early as the fourth quarter of 2019, and it is expected to increase the delivery capacity by approximately 159 MDth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

The FERC recently issued a policy statement that reversed its 2005 income tax policy that permitted master limited partnership (MLP) interstate oil and natural gas pipelines to recover an income tax allowance in cost of service rates, which if implemented, may adversely impact our financial condition and future results of operations.

In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. On March 15, 2018, the FERC issued a revised policy statement regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a MLP pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service and further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.

On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself.

On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate as a result of Tax Reform and the FERC’s revised policy statement regarding MLPs. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing process and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance.

On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, and whether other features of Tax Reform require FERC action. Due to the foregoing, it is reasonably possible that future tariff-based rates collected by us may be negatively impacted by such actions, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

10.1
Credit Agreement dated as of July 13, 2018, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on July 17, 2018 as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
Ted T. Timmermans Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 2, 2018