Form 10-Q
period 2018-09-30
NORTHWEST PIPELINE LLC
filed 2018-11-01
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

•
The impact of existing and future laws (including, but not limited to, the Tax Cuts and Job Acts of 2017), regulations , the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Natural gas transportation	$106,425	$112,903	$320,499	$342,494
Natural gas storage	3,239	3,274	9,369	9,252
Other	15	11	16	37
Total operating revenue	109,679	116,188	329,884	351,783
OPERATING EXPENSES:
General and administrative	11,355	12,527	35,892	40,028
Operation and maintenance	19,638	21,294	53,557	55,817
Depreciation	26,657	25,516	79,466	76,345
Regulatory debits	372	1,211	2,219	3,672
Taxes, other than income taxes	3,786	4,056	12,893	13,043
Regulatory charges resulting from tax rate changes	17,585	—	29,737	—
Other expenses, net	40	—	399	—
Total operating expenses	79,433	64,604	214,163	188,905

OPERATING INCOME	30,246	51,584	115,721	162,878

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	5,417	8,139	20,923	24,950
Allowance for equity and borrowed funds used during construction (AFUDC)	(632)	(587)	(1,619)	(1,099)
Miscellaneous other (income) expenses, net	7	(30)	(654)	184
Total other (income) and other expenses	4,792	7,522	18,650	24,035

NET INCOME	25,454	44,062	97,071	138,843

Other comprehensive income (loss)	—	—	—	—
COMPREHENSIVE INCOME	$25,454	$44,062	$97,071	$138,843
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	37,062	38,884
Affiliated companies	31	1,921
Advances to affiliate	219,266	137,666
Other	1,011	2,618
Materials and supplies	10,117	10,084
Exchange gas due from others	1,554	2,720
Prepayments and other	2,110	6,423
Total current assets	271,151	200,316

PROPERTY, PLANT AND EQUIPMENT, at cost	3,444,227	3,396,776
Less-Accumulated depreciation and amortization	1,575,862	1,508,245
Total property, plant and equipment, net	1,868,365	1,888,531

OTHER ASSETS:
Deferred charges	632	934
Regulatory assets	24,008	22,747
Total other assets	24,640	23,681

Total assets	$2,164,156	$2,112,528
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$15,507	$11,053
Affiliated companies	11,588	11,298
Accrued liabilities:
Taxes, other than income taxes	16,530	11,617
Interest	12,019	3,677
Exchange gas due to others	2,903	4,500
Exchange gas offset	51	1,499
Customer advances	509	2,092
Other	3,128	6,655
Long-term debt due within one year	—	249,874
Total current liabilities	62,235	302,265

LONG-TERM DEBT	576,494	331,748

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	68,289	67,100
Regulatory liabilities	282,260	246,504
Other	1,626	1,730
Total other noncurrent liabilities	352,175	315,334

CONTINGENT LIABILITIES AND COMMITMENTS (Note 4)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	99,360	89,289
Total member’s equity	1,173,252	1,163,181

Total liabilities and member’s equity	$2,164,156	$2,112,528
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$97,071	$138,843
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	79,466	76,345
Regulatory debits	2,219	3,672
Regulatory charges resulting from tax rate changes (Note 3)	29,737	—
Amortization of deferred charges and credits	658	1,025
Allowance for equity funds used during construction	(1,262)	(839)
Changes in current assets and liabilities:
Trade and other accounts receivable	3,429	2,590
Affiliated receivables	1,890	(877)
Exchange gas due from others	1,166	1,604
Materials and supplies	(33)	36
Other current assets	4,313	(494)
Trade accounts payable	(449)	(154)
Affiliated payables	290	(2,794)
Exchange gas due to others	(1,166)	(1,603)
Other accrued liabilities	7,615	19,390
Changes in noncurrent assets and liabilities:
Deferred charges and regulatory assets	(6,575)	(423)
Noncurrent liabilities	4,996	692
Net cash provided by operating activities	223,365	237,013

Cash flows from financing activities:
Proceeds from long-term debt	246,395	249,102
Retirement of long-term debt	(250,000)	(185,000)
Debt issuance costs	(1,938)	(2,082)
Cash distributions to parent	(87,000)	(148,000)
Net cash used in financing activities	(92,543)	(85,980)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(50,100)	(58,020)
Contributions and advances for construction costs	1,535	440
Disposal of property, plant and equipment, net	(657)	(934)
Advances to affiliates, net	(81,600)	(92,519)
Net cash used in investing activities	(130,822)	(151,033)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment	$(55,105)	$(62,742)
Changes in related accounts payable and accrued liabilities	5,005	4,722
Capital expenditures, net of equity AFUDC	$(50,100)	$(58,020)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest was indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which was consolidated by The Williams Companies, Inc. (Williams). On August 10, 2018, Williams completed a merger with WPZ, pursuant to which Williams acquired all of the approximately 256 million publicly held outstanding common units of WPZ in exchange for 382 million shares of Williams' common stock (WPZ Merger). Williams continued as the surviving entity. Northwest is now indirectly owned by Williams.
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
Income Taxes
We generally are not a taxable entity for federal or state and local income tax purposes. The tax on net income is generally borne by our parent, Williams. Net income for financial statement purposes may differ significantly from taxable income of Williams as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
Accounting Standards Issued and Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard became effective for interim and annual reporting periods beginning after December 15, 2017.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements”(ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt ASU 2016-02 effective January 1, 2019.
We are in the process of finalizing our review of contracts to identify leases based on the modified definition of a lease and identifying changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases. We are also evaluating ASU 2016-02's available practical expedients on adoption, which we generally expect to elect.
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

In situations where we consider the integrated package of services as a single performance obligation, which represents a majority of our contracts with customers, we do not consider there to be multiple performance obligations because the nature of the overall promise in the contract is to stand ready (with regard to firm transportation and storage contracts), receive, transport or store, and redeliver natural gas to the customer; therefore, revenue is recognized at the completion of the integrated package of services and represents a single performance obligation.
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks.
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
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2018. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below reflect the rates from such services, which are subject to the periodic review and approval by the FERC, for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes the variable consideration component for commodity charges that will be recognized in future periods. As noted above, certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2018 (remainder)	$109,299
2019	426,863
2020	400,981
2021	377,760
2022	371,918
2023	328,618
Thereafter	1,778,734
Total	$3,794,173
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

3. RATE AND REGULATORY MATTERS
Rate Case Settlement Filing
On January 23, 2017, we filed for FERC approval a Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP17-346. The Settlement specified an annual cost of service of $440 million and established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.39294/Dth with a $0.00832 commodity rate (Phase 1) and a demand rate of $0.39033/Dth with a $0.00832 commodity rate (Phase 2). Phase 1 rates became effective January 1, 2018 and Phase 2 rates became effective October 1, 2018. The annual cost of service did not change from Phase 1 to Phase 2, but the Phase 2 rates reflect the termination of fifteen-year levelized contracts which became Rate Schedule TF-1 (Large Customer) contracts. Provisions were included in the Settlement that we can file a general rate case to place new rates into effect after October 1, 2018, and that a general rate case must be filed for new rates to become effective no later than January 1, 2023.
Tax Reform
Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The recently enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduces the corporate federal income tax rates. As part of our Settlement discussed above, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. Therefore, we have established a regulatory liability of $17.6 million as of September 30, 2018, included within Regulatory Liabilities in our Balance Sheet. This liability will be amortized over a five-year period, coincidental with the next rate case going into effect.
As a result of the WPZ Merger, we also recorded a $12.1 million state tax regulatory liability associated with a decrease in our estimated state income tax rate.

Recent FERC Developments
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the recent WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC's guidance on ADIT likely will be challenged by customers and state commissions, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger has the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in Northwest Pipeline’s rates. On October 19, 2018, we filed in Docket No. RP19-106, a petition requesting that the Commission waive our FERC Form No. 501-G filing requirement under this Final Rule because the reduction in the corporate income tax in Tax Reform is already addressed in our Settlement.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to ADIT amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2018, all of the meter stations have been remediated. Initial assessments have been completed at all thirteen compressor stations in Washington. Additional assessments are ongoing at one of these compressor stations. Remediation has been completed at twelve of the thirteen compressor stations. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $2.8 million, measured on an undiscounted basis, and are expected to be incurred through 2022. At September 30, 2018 and December 31, 2017, we had approximately $2.8 million and $3.0 million, respectively, accrued for these costs, $1.3 million recorded in Accrued liabilities-Other in both periods and $1.5 million and $1.7 million, respectively in Other noncurrent liabilities-Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

5. DEBT AND FINANCING ARRANGEMENT
Credit Facility
Effective August 2018, we, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), entered into and are party to a credit facility with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. Total letter of credit capacity available to Williams under this credit facility is $1 billion. We are able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2018, no letters of credit have been issued and no loans were outstanding under the credit facility.
On August 10, 2018, following the consummation of the WPZ Merger, WPZ's $3 billion commercial paper program was discontinued and Williams entered into a new $4 billion commercial paper program. Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2018, Williams had approximately $824 million in commercial paper outstanding.
Issuance and Retirement of Long-Term Debt
On April 3, 2017, we issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement adding to our existing senior unsecured notes. We used the net proceeds to retire $185 million of 5.95 percent senior unsecured notes that matured on April 15, 2017, and for general corporate purposes. As part of the issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. Under the terms of the agreement, we were obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. We have filed the registration statement, which became effective in January 2018. The exchange offer was completed on March 1, 2018.
On June 15, 2018, we repaid the $250 million, 6.05 percent senior unsecured notes that matured on that date, utilizing WPZ's cash management program by calling the advances due to us by WPZ combined with a short-term note payable to WPZ.
On August 24, 2018, we issued $250 million of our 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement through an add-on to our existing issue. We used the net proceeds to repay the intercompany debt owed to Williams (formerly WPZ) in connection with the repayment of Northwest Pipeline’s 6.05 percent senior notes at their maturity on June 15, 2018, and for general corporate purposes. As part of the add-on issuance, we entered into a registration rights agreement with the initial purchasers of the unsecured notes. Under the terms of the agreement, we are obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of our existing notes, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Northwest Pipeline is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Northwest Pipeline fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $576.5 million and $579.0 million, respectively, at September 30, 2018, and $581.6 million and $608.8 million, respectively, at December 31, 2017.

7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program (See Note 1), and we make advances to and receive advances from Williams. At September 30, 2018, our advances to Williams totaled approximately $219.3 million and at December 31, 2017, our advances to WPZ totaled approximately $137.7 million. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 1.99 percent at September 30, 2018. The interest income from these advances was minimal during the three and nine months ended September 30, 2018 and September 30, 2017. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $22.5 million and $68.3 million in the three and nine months ended September 30, 2018, respectively, and $22.8 million and $69.0 million in the three and nine months ended September 30, 2017, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income.
During the nine months ended September 30, 2018 and 2017, we declared and paid cash distributions to our parent of $87.0 million and $148.0 million, respectively. During October 2018, we declared and paid an additional cash distribution of $87.0 million to our parent.
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
On August 10, 2018, Williams completed a merger with Williams Partners L.P. (WPZ), pursuant to which Williams acquired all of the approximately 256 million publicly held outstanding common units of WPZ in exchange for 382 million shares of Williams' common stock (WPZ Merger). Williams continued as the surviving entity.
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit a MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the recent WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC’s guidance on ADIT likely will be challenged by customers and state commissions, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger has the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in Northwest Pipeline’s rates. On October 19, 2018, we filed in Docket No. RP19-106, a petition requesting that the Commission waive our FERC Form No. 501-G filing requirement under this Final Rule because the reduction in the corporate income tax in Tax Reform is already addressed in our Settlement.
On March 15, 2018, the FERC also issued a Notice of Inquiry in Docket No. RM18-12 seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to ADIT amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that our future tariff-based rates collected may be adversely impacted.

CRITICAL ACCOUNTING ESTIMATES

In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. Considering Tax Reform and the WPZ Merger, as well as the collection of historical rates that reflected both historical federal and state income tax rates, we expect that we will be required to return amounts to certain customers through future rates and have accordingly established federal and state regulatory liabilities of $206.5 million and $12.1 million, respectively, as of September 30, 2018. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2018 and 2017. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues decreased $21.9 million in the first nine months of 2018 as compared with the first nine months of 2017 primarily due to the reduction of our rates as a result of the Settlement of our rate case Docket No. RP17-346 that became effective January 1, 2018. In the periods ended September 30, 2018 and 2017, transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues.
Operating expenses increased $25.1 million, or 13 percent, for the first nine months of 2018 as compared to the same period in 2017, mostly due to a $17.6 million regulatory charge per our Settlement related to Tax Reform and a $12.1 million regulatory charge related to establishing a regulatory liability associated with a decrease in our estimated state tax rate following the WPZ Merger, partially offset by lower salaries and wages of employees and lower charges from affiliates.
Interest expense decreased $4 million as a result of a lower interest rate and timing of the recent debt issuance.

Pipeline Projects

The North Seattle Lateral Upgrade (Project) involves an expanded delivery capabilities of Northwest’s North Seattle Lateral. On July 19, 2018, we received the FERC order granting a certificate of public convenience and necessity. The Project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the Project into service as early as the fourth quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase the delivery capacity by approximately 159 MDth/d.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information called for by this item is provided in Note 2. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except that the following risk factors are no longer applicable:

in the Form 10-K, the risk factor captioned:

The amount of income taxes that we will be allowed to recover will be determined by the outcome of future rate cases and any potential action taken by the FERC in response to its recent Notice of Inquiry; and

in the Form 10-Q for the period ending June 30, 2018, the risk factor captioned:

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

10.2
Registration Rights Agreement, dated August 24, 2018 between Northwest Pipeline LLC and the initial purchasers listed therein (filed on August 24, 2018 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

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
Date: November 1, 2018