Form 10-K
period 2018-12-31
NORTHWEST PIPELINE LLC
filed 2019-02-21
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code: (801) 583-8800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Northwest is indirectly owned by The Williams Companies, Inc. (Williams), a publicly traded Delaware corporation. Prior to August 10, 2018, we were indirectly owned by Williams Partners L.P. (WPZ), a Delaware limited partnership which was consolidated by Williams. On August 10, 2018, Williams acquired all of the outstanding common units of WPZ held by others, merged WPZ into Williams (WPZ Merger), and Williams continued as the surviving entity.
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 472,000 horsepower. At December 31, 2018, we had long-term firm transportation contracts and storage redelivery agreements, with aggregate capacity reservations of approximately 3.9 MMdth of natural gas per day.
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
We transport and store natural gas for a broad mix of customers, including public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. We offer firm and interruptible transportation and storage service. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. During 2018, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation, which accounted for approximately 26.0 percent, 11.1 percent, and 10.4 percent, respectively, of our total operating revenues for the year ended December 31, 2018. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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

Pipeline Projects

The North Seattle Lateral Upgrade (Project) involves expanded delivery capabilities of Northwest’s North Seattle Lateral. On July 19, 2018, we received the FERC order granting a certificate of public convenience and necessity. The Project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the Project into service as early as the fourth quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase the delivery capacity by approximately 159 MDth/d.
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
Tax Reform Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduced the corporate federal income tax rates. As part of our Settlement discussed above, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. Therefore, we have established a regulatory liability of $23.6 million plus accrued interest of $0.5 million, as of December 31, 2018, included within Regulatory Liabilities in our Balance Sheet. This liability will be amortized over a five-year period, coincidental with the next rate case going into effect.
Further, as a result of the decreased federal income tax rates, deferrals for timing differences related to accelerated tax deductions recorded on our books were reflected at the previous statutory tax rates and needed to be reduced to the new statutory tax rates. We recorded a regulatory liability for this difference. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing services.
FERC Income Tax Policy Revision
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC’s guidance on ADIT likely will be challenged by customers and state commissions, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger has the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate from Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in Northwest Pipeline’s rates. On October 19, 2018, we filed in Docket No. RP19-106, a petition requesting that the Commission waive our FERC Form No. 501-G filing requirement under this Final Rule because the reduction in the corporate income tax in Tax Reform is already addressed in our Settlement. On November 19, 2018 FERC granted our waiver request, obviating the need to make a FERC Form No. 501-G filing.
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
REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (NGA), and under the Natural Gas Policy Act of 1978, as amended, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement, or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities, and properties for which certificates are required under the NGA. The FERC’s Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.3 million per day for each violation of its rules.
Environmental Matters
Our operations are subject to federal environmental laws and regulations as well as the state and local laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

•	Leakage from underground gas storage caverns, pipelines, transportation facilities, and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Damages to equipment and facilities resulting from storm events or natural disasters; and

•	Blowouts, cratering, and explosions.
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
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2019 associated with this program will be approximately $15 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
EMPLOYEES
Northwest has no employees. Operations, management, and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams, and other Williams’ subsidiaries. Please see “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements: Note 1. Summary of Significant Accounting Policies” and “Note 8. Transactions with Major Customers and Affiliates.”

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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our capital expenditure budget;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and development hazards and unforeseen interruptions;

•
The impact of existing and future laws and regulations (including but not limited to the Tax Cuts and Jobs Act of 2017), the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals and achieve favorable rate proceeding outcomes;

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
We compete primarily with other interstate pipelines and storage facilities in the transportation and storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for natural gas supplies or the services we provide to our customers. Moreover, Williams and its other affiliates may not be limited in their ability to compete with us. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal, fuel oils, and other alternative energy sources. We may not be able to successfully compete against current and future competitors and any failure to do so could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2018, our largest customer, Puget Sound Energy, Inc., accounted for approximately 26.0 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups and other advocates. In some instances, we encounter opposition which disfavors hydrocarbon based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
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
Our ability to obtain credit in the future could be affected by Williams’ credit ratings.
Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans, dividends and distributions paid to it by its subsidiaries. Due to our relationship with Williams, our ability to obtain credit will be affected by Williams’ credit ratings. If Williams were to experience a deterioration in its respective credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any downgrading of a Williams credit rating could result in a downgrading of our credit rating. A downgrading of a Williams credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion), as of December 31, 2018, was $576.2 million.
The agreements governing our indebtedness contain covenants that restrict our ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to make certain distributions during the continuation of an event of default and our ability to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ debt agreements contain similar covenants with respect to such entities and their respective subsidiaries, including us.
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
Because we are an indirect wholly-owned subsidiary of Williams, Williams exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:

•	Payment of distributions and repayment of advances;

•	Decisions on financings and our capital raising activities;

•	Mergers or other business combinations; and

•	Acquisition or disposition of assets.
Williams could decide to increase distributions or advances to our member consistent with existing debt covenants. This could adversely affect our liquidity.
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
Tax Reform made significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including among other things, a reduction in corporate federal income tax rates. The rates we charge to our customers are subject to the rate-making policies of the FERC. These policies permit us to include in our cost-of-service an income tax allowance that includes a deferred income tax component. Although we expect the decreased federal income tax rates will require us to return amounts to certain customers through future rates and have recognized a regulatory liability, the details of any regulatory implementation guidance remain uncertain.
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
Our business could be negatively impacted by acts of terrorism and related disruptions.
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
A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.

We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.

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
On August 27, 2018, Northwest Pipeline LLC received a Notice of Violation/Cease and Desist Order from the Colorado Department of Public Health & Environment regarding certain alleged violations of the Colorado Water Quality Control Act and its General Permit under the Colorado Discharge Permit System related to its stormwater management practices at two construction sites. While the Notice of Violation does not contain an initial penalty assessment, a fine could still be issued. We have responded to the alleged violations and continue to work with the agency to resolve this matter.
The additional information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 4. Contingent Liabilities and Commitments.”

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2018, we were indirectly owned by Williams.
We paid $174.0 million and $186.0 million in cash distributions during 2018 and 2017, respectively. During January 2019, we declared and paid cash distributions of $21.0 million to our parent.

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
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification Topic (ASC) 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Comprehensive Income (Loss) for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Balance Sheet is $31.0 million at December 31, 2018. The aggregate amount of regulatory liabilities reflected in the Balance Sheet is $290.4 million at December 31, 2018.
In December 2017, Tax Reform was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers currently permit the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform, the WPZ Merger, as well as the collection of historical rates that reflected historical federal and state income tax rates, we expect we will be required to return amounts to certain customers through future rates and have accordingly established federal and state regulatory liabilities of $206.5 million and $12.1 million, respectively, as of December 2018. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2018 and 2017. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues decreased $29.8 million, or 6 percent, in 2018 as compared with 2017 primarily due to the reduction of our rates as a result of the Settlement of our rate case Docket No. RP17-346 that became effective January 1, 2018. Transportation service accounted for 97 percent and gas storage service accounted for 3 percent of our operating revenues for both 2018 and 2017.
Total operating expenses decreased $176.2 million, or 38 percent, in 2018 as compared with 2017, due mostly to the absence of a $206.5 million regulatory charge related to the corporate tax rate change recorded in 2017. This reduction in expenses was partially offset by a $23.6 million regulatory charge per our Settlement related to Tax Reform and a $12.1 million regulatory charge related to establishing a regulatory liability associated with a decrease in our estimated state tax rate following the WPZ Merger.
Interest expense decreased $5.0 million, or 15 percent, in 2018 primarily as a result of lower interest rates and the timing of retirement and issuances of debt. Miscellaneous other income increased $7.1 million, or 129 percent, in 2018 compared to 2017 primarily as a result of the $5.7 million charge recorded in 2017 for the effects of the deferred taxes on equity funds used during construction.
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
CAPITAL RESOURCES AND LIQUIDITY
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from Williams, collection of advances made to Williams, accessing capital markets, and, if required, borrowings under the credit facility described below, and advances from Williams.
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
On August 24, 2018, we issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to repay the intercompany debt owed to Williams in connection with the repayment of our 6.05 percent senior notes at their maturity on June 15, 2018 and for general corporate purposes. The notes, which are an additional issuance of the 4.0 percent senior unsecured notes due 2027 we originally issued on April 3, 2017 and subsequently exchanged for substantially identical registered notes, were issued under the Indenture, dated as of April 3, 2017, between us and The Bank of New York Mellon Trust Company, N.A., as trustee.
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are co-borrowers under a $4.5 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $1.0 billion. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Transco.

We are a participant in Williams’s cash management program, and we make advances to and receive advances from Williams. At December 31, 2018, our advances to Williams totaled approximately $180.4 million. These advances are represented by demand notes.
Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 5. Debt, Financing Arrangements, and Leases – Credit Facility and Note 8. Transactions with Major Customers and Affiliates – Related Party Transactions.”
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2019 capital expenditures will be approximately $121 million. Of this total, approximately $45 million is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In 2019, we expect to fund our capital expenditures with cash from operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature as shown on the following table (in thousands of dollars):

December 31, 2018
Fixed rates on long-term debt:
7.125% unsecured debentures due 2025	$85,000
4.0% unsecured debentures due 2027	500,000
585,000
Unamortized debt issuance costs	(4,507)
Unamortized debt discount	(4,325)
Total long-term debt, including current portion	$576,168
Our total long-term debt at December 31, 2018 had a carrying value of $576.2 million and a fair market value of $577.1 million. As of December 31, 2018, the weighted-average interest rate on our long-term debt was 4.45 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Management Committee and Member of Northwest Pipeline LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Northwest Pipeline LLC (the Company) as of December 31, 2018 and 2017, the related statements of comprehensive income (loss), member’s equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Houston, Texas
February 21, 2019

NORTHWEST PIPELINE LLC
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

	Years Ended December 31,
	2018	2017	2016
OPERATING REVENUES:
Natural gas transportation	$430,730	$460,934	$460,109
Natural gas storage	12,852	12,399	13,918
Other	36	73	2
Total operating revenues	443,618	473,406	474,029
OPERATING EXPENSES:
General and administrative	50,653	54,512	52,343
Operation and maintenance	75,237	78,085	79,514
Depreciation and amortization	106,073	102,084	101,672
Regulatory debits	2,334	4,857	3,510
Taxes, other than income taxes	17,507	17,889	17,835
Regulatory charges resulting from tax rate changes	35,680	206,547	—
Other expenses, net	444	195	—
Total operating expenses	287,928	464,169	254,874
OPERATING INCOME	155,690	9,237	219,155
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	27,987	33,015	39,164
Allowance for equity and borrowed funds used during construction	(2,183)	(1,444)	(1,371)
Miscellaneous other (income) expenses, net	(1,575)	5,500	907
Total other (income) and other expenses	24,229	37,071	38,700
NET INCOME (LOSS)	131,461	(27,834)	180,455
CASH FLOW HEDGES:
Amortization of cash flow hedges into Interest expense	—	—	(28)
COMPREHENSIVE INCOME (LOSS)	$131,461	$(27,834)	$180,427

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	42,143	38,884
Affiliated companies	18	1,921
Advances to affiliate	180,400	137,666
Other	970	2,618
Materials and supplies	10,046	10,084
Exchange gas due from others	4,581	2,720
Prepayments and other	8,591	6,423
Total current assets	246,749	200,316
PROPERTY, PLANT AND EQUIPMENT, at cost	3,457,982	3,396,776
Less-Accumulated depreciation	1,596,369	1,508,245
Total property, plant and equipment, net	1,861,613	1,888,531
OTHER ASSETS:
Deferred charges	1,277	934
Regulatory assets	23,992	22,747
Total other assets	25,269	23,681
Total assets	$2,133,631	$2,112,528

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$12,839	$11,053
Affiliated companies	26,532	11,298
Accrued liabilities:
Taxes, other than income taxes	11,496	11,617
Interest	5,505	3,677
Exchange gas due to others	11,660	4,500
Exchange gas offset	—	1,499
Customer advances	788	2,092
Other	7,386	6,655
Long-term debt due within one year	—	249,874
Total current liabilities	76,206	302,265
LONG-TERM DEBT	576,168	331,748
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	69,350	67,100
Regulatory liabilities	290,430	246,504
Other	835	1,730
Total other noncurrent liabilities	360,615	315,334
CONTINGENT LIABILITIES AND COMMITMENTS (Note 4)
MEMBER'S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	46,750	89,289
Total member’s equity	1,120,642	1,163,181
Total liabilities and member’s equity	$2,133,631	$2,112,528

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2018	2017	2016
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	89,289	303,123	296,668
Net income (loss)	131,461	(27,834)	180,455
Cash distributions to parent	(174,000)	(186,000)	(174,000)
Balance at end of period	46,750	89,289	303,123
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS):
Balance at beginning of period	—	—	28
Cash flow hedges:
Reclassification of unrecognized gain into earnings	—	—	(28)
Balance at end of period	—	—	—
Total member’s equity	$1,120,642	$1,163,181	$1,377,015

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income (Loss)	$131,461	$(27,834)	$180,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	106,073	102,084	101,672
Regulatory debits	2,334	4,857	3,510
Regulatory charges resulting from tax rate changes	35,680	206,547	—
Amortization of deferred charges and credits	954	2,687	898
Allowance for equity funds used during construction	(1,703)	(1,104)	(953)
Changes in current assets and liabilities:
Trade and other accounts receivable	(1,611)	1,798	845
Affiliated receivables	1,903	(600)	120
Materials and supplies	39	22	77
Other current assets	4,494	(687)	424
Trade accounts payable	1,753	271	(1,560)
Affiliated payables	15,234	4,005	(4,666)
Other accrued liabilities	881	1,856	(2,089)
Changes in noncurrent assets and liabilities:
Deferred charges	(8,392)	4,340	(7,275)
Regulatory liabilities	2,530	3,503	3,785
Noncurrent liabilities	3,498	(3,620)	9,025
Net cash provided by operating activities	295,128	298,125	284,268
FINANCING ACTIVITIES:
Proceeds from long-term debt	246,395	249,102	—
Retirement of long-term debt	(250,000)	(185,000)	(175,000)
Payments for debt issuance costs	(2,498)	(2,207)	—
Cash distributions to parent	(174,000)	(186,000)	(174,000)
Net cash used in financing activities	(180,103)	(124,105)	(349,000)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(73,487)	(81,217)	(80,383)
Contributions and advances for construction costs	2,075	872	1,308
Disposal of property, plant and equipment, net	(879)	(1,146)	(1,280)
Advances to affiliates, net	(42,734)	(92,529)	126,730
Proceeds from insurance	—	—	18,188
Net cash provided by (used in) investing activities	(115,025)	(174,020)	64,563
NET (DECREASE) INCREASE IN CASH	—	—	(169)
CASH AT BEGINNING OF PERIOD	—	—	169
CASH AT END OF PERIOD	$—	$—	$—
____________________________________
* Increases to property, plant and equipment	$(73,105)	$(80,355)	$(72,432)
Changes in related accounts receivable, accounts payable, and accrued liabilities	(382)	(862)	(7,951)
Capital expenditures, net of equity AFUDC	$(73,487)	$(81,217)	$(80,383)

 See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Control
Northwest Pipeline LLC (Northwest) was indirectly owned by Williams Partners L.P. (WPZ), a publicly traded Delaware limited partnership, which was consolidated by The Williams Companies, Inc. (Williams). On August 10, 2018, Williams completed a merger with WPZ, pursuant to which Williams acquired all of the publicly held outstanding common units of WPZ in exchange for shares of Williams’ common stock (WPZ Merger). Williams continued as the surviving entity. Northwest is now indirectly owned by Williams.
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
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers currently permit the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform, the WPZ Merger, as well as the collection of historical rates that reflected historical federal and state income tax rates, we expect we will be required to return amounts to certain customers through future rates and have accordingly established federal and state regulatory liabilities of $206.5 million and $12.1 million, respectively, as of December 2018. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service. Our regulatory asset associated with the effects of deferred taxes on equity funds used during construction was also impacted by Tax Reform and was reduced by $5.7 million in December 2017 through a charge to Miscellaneous other (income) expenses, net below Operating income.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) litigation-related contingencies; 2) environmental remediation obligations; 3) impairment assessments of long-lived assets; 4) depreciation; 5) asset retirement obligations; and 6) regulatory deferred tax.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition (subsequent to adoption of ASC 606)
Our customers are comprised of public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers.
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. As a rate-regulated entity applying Topic 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipelines business and are not within the scope of Accounting Standards Update (ASU) 2014-09, Revenues from Contracts with Customers (ASC 606). Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed assets.
Service Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Firm transportation and storage agreements provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas scheduled, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended beyond the specified contract term and until terminated generally by either us or the customer, but in certain cases unilaterally by the customer, with advance notice of termination ranging from one to five years. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one month periods or less. Our performance obligations include the following:

•
Firm transportation or storage under firm transportation and storage contracts - an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;

•
Interruptible transportation and storage under interruptible transportation and storage contracts - an integrated package of services typically constituting a single performance obligation once scheduled, which includes receiving, transporting or storing (as applicable), and redelivering commodities.

In situations where, in our judgment, we consider the integrated package of services as a single performance obligation, which represents a majority of our contracts with customers, we do not consider there to be multiple performance obligations because the nature of the overall promise in the contract is to stand ready (with regard to firm transportation and storage contracts), receive, transport or store, and redeliver natural gas to the customer; therefore, revenue is recognized over time upon satisfaction of our daily stand ready performance obligation.
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2018, we had no such rate refund liabilities.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

In the course of providing transportation services to customers, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers or consumed in fuel to operate our system. The resulting customer imbalances are typically settled through the receipt or delivery of gas in the future based on the timelines outlined in Northwest’s Tariff, whereas the over/under recovery of fuel is cleared up through Northwest’s semi-annual fuel tracker. Customer imbalances to be repaid or recovered in-kind are recorded as Exchange gas due from others or Exchange gas due to others in our Balance Sheet. The under recovery of fuel is recorded as a Regulatory Asset and the over recovery is recorded as a Regulatory Liability. These imbalances are valued at the average of the spot market rates at the Canadian border and the Rocky Mountain market as published in the SNL Financial "Bidweek Index - Spot Rates."
Revenue Recognition (prior to the adoption of ASC 606)
Our revenues are primarily from services pursuant to long term firm transportation and storage agreements. These agreements provide for a reservation charge based on the volume of contracted capacity and a volumetric charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for volumetric charges, from both firm and interruptible transportation services and storage injection and withdrawal services, are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawal from the storage facility.
In the course of providing transportation services to customers, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers or consumed in fuel to operate our system. The resulting customer imbalances are typically settled through the receipt or delivery of gas in the future based on the timelines outlined in Northwest’s Tariff, whereas the over/under recovery of fuel is cleared up through Northwest’s semi-annual fuel tracker. Customer imbalances to be repaid or recovered in-kind are recorded as Exchange gas due from others or Exchange gas due to others in our Balance Sheet. The under recovery of fuel is recorded as a Regulatory Asset and the over recovery is recorded as a Regulatory Liability. These imbalances are valued at the average of the spot market rates at the Canadian border and the Rocky Mountain market as published in the SNL Financial "Bidweek Index - Spot Rates."
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2018, 2017, and 2016 are as follows:

Category of Property
Storage Facilities	1.60%	—	2.76%
Transmission Facilities	2.80%	—	6.97%

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

The incrementally priced Evergreen Expansion Project, which was an expansion of our pipeline system, was placed in service on October 1, 2003. The levelized rate design of this project creates a consistent revenue stream over the related 25-year and 15-year customer contract terms. The related levelized depreciation is lower than book depreciation in the early years and higher than book depreciation in the later years of the contract terms. The depreciation component of the levelized incremental rates will equal the accumulated book depreciation by the end of the primary contract terms. The FERC has approved the accounting for the differences between book depreciation and the Evergreen Expansion Project’s levelized depreciation as a regulatory asset. The levelized period for the 15-year contracts ended September 30, 2018.
We recorded regulatory debits totaling $2.3 million in 2018, $4.9 million in 2017, and $3.5 million in 2016 in the accompanying Statement of Comprehensive Income (Loss). These debits relate primarily to the levelized depreciation adjustment for the Evergreen Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2018 and 2017 were $86.4 million and $82.2 million, respectively. The regulatory asset is expected to be fully recovered through the net negative salvage component of depreciation included in our rates; as such, the negative salvage component of accumulated depreciation was ($86.4) million and ($82.2) million at December 31, 2018 and 2017, respectively, and has been reclassified and netted against the amount of the ARO regulatory asset.
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.5 million for 2018, $0.3 million for 2017, and $0.4 million for 2016. The allowance for equity funds was $1.7 million, $1.1 million, and $1.0 million for 2018, 2017, and 2016, respectively. Both are reflected in Other (Income) and Other Expenses.
Income Taxes
We are a natural gas company organized as a pass-through entity and our taxable income or loss is consolidated on the federal income tax return of our parent, Williams. We generally are treated as a pass-through entity for state and local income tax purposes, and those taxes are generally borne on a consolidated basis by Williams. Net income for financial statement purposes may differ significantly from taxable income of Williams as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Materials and Supplies Inventory
All inventories are stated at cost. We determine the cost of the inventories using the average cost method.
We perform an annual review of materials and supplies inventories, including an analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2018 and 2017.
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
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans. (See Note 6 for further discussion.) Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us, and thus paid by us, is based on our share of net periodic benefit cost.
Cash Flows from Operating Activities and Cash Equivalents
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.
Interest Payments
Cash payments for interest, net of interest capitalized, were $25.4 million in 2018, $31.9 million in 2017, and $38.5 million in 2016.
Accounting Standards Issued and Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 establishing ASC 606. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard became effective for interim and annual reporting periods beginning after December 15, 2017.
We adopted the provisions of ASC 606 effective January 1, 2018, utilizing the modified retrospective transition method for all contracts with customers, which included applying the provisions of ASC 606 beginning January 1, 2018, to all contracts not

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

completed as of that date. There was no cumulative effect adjustment to retained earnings upon initially applying ASC 606 for periods prior to January 1, 2018.
For each revenue contract type, we conducted a formal contract review process to evaluate the impact of ASC 606. As a result of the adoption of ASC 606, there are no changes to the timing of our revenue recognition or differences in the presentation in our financial statements from those under the previous revenue standard (See Note 2).
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The standard requires varying transition methods for the different categories of amendments. We do not expect ASU 2016-13 to have a significant impact on our financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to current lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures will also be required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in ASC Topic 840 “Leases.”
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2016-02 effective January 1, 2019.
We are substantially complete with our review of contracts to identify leases based on the modified definition of a lease and changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. We are substantially complete with the implementation of ASU 2016-02 and believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases, which we estimate to be less than 3 percent of total liabilities and total assets. We have also evaluated ASU 2016-02’s available practical expedients on adoption. We generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and non-lease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Comprehensive Income (Loss).
We do not have any contract assets or material contract liabilities.
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2018. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes the variable consideration component for commodity charges that will be recognized in future periods. As noted above, certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019	$427,705
2020	404,899
2021	378,288
2022	372,446
2023	329,338
Thereafter	1,832,771
Total	$3,745,447
The table above excludes remaining performance obligations associated with certain contract extensions executed in February 2019. The additional performance obligations associated with these contract extensions are approximately $11 million in 2023 and $549 million thereafter.
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
Tax Reform
Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. Tax Reform, among other things, reduced the corporate federal income tax rates. As part of our Settlement discussed above, we agreed with

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. Therefore, we have established a regulatory liability of $23.6 million plus accrued interest of $0.5 million, as of December 31, 2018, included within Regulatory Liabilities in our Balance Sheet. This liability will be amortized over a five-year period, coincidental with the next rate case going into effect.
As a result of the WPZ Merger, we also recorded a $12.1 million state tax regulatory liability associated with a decrease in our estimated state income tax rate.

FERC Developments
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) in Docket No. PL17-1 regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the WPZ Merger is to allow us to continue to recover an income tax allowance in our cost of service rates.
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
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM18-11 proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate in Tax Reform and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger allow for the continued recovery of income tax allowances in Northwest Pipeline’s rates. On October 19, 2018, we filed in Docket No. RP19-106, a petition requesting that the Commission waive our FERC Form No. 501-G filing requirement under this Final Rule because the reduction in the corporate income tax in Tax Reform is already addressed in our Settlement. On November 19, 2018 FERC granted our waiver request, obviating the need to make a FERC Form No. 501-G filing.
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2018, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of December 31, 2018, 10 compressor stations have been remediated. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $2.0 million, measured on an undiscounted basis, and are expected to be incurred through 2026. At December 31, 2018 we had accrued liabilities totaling approximately $2.0 million, $1.3 million in current liabilities and $0.7 million in other noncurrent liabilities and at December 31, 2017 approximately $3.0 million, $1.3 million in current liabilities and $1.7 million in other noncurrent liabilities for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one-hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. The EPA previously issued its rule regarding National Ambient Air Quality Standards for ground-level ozone. We are monitoring the rule’s implementation as it will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment - net in the Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

5. DEBT, FINANCING ARRANGEMENTS, AND LEASES
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

	December 31,
	2018	2017
	(Thousands of Dollars)
6.05% senior unsecured notes due 2018	$—	$250,000
7.125% unsecured debentures due 2025	85,000	85,000
4.0% unsecured debentures due 2027	500,000	250,000
Debt issuance costs	(4,507)	(2,415)
Unamortized debt discount	(4,325)	(963)
Total long-term debt, including current portion	576,168	581,622
Long-term debt due within one year	—	249,874
Total long-term debt less current portion	$576,168	$331,748
There are no maturities applicable to long-term debt outstanding through 2023.
No property is pledged as collateral under any of our long-term debt.
Restrictive Debt Covenants
At December 31, 2018, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Issuance and Retirement of Long-Term Debt
On August 24, 2018, we issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to repay the intercompany debt owed to Williams in connection with the repayment of our 6.05 percent senior notes at their maturity on June 15, 2018 and for general corporate purposes. The notes, which are an additional issuance of the 4.0 percent senior unsecured notes due 2027 we originally issued on April 3, 2017 and subsequently exchanged for substantially identical registered notes, were issued under the Indenture, dated as of April 3, 2017, between us and The Bank of New York Mellon Trust Company, N.A., as trustee. As part of the issuance we entered into a registration rights agreement with the initial purchasers of the notes. Under the terms of the agreement, we were obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act within 365 days after closing and to use commercially reasonable efforts to complete the exchange offer. We filed a registration statement, which was subsequently declared effective by the SEC, and consummated the exchange offer in the fourth quarter of 2018.
On April 3, 2017, we issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. We used the net proceeds to retire $185 million of 5.95 percent senior unsecured notes that matured on April 15, 2017, and for general corporate purposes. We filed a registration statement, which the SEC declared effective in January 2018, and consummated the exchange offer in the first quarter of 2018.
Credit Facility
On July 13, 2018, we, along with Williams and Transco (the “borrowers”), the lenders named therein, and an administrative agent entered into a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. The facility made available under the Credit Agreement is initially available for five years from the Credit Agreement Effective Date (the “Maturity Date”). The borrowers may request an extension of the Maturity Date for an additional one-

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

year period up to two times, to allow a Maturity Date as late as the seventh anniversary of the Credit Agreement Effective Date, subject to certain conditions. The Credit Agreement allows for same day swingline borrowings up to an aggregate amount of $200 million, subject to other utilization of the aggregate commitments under the Credit Agreement. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Transco, available to the borrowers. At December 31, 2018, no letters of credit have been issued and loans to Williams of $160 million were outstanding under the credit facility.
Measured as of December 31, 2018, we are in compliance with our financial covenant under the credit facility.
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
Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.'s alternate base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. We are required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on the applicable borrower's senior unsecured long-term debt ratings.
Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4 billion of unsecured commercial paper notes. At December 31, 2018, Williams had no outstanding commercial paper.
Lease Obligations
Our leasing arrangements include mostly premise and equipment leases that are classified as operating leases.
Effective October 1, 2009, we entered into an agreement to lease office space from a third party. The agreement had an initial term of approximately 10 years, and in May 2018 was renewed for an additional 10 years, expiring December 31, 2029.
Following are the estimated future minimum annual rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year:

(Thousands of Dollars)
2019	$1,942
2020	1,968
2021	1,920
2022	1,909
2023	1,832
Thereafter	11,508
Total	$21,079
Operating lease rental expense, net of sublease revenues, amounted to $2.8 million, $3.5 million, and $2.7 million for 2018, 2017, and 2016, respectively.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

6. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below. (See Note 8 for further discussion.)
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams was $3.9 million in 2018, $5.2 million in 2017, and $2.3 million in 2016. Included in our pension costs are settlement charges of $1.3 million and $3.0 million for 2018 and 2017, respectively. This amount reflects the portion of Williams’ settlement charge directly charged to us which was required as a result of lump-sum benefit payments made under Williams’ program to pay out certain deferred vested pension benefits, as well as lump-sum benefit payments made throughout 2018 and 2017. In addition, we were charged $0.7 million and $1.1 million for 2018 and 2017, respectively, of allocated corporate expenses associated with the settlement charge.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 are eligible for subsidized retiree health care benefits. During 2018, 2017, and 2016, we received credits from Williams related to retiree health care and life insurance benefits of $2.1 million, $3.5 million and $3.8 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any difference between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2018 and 2017 are $36.2 million and $34.1 million, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $1.9 million in 2018, $2.1 million in 2017, and $2.2 million in 2016 for Williams’ company matching contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $1.9 million and $1.4 million, respectively, excluding amounts allocated from WPZ and Williams.

7. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value, because of the short-term nature of these instruments.
Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt,

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

including current maturities, were $576.2 million and $577.1 million, respectively, at December 31, 2018, and $581.6 million and $606.8 million, respectively, at December 31, 2017.

8. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2018	2017	2016
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$115,238	$120,226	$120,351
Northwest Natural Gas Company	49,126	51,743	49,895
Cascade Natural Gas Corporation	46,164	48,071	47,951
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
We are a participant in Williams’ cash management program. At December 31, 2018 and 2017, the advances due to us by Williams totaled approximately $180.4 million and $137.7 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to Affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 2.24 percent at December 31, 2018. The interest income from these advances was $2.0 million for the year ended December 31, 2018, and minimal for the years ended December 31, 2017, and 2016. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other (income) expenses, net on the accompanying Statement of Comprehensive Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $92.7 million, $96.5 million, and $92.8 million in the years ended December 31, 2018, 2017, and 2016, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Comprehensive Income (Loss). The amount billed to us during 2016 includes $2.4 million for severance and other related costs associated with a reduction in workforce primarily recognized in the first quarter.
During 2018, 2017, and 2016, we declared and paid cash distributions to our parent of $174.0 million, $186.0 million, and $174.0 million, respectively. During January 2019, we declared and paid cash distributions of $21.0 million to our parent.
9. ASSET RETIREMENT OBLIGATIONS
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
During 2018 and 2017, our overall asset retirement obligation changed as follows (in thousands):

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

	2018	2017
Beginning balance	$67,100	$60,762
Accretion	4,359	3,968
New obligations	—	149
Changes in estimates of existing obligations (1)	(2,095)	2,510
Property dispositions/obligations settled	(14)	(289)
Ending balance	$69,350	$67,100

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal costs, the estimated remaining life of assets, and discount rates.

10. REGULATORY ASSETS AND LIABILITIES
Our regulatory assets and liabilities result from our application of the provisions of ASC Topic 980 and are reflected on our Balance Sheet. Current regulatory assets are included in Prepayments and other. Current regulatory liabilities are included in Exchange gas offset. These balances are presented on our Balance Sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2018 and 2017:

	2018	2017
	(Thousands of Dollars)
Current regulatory assets:
Levelized depreciation	$414	$4,707
Fuel Recovery	6,619	—
Total current regulatory assets	7,033	4,707
Noncurrent regulatory assets:
Grossed-up deferred taxes on equity funds used during construction	5,883	6,598
Levelized depreciation	18,109	16,149
Total noncurrent regulatory assets	23,992	22,747
Total regulatory assets	$31,025	$27,454

Current regulatory liabilities:
Fuel recovery	$—	$1,539
Noncurrent regulatory liabilities:
Postretirement benefits	36,154	34,089
Deferred federal taxes-liability	206,527	206,547
Deferred state taxes - liability	12,120	—
Customer tax refund	24,094	—
Asset retirement obligations, net	11,535	5,868
Total noncurrent regulatory liabilities	290,430	246,504
Total regulatory liabilities	$290,430	$248,043

The significant regulatory assets and liabilities include:
Levelized Depreciation Levelized depreciation allows contract revenue streams to remain constant over the primary contract terms by recognizing lower than book depreciation in the early years and higher than book depreciation in later years. The

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Postretirement Benefits We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates. (See Note 6)
Deferred Federal Taxes-Liability This regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers will be subject to future discussions and negotiations with our customers in our next rate case.
Asset Retirement Obligations, net This regulatory liability balance reflects the amount that we have recovered in our rates related to our future retirement costs offset by depreciation of the ARO asset and changes in the ARO liability due to the passage of time. AROs are expected to be fully recovered through the net negative salvage component of depreciation included in our rates. (See Note 9 for further discussion)
Customer Tax Refund In our 2017 Settlement, which became effective January 1, 2018, we agreed with our customers that if federal income tax rates decreased due to subsequent legislation, such as Tax Reform enacted in 2017, we would record a regulatory liability. As a result of Tax Reform, the regulatory liability will be $23.6 million annually plus accrued interest ($0.5 million at December 31, 2018) for the period beginning January 1, 2018 and continuing through the time that our current rates remain effective. (See Note 3)
Deferred State Taxes-Liability This regulatory liability balance, following the WPZ Merger, reflects a decrease to rate base deferred taxes due to a decrease to the estimated effective state income tax rates. The timing of the refund of the regulatory liability to rate payers will be subject to future discussions and negotiations with our customers in our next rate case.

NORTHWEST PIPELINE LLC
QUARTERLY FINANCIAL DATA
(Unaudited)
The following is a summary of unaudited quarterly financial data for 2018 and 2017:

	Quarter of 2018
	First	Second	Third (1)	Fourth
	(Thousands of Dollars)
Operating revenues	$111,926	$108,279	$109,679	$113,734
Operating income	45,967	39,507	30,246	39,970
Net income	38,795	32,822	25,454	34,390

	Quarter of 2017
	First	Second	Third	Fourth (2)
	(Thousands of Dollars)
Operating revenues	$120,500	$115,094	$116,188	$121,624
Operating income (loss)	59,478	51,816	51,584	(153,641)
Net income (loss)	51,149	43,632	44,062	(166,677)

(1)	Includes a $12.1 million regulatory charge related to establishing a regulatory liability associated with a decrease in our estimated state tax rate following the WPZ Merger.

(2)
Includes a $206.5 million regulatory charge resulting from Tax Reform. Includes $4.1 million increase to operating expenses for a Pension Plan Settlement adjustment. Includes $5.7 million unfavorable change to other (income) and deductions, net for a reduction in the tax gross-up on equity AFUDC due to the tax rate change.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President — West and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2018	2017
	(Thousands of Dollars)
Audit fees	$800	$700
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$800	$700
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultations.

As a wholly owned subsidiary of Williams, we do not have a separate audit committee.  The Williams Audit Committee is responsible for the appointment, compensation, retention, and oversight of Ernst & Young LLP (“EY”) as such appointment relates to us and Williams’ other affiliates. The Williams Audit Committee is responsible for overseeing the determination of fees associated with EY’s audit of our financial statements. The Williams Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by EY to Williams and its affiliates. On an ongoing basis, management presents specific projects and categories of service, including projects and categories of service relating to us, to the Williams Audit Committee to request advance approval. The Williams Audit Committee reviews those requests and advises management if the Williams Audit Committee approves the engagement of EY. On a periodic basis, management reports to the Williams Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Williams Audit Committee may also delegate the authority to pre-approve audit and permitted non-audit services, excluding services related to internal control over financial reporting, to a subcommittee of one or more committee members, provided that any such pre-approvals are reported on at a subsequent Williams Audit Committee meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference to 2018 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017, and 2016	25

Balance Sheet at December 31, 2018 and 2017	26

Statement of Member’s Equity for the Years Ended December 31, 2018, 2017, and 2016	28

Statement of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016	29

Notes to Financial Statements	30

Not covered by reports of independent auditors:

Quarterly Financial Data (Unaudited)	44
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

10.4
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

NORTHWEST PIPELINE LLC
(Registrant)

By	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller

Date: February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Walter J. Bennett	Senior Vice President and Management Committee Member (Principal Executive Officer)
Walter J. Bennett

/s/ Ted T. Timmermans	Vice President and Chief Accounting Officer (Principal Financial Officer)
Ted T. Timmermans

/s/ Kathleen R. Hambleton	Controller
Kathleen R. Hambleton	(Principal Accounting Officer)

Date: February 21, 2019