Form 10-K/A
period 2018-12-31
NORTHWEST PIPELINE LLC
filed 2019-02-21
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Northwest Pipeline LLC is filing this Amendment No. 1 (the “Form 10‑K/A”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 that was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “Form 10‑K”) for the sole purpose of amending Part IV, Item 15 of the Form 10-K to omit Exhibit 23.1 thereto, which was inadvertently filed as an exhibit to the Form 10-K.

No other revisions or amendments have been made to the Form 10-K. This Form 10-K/A does not otherwise purport to modify or update the disclosures in, or exhibits to, the Form 10‑K, or to update the original 10‑K to reflect events occurring after the date of such filing.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Reference to 2018 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017, and 2016	24

Balance Sheet at December 31, 2018 and 2017	25

Statement of Member’s Equity for the Years Ended December 31, 2018, 2017, and 2016	27

Statement of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016	28

Notes to Financial Statements	29

Not covered by reports of independent auditors:

Quarterly Financial Data (Unaudited)	44
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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (incorporated by reference to our Annual Report on Form 10-K (File No. 001-07414) filed on February 21, 2019).

101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to our Annual Report on Form 10-K (File No. 001-07414) filed on February 21, 2019).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to our Annual Report on Form 10-K (File No. 001-07414) filed on February 21, 2019).

101.DEF	XBRL Taxonomy Definition Linkbase (incorporated by reference to our Annual Report on Form 10-K (File No. 001-07414) filed on February 21, 2019).

101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to our Annual Report on Form 10-K (File No. 001-07414) filed on February 21, 2019).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to our Annual Report on Form 10-K (File No. 001-07414) filed on February 21, 2019).

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

By	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller

Date: February 21, 2019

4