Form 10-Q
period 2019-03-31
NORTHWEST PIPELINE LLC
filed 2019-05-02
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

•	Natural gas prices, supply, and demand; and

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	Availability of supplies, including lower than anticipated volumes from third parties and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and development hazards and unforeseen interruptions;

•
The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals and achieve favorable rate proceeding outcomes;

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction related inputs including skilled labor;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to

ii

differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 21, 2019.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2019	2018
OPERATING REVENUES:
Natural gas transportation	$109,883	$108,865
Natural gas storage	4,242	3,045
Other	(61)	16
Total operating revenue	114,064	111,926
OPERATING EXPENSES:
General and administrative	12,720	12,733
Operation and maintenance	16,315	15,168
Depreciation and amortization	26,777	26,329
Regulatory debits	180	939
Taxes, other than income taxes	3,398	4,661
Regulatory charges resulting from tax rate changes	5,814	5,814
Other expenses, net	131	315
Total operating expenses	65,335	65,959

OPERATING INCOME	48,729	45,967

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,184	8,064
Allowance for equity and borrowed funds used during construction (AFUDC)	(506)	(411)
Miscellaneous other (income) expenses, net	(936)	(481)
Total other (income) and other expenses	5,742	7,172

NET INCOME	$42,987	38,795
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	42,453	42,143
Affiliated companies	20	18
Advances to affiliate	210,481	180,400
Other	721	970
Materials and supplies	10,083	10,046
Exchange gas due from others	2,819	4,581
Prepayments and other	4,321	8,591
Total current assets	270,898	246,749

PROPERTY, PLANT AND EQUIPMENT, at cost	3,461,071	3,457,982
Less-Accumulated depreciation and amortization	1,615,476	1,596,369
Total property, plant and equipment, net	1,845,595	1,861,613

OTHER ASSETS:
Deferred charges	1,185	1,277
Right-of-use assets	17,481	—
Regulatory assets	23,300	23,992
Total other assets	41,966	25,269

Total assets	$2,158,459	$2,133,631
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$9,359	$12,839
Affiliated companies	8,559	26,532
Accrued liabilities:
Taxes, other than income taxes	13,326	11,496
Interest	12,019	5,505
Exchange gas due to others	4,815	11,660
Customer advances	555	788
Other	5,077	7,386
Total current liabilities	53,710	76,206

LONG-TERM DEBT	576,345	576,168

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	70,429	69,350
Regulatory liabilities	298,423	290,430
Lease liability	16,216	—
Other	707	835
Total other noncurrent liabilities	385,775	360,615

CONTINGENT LIABILITIES AND COMMITMENTS (Note 5)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	68,737	46,750
Total member’s equity	1,142,629	1,120,642

Total liabilities and member’s equity	$2,158,459	$2,133,631
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2019	2018
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	46,750	89,289
Net income	42,987	38,795
Cash distributions to parent	(21,000)	(34,000)
Balance at end of period	68,737	94,084
Total Member's Equity	$1,142,629	$1,167,976

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$42,987	$38,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,777	26,329
Regulatory debits	180	939
Regulatory charges resulting from tax rate changes	5,814	5,814
Amortization of deferred charges and credits	(346)	261
Allowance for equity funds used during construction (equity AFUDC)	(400)	(317)
Changes in current assets and liabilities:
Trade and other accounts receivable	701	1,035
Affiliated receivables	(2)	(127)
Materials and supplies	(37)	(17)
Other current assets	6,031	1,542
Trade accounts payable	(1,521)	(2,242)
Affiliated payables	(17,973)	(5,633)
Other accrued liabilities	(1,222)	9,062
Changes in noncurrent assets and liabilities:
Regulatory liabilities	721	—
Other, net	(161)	(282)
Net cash provided by operating activities	61,549	75,159

Cash flows from financing activities:
Payments for debt issuance costs	(52)	(116)
Cash distributions to parent	(21,000)	(34,000)
Net cash used in financing activities	(21,052)	(34,116)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures, net of equity AFUDC*	(11,370)	(11,940)
Contributions and advances for construction costs	(29)	1,097
Disposal of property, plant and equipment, net	983	(380)
Advances to affiliates, net	(30,081)	(29,820)
Net cash used in investing activities	(40,497)	(41,043)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment	$(9,371)	$(9,108)
Changes in related accounts payable and accrued liabilities	(1,999)	(2,832)
Capital expenditures, net of equity AFUDC	$(11,370)	$(11,940)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest is indirectly owned by The Williams Companies, Inc. (Williams).
General
The accompanying unaudited interim financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The unaudited interim financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto in our 2018 Annual Report on Form 10‑K.
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
Accounting Standards Issued and Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to prior lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in Accounting Standards Codification (ASC) Topic 840 “Leases.”
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (See Note 3).
We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $17.8 million lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases. We also evaluated ASU 2016-02’s available practical expedients on adoption. We generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and non-lease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. We plan to adopt as of January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we are currently developing additional processes, procedures and internal controls in order to make the necessary credit loss assessments and required disclosures.

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
We do not have any contract assets or material contract liabilities.
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2019. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges that will be recognized in future periods. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019 (remainder)	$319,794
2020	408,333
2021	379,422
2022	372,451
2023	339,883
Thereafter	2,388,200
Total	$4,208,083
Accounts Receivable and Allowance for Doubtful Receivables
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.

3. LEASES
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions. We recognize a lease liability with an offsetting right-of-use asset in our Balance Sheet for operating leases based on the present value of the future lease payments. As an accounting policy, we have elected to combine lease and non-lease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one to 15 years, with some having a term of up to 38 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
We used judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.

Three Months Ended March 31, 2019
(Thousands)
Lease Cost:
Operating lease cost	$520
Variable lease cost	261
Total lease cost	$781

Cash paid for amounts included in the measurement of operating lease liabilities	$435

March 31, 2019
(Thousands)
Other Information:
Right-of-use assets	$17,481
Operating lease liabilities:
Current (included in Other in our Balance Sheet)	$1,241
Lease liability	$16,216
Weighted-average remaining lease term - operating leases (years)	13
Weighted-average discount rate - operating leases	5%

As of March 31, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2019 (remainder)	$1,457
2020	1,985
2021	1,952
2022	1,944
2023	1,876
Thereafter	14,357
Total future lease payments	23,571
Less amount representing interest	6,114
Total obligations under operating leases	$17,457
4. RATE AND REGULATORY MATTERS
FERC Developments
On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. FERC also seeks comment on, among other things, whether FERC should change its ROE policies for interstate natural gas and oil pipelines to align with its policy for electric public utilities. FERC’s action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners.  Following that decision, FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, FERC poses a series of questions and invites comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. Comments in response to the NOI are due on June 26, 2019, with reply comments due on July 26, 2019. We currently are monitoring this proceeding. Our next general rate case must be filed for new rates to become effective no later than January 1, 2023.

5. CONTINGENT LIABILITIES AND COMMITMENTS
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2019, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2019, 10 compressor stations have been remediated. On the basis of the findings to date, we estimate that environmental assessment and remediation costs will total approximately $1.9 million, measured on an undiscounted basis, and are expected to be incurred through 2026. At March 31, 2019 we had accrued liabilities totaling approximately $1.9 million, $1.3 million recorded in Accrued liabilities - Other and $0.6 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2018 we had accrued liabilities totaling approximately $2.0 million, $1.3 million recorded in Accrued liabilities - Other and $0.7 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, air quality standards for one-hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. The EPA previously issued its rule regarding National Ambient Air Quality Standards for ground-level ozone. We are monitoring the rule’s implementation as it will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment - net in the Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
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

6. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Transco, available to the borrowers. At March 31, 2019, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4.0 billion of unsecured commercial paper notes. At March 31, 2019, Williams had $1.0 billion of outstanding commercial paper.
7. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $576.3 million and $605.8 million, respectively, at March 31, 2019, and $576.2 million and $577.1 million, respectively, at December 31, 2018.

8. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At March 31, 2019, our advances to Williams totaled approximately $210.5 million and at December 31, 2018, our advances to Williams totaled approximately $180.4 million. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 2.33 percent at March 31, 2019. The interest income from these advances was $1.0 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $22.1 million for both the three months ended March 31, 2019 and 2018, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income.
During the three months ended March 31, 2019 and 2018, we declared and paid cash distributions to our parent of $21.0 million and $34.0 million, respectively. During April 2019, we declared and paid an additional cash distribution of $25.0 million to our parent.
We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2018 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2019 and 2018. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $2.1 million in the first three months of 2019 as compared with the first three months of 2018 primarily due to new firm transportation contracts, increased commodity transportation volumes, and an increase in park and loan storage revenues. In the periods ended March 31, 2019 and 2018, transportation services accounted for 96 percent and gas storage services accounted for 4 percent of our operating revenues.
Operating expenses decreased $0.6 million, or 1 percent, for the first three months of 2019 as compared to the same period in 2018, mostly due to a decrease of $1.2 million associated with ad valorem tax, partially offset by higher compressor costs and higher insurance.
Interest expense decreased $0.9 million, or 1.1 percent, as a result of the repayment of our 6.05 percent senior notes on June 15, 2018, partially offset by the interest on the additional $250 million of 4.0 percent senior unsecured notes issued on August 24, 2018.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On August 27, 2018, Northwest Pipeline LLC received a Notice of Violation/Cease and Desist Order (NOV) from the Water Quality Control Division of the Colorado Department of Public Health & Environment (the Division) regarding certain alleged violations of the Colorado Water Quality and Control Act and its General Permit under the Colorado Discharge Permit System related to its stormwater management practices at two construction sites. On March 4, 2019, the Division provided Northwest with its initial penalty calculation, proposing a penalty of approximately $81,000 in settlement of all violations alleged in the NOV. Northwest continues to work with the Division to reach a final, settled resolution.
The additional information called for by this item is provided in Note 5. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, includes risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

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

NORTHWEST PIPELINE LLC
Registrant

Date:	May 2, 2019	By:	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller
(Principal Accounting Officer)