Form 10-Q
period 2019-06-30
NORTHWEST PIPELINE LLC
filed 2019-08-01
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number: 1-7414

NORTHWEST PIPELINE LLC
(Exact name of registrant as specified in its charter)

DE		26-1157701
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

295 Chipeta Way
Salt Lake City	UT	84108
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (801)  583-8800
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Natural gas transportation	$105,465	$105,209	$215,348	$214,074
Natural gas storage	4,883	3,085	9,125	6,130
Other	15	(15)	(46)	1
Total operating revenue	110,363	108,279	224,427	220,205
OPERATING EXPENSES:
General and administrative	14,056	11,804	26,776	24,537
Operation and maintenance	20,598	18,751	36,913	33,919
Depreciation and amortization	26,830	26,481	53,607	52,809
Regulatory debits	178	908	358	1,847
Taxes, other than income taxes	4,450	4,446	7,848	9,107
Regulatory charges resulting from tax rate changes	5,879	6,338	11,693	12,152
Other (income) expenses, net	(120)	44	11	359
Total operating expenses	71,871	68,772	137,206	134,730

OPERATING INCOME	38,492	39,507	87,221	85,475

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,290	7,442	14,474	15,506
Allowance for equity and borrowed funds used during construction (AFUDC)	(750)	(576)	(1,256)	(987)
Miscellaneous other (income) expenses, net	(1,138)	(181)	(2,074)	(661)
Total other (income) and other expenses	5,402	6,685	11,144	13,858

NET INCOME	$33,090	$32,822	$76,077	$71,617
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	37,374	42,143
Affiliated companies	18	18
Advances to affiliate	230,616	180,400
Other	1,062	970
Materials and supplies	10,070	10,046
Exchange gas due from others	1,133	4,581
Prepayments and other	3,449	8,591
Total current assets	283,722	246,749

PROPERTY, PLANT AND EQUIPMENT, at cost	3,491,473	3,457,982
Less-Accumulated depreciation and amortization	1,638,367	1,596,369
Total property, plant and equipment, net	1,853,106	1,861,613

OTHER ASSETS:
Deferred charges	890	1,277
Right-of-use assets	17,646	—
Regulatory assets	23,035	23,992
Total other assets	41,571	25,269

Total assets	$2,178,399	$2,133,631
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$18,656	$12,839
Affiliated companies	10,153	26,532
Accrued liabilities:
Taxes, other than income taxes	11,920	11,496
Interest	5,505	5,505
Exchange gas due to others	3,297	11,660
Customer advances	2,081	788
Other	4,653	7,386
Total current liabilities	56,265	76,206

LONG-TERM DEBT	576,572	576,168

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	71,525	69,350
Regulatory liabilities	306,586	290,430
Lease liability	16,346	—
Other	386	835
Total other noncurrent liabilities	394,843	360,615

CONTINGENT LIABILITIES AND COMMITMENTS (Note 5)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	76,827	46,750
Total member’s equity	1,150,719	1,120,642

Total liabilities and member’s equity	$2,178,399	$2,133,631
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,
	2019	2018
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	68,737	94,083
Net income	33,090	32,822
Cash distributions to parent	(25,000)	(53,000)
Balance at end of period	76,827	73,905
Total Member's Equity	$1,150,719	$1,147,797

	Six months ended June 30,
	2019	2018
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	46,750	89,288
Net income	76,077	71,617
Cash distributions to parent	(46,000)	(87,000)
Balance at end of period	76,827	73,905
Total Member's Equity	$1,150,719	$1,147,797
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$76,077	$71,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,607	52,809
Regulatory debits	358	1,847
Regulatory charges resulting from tax rate changes	11,693	12,152
Amortization of deferred charges and credits	(1,129)	450
Allowance for equity funds used during construction (equity AFUDC)	(1,003)	(767)
Changes in current assets and liabilities:
Trade and other accounts receivable	3,302	4,330
Affiliated receivables	—	250
Materials and supplies	(25)	55
Other current assets	8,590	538
Trade accounts payable	(1,919)	(1,307)
Affiliated payables	(16,379)	(4,121)
Other accrued liabilities	(8,031)	(4,197)
Changes in noncurrent assets and liabilities:
Regulatory liabilities	1,559	1,139
Other, net	931	(603)
Net cash provided by operating activities	127,631	134,192

Cash flows from financing activities:
Retirement of long-term debt	—	(250,000)
Payments for debt issuance costs	(58)	(177)
Advances from affiliates, net	—	90,069
Cash distributions to parent	(46,000)	(87,000)
Net cash used in financing activities	(46,058)	(247,108)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(31,705)	(25,202)
Contributions and advances for construction costs	412	1,138
Disposal of property, plant and equipment, net	(64)	(686)
Advances to affiliates, net	(50,216)	137,666
Net cash provided by (used in) investing activities	(81,573)	112,916

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(37,510)	$(30,806)
Changes in related accounts payable and accrued liabilities	5,805	5,604
Capital expenditures	$(31,705)	$(25,202)
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
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2019. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges that will be recognized in future periods. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019 (remainder)	$216,358
2020	419,453
2021	392,995
2022	381,785
2023	350,117
Thereafter	2,951,500
Total	$4,712,208

Accounts Receivable
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
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 15 years, with some having a term of up to 38 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
We used judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019
	(Thousands)
Lease Cost:
Operating lease cost	$557	$1,077
Variable lease cost	277	538
Total lease cost	$834	$1,615

Cash paid for amounts included in the measurement of operating lease liabilities	$591	$1,026

		June 30, 2019
		(Thousands)
Other Information:
Right-of-use assets		$17,646
Operating lease liabilities:
Current (included in Other in our Balance Sheet)		$1,274
Lease liability		$16,346
Weighted-average remaining lease term - operating leases (years)		12
Weighted-average discount rate - operating leases		5%

As of June 30, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2019 (remainder)	$980
2020	2,045
2021	2,014
2022	2,009
2023	1,943
Thereafter	14,644
Total future lease payments	23,635
Less amount representing interest	6,015
Total obligations under operating leases	$17,620

4. RATE AND REGULATORY MATTERS
FERC Developments
On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. FERC also seeks comment on, among other things, whether FERC should change its ROE policies for interstate natural gas and oil pipelines to align with its policy for electric public utilities. FERC’s action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners.  Following that decision, FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, FERC poses a series of questions and invited comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. We currently are monitoring this proceeding. Our next general rate case must be filed for new rates to become effective no later than January 1, 2023.

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2019, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of June 30, 2019, 10 compressor stations have been remediated. At June 30, 2019 we had accrued liabilities totaling approximately $1.9 million, $1.6 million recorded in Accrued liabilities - Other and $0.3 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2018 we had accrued liabilities totaling approximately $2.0 million, $1.3 million recorded in Accrued liabilities - Other and $0.7 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

6. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Transco, available to the borrowers. At June 30, 2019, no letters of credit have been issued and no loans were outstanding under the credit facility.

Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4.0 billion of unsecured commercial paper notes. At June 30, 2019, Williams had no outstanding commercial paper.
7. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $576.6 million and $623.7 million, respectively, at June 30, 2019, and $576.2 million and $577.1 million, respectively, at December 31, 2018.

8. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At June 30, 2019, our advances to Williams totaled approximately $230.6 million and at December 31, 2018, our advances to Williams totaled approximately $180.4 million. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 2.27 percent at June 30, 2019. The interest income from these advances was $1.2 million and $2.2 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2018, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $26.8 million and $48.9 million in the three and six months ended June 30, 2019, respectively, and $23.6 million and $45.7 million for the three and six months ended June 30, 2018, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income. The amount billed to us for the six months ended June 30, 2019, includes $3.2 million recognized in the second quarter for estimated severance and related costs driven by a voluntary separation program associated with a review of Williams' enterprise cost structure.
During the six months ended June 30, 2019 and 2018, we declared and paid cash distributions to our parent of $46.0 million and $87.0 million, respectively. During July 2019, we declared and paid an additional cash distribution of $32.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2019 and 2018. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $4.2 million, or 2 percent, in the first six months of 2019 as compared with the first six months of 2018 primarily due to higher natural gas storage revenues of $3.0 million ($1.4 million increase in liquefaction, $1.1 million increase in Park and Loan services and $0.4 million increase in interruptible storage services) and a $0.5 million increase in short-term fixed demand transportation services. In addition, natural gas transportation revenues increased $0.7 million resulting from a contract modification and the start of a new redelivery contract. In the periods ended June 30, 2019 and 2018, transportation services accounted for 96 percent and gas storage services accounted for 4 percent of our operating revenues.
Operating expenses increased $2.5 million, or 2 percent, for the first six months of 2019 as compared to the same period in 2018, mostly due to $3.2 million for estimated severance and related costs driven by a voluntary separation program associated with a review of Williams' enterprise cost structure, $1.0 million in higher contractor services costs related to pipeline inspection initiatives, $0.8 million in higher depreciation, and $0.6 lower capitalized labor as a result of fewer capital projects ongoing in 2019. The increase was partially offset by a decrease of $1.6 million primarily associated with a property tax adjustment and $1.5 million lower costs related to the expiration of certain levelized incremental evergreen contracts in 2018.
Interest expense decreased $1.0 million, or 7 percent, as a result of the repayment of our 6.05 percent senior notes on June 15, 2018, partially offset by the interest on the additional $250 million of 4.0 percent senior unsecured notes issued on August 24, 2018.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC
Registrant

Date:	August 1, 2019	By:	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller
(Principal Accounting Officer)