Form 10-Q
period 2019-09-30
NORTHWEST PIPELINE LLC
filed 2019-10-31
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Natural gas transportation	$107,122	$106,425	$322,470	$320,499
Natural gas storage	3,271	3,239	12,396	9,369
Other	19	15	(27)	16
Total operating revenues	110,412	109,679	334,839	329,884
OPERATING EXPENSES:
General and administrative	11,877	11,355	38,653	35,892
Operation and maintenance	24,596	19,638	61,509	53,557
Depreciation and amortization	26,922	26,657	80,529	79,466
Regulatory debits	180	372	538	2,219
Taxes, other than income taxes	3,347	3,786	11,195	12,893
Regulatory charges resulting from tax rate changes	5,944	17,585	17,637	29,737
Other (income) expenses, net	45	40	56	399
Total operating expenses	72,911	79,433	210,117	214,163

OPERATING INCOME	37,501	30,246	124,722	115,721

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,348	5,417	21,822	20,923
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,310)	(632)	(2,566)	(1,619)
Miscellaneous other (income) expenses, net	(1,043)	7	(3,117)	(654)
Total other (income) and other expenses	4,995	4,792	16,139	18,650

NET INCOME	$32,506	$25,454	$108,583	$97,071
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	36,116	42,143
Affiliated companies	22	18
Advances to affiliate	225,128	180,400
Other	487	970
Materials and supplies	9,972	10,046
Exchange gas due from others	2,563	4,581
Prepayments and other	3,440	8,591
Total current assets	277,728	246,749

PROPERTY, PLANT AND EQUIPMENT, at cost	3,573,003	3,457,982
Less-Accumulated depreciation and amortization	1,661,067	1,596,369
Total property, plant and equipment, net	1,911,936	1,861,613

OTHER ASSETS:
Deferred charges	853	1,277
Right-of-use assets	17,491	—
Regulatory assets	22,683	23,992
Total other assets	41,027	25,269

Total assets	$2,230,691	$2,133,631
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$34,897	$12,839
Affiliated companies	9,141	26,532
Accrued liabilities:
Taxes, other than income taxes	16,251	11,496
Interest	12,019	5,505
Exchange gas due to others	1,232	11,660
Customer advances	1,018	788
Other	6,195	7,386
Total current liabilities	80,753	76,206

LONG-TERM DEBT	576,807	576,168

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	89,944	69,350
Regulatory liabilities	314,891	290,430
Lease liability	16,187	—
Other	884	835
Total other noncurrent liabilities	421,906	360,615

CONTINGENT LIABILITIES AND COMMITMENTS (Note 5)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	77,333	46,750
Total member’s equity	1,151,225	1,120,642

Total liabilities and member’s equity	$2,230,691	$2,133,631
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,
	2019	2018
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	76,827	73,906
Net income	32,506	25,454
Cash distributions to parent	(32,000)	—
Balance at end of period	77,333	99,360
Total Member's Equity	$1,151,225	$1,173,252

	Nine months ended September 30,
	2019	2018
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	46,750	89,289
Net income	108,583	97,071
Cash distributions to parent	(78,000)	(87,000)
Balance at end of period	77,333	99,360
Total Member's Equity	$1,151,225	$1,173,252
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$108,583	$97,071
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80,529	79,466
Regulatory debits	538	2,219
Regulatory charges resulting from tax rate changes	17,637	29,737
Amortization of deferred charges and credits	(1,833)	658
Allowance for equity funds used during construction (equity AFUDC)	(2,058)	(1,262)
Changes in current assets and liabilities:
Trade and other accounts receivable	5,895	3,429
Affiliated receivables	(4)	1,890
Materials and supplies	74	(33)
Other current assets	7,169	4,313
Trade accounts payable	(2,669)	(449)
Affiliated payables	(17,391)	290
Other accrued liabilities	139	7,615
Changes in noncurrent assets and liabilities:
Regulatory liabilities	2,485	1,816
Other, net	2,623	(3,395)
Net cash provided by operating activities	201,717	223,365

Cash flows from financing activities:
Proceeds from long-term debt	—	246,395
Retirement of long-term debt	—	(250,000)
Payments for debt issuance costs	(59)	(1,938)
Cash distributions to parent	(78,000)	(87,000)
Net cash used in financing activities	(78,059)	(92,543)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(78,739)	(50,100)
Contributions and advances for construction costs	2,558	1,535
Disposal of property, plant and equipment, net	(2,749)	(657)
Advances to affiliates, net	(44,728)	(81,600)
Net cash used in investing activities	(123,658)	(130,822)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(102,467)	$(55,105)
Changes in related accounts payable and accrued liabilities	23,728	5,005
Capital expenditures	$(78,739)	$(50,100)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest is indirectly owned by The Williams Companies, Inc. (Williams).
General
The accompanying unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto in our 2018 Annual Report on Form 10‑K.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (See Note 3).
We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $17.8 million lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases. We also evaluated ASU 2016-02’s available practical expedients on adoption and have generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and nonlease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for us for interim and annual periods beginning after December 15, 2019. We plan to adopt as of January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we have analyzed our historical credit loss experience and continue to develop and implement processes, procedures and internal controls in order to make the necessary credit loss assessments and required disclosures upon adoption.

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
We do not have any material contract assets or material contract liabilities.
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2019. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges that will be recognized in future periods. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Thousands)
2019 (remainder)	$110,768
2020	430,425
2021	404,452
2022	393,618
2023	362,300
Thereafter	3,164,230
Total	$4,865,793

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.

3. LEASES
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions. We recognize a lease liability with an offsetting right-of-use asset in our Balance Sheet for operating leases based on the present value of the future lease payments. As an accounting policy, we have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
	(Thousands)
Lease Cost:
Operating lease cost	$556	$1,633
Variable lease cost	277	815
Total lease cost	$833	$2,448

Cash paid for amounts included in the measurement of operating lease liabilities	$524	$1,550

		September 30, 2019
		(Thousands)
Other Information:
Right-of-use assets		$17,491
Operating lease liabilities:
Current (included in Other in our Balance Sheet)		$1,309
Lease liability		$16,187
Weighted-average remaining lease term - operating leases (years)		12
Weighted-average discount rate - operating leases		4.73%

As of September 30, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2019 (remainder)	$484
2020	2,075
2021	2,044
2022	2,039
2023	1,973
Thereafter	14,685
Total future lease payments	23,300
Less amount representing interest	5,804
Total obligations under operating leases	$17,496

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2019, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2019, 10 compressor stations have been remediated. At September 30, 2019 we had accrued liabilities totaling approximately $1.9 million, $1.1 million recorded in Accrued liabilities - Other and $0.8 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2018 we had accrued liabilities totaling approximately $2.0 million, $1.3 million recorded in Accrued liabilities - Other and $0.7 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

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

6. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Transco, available to the borrowers. At September 30, 2019, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4.0 billion of unsecured commercial paper notes. At September 30, 2019, Williams had no outstanding commercial paper.
7. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $576.8 million and $631.2 million, respectively, at September 30, 2019, and $576.2 million and $577.1 million, respectively, at December 31, 2018.

8. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At September 30, 2019, our advances to Williams totaled approximately $225.1 million and at December 31, 2018, our advances to Williams totaled approximately $180.4 million. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 1.92 percent at September 30, 2019. The interest income from these advances was $1.1 million and $3.4 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $25.9 million and $74.8 million in the three and nine months ended September 30, 2019, respectively, and $22.5 million and $68.3 million for the three and nine months ended September 30, 2018, respectively, for these services. Such expenses are primarily included in General and administrative and

Operation and maintenance expenses on the accompanying Statement of Net Income. The amount billed to us for the nine months ended September 30, 2019, includes $5.7 million for estimated severance and related costs driven by a voluntary separation program associated with a review of Williams' enterprise cost structure.
During the nine months ended September 30, 2019 and 2018, we declared and paid cash distributions to our parent of $78.0 million and $87.0 million, respectively. During October 2019, we declared and paid an additional cash distribution of $32.0 million to our parent.
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

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2019 and 2018. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Our operating revenues increased $5.0 million, or 2 percent, in the first nine months of 2019 as compared with the first nine months of 2018 primarily due to higher natural gas storage revenues of $3.0 million ($1.5 million increase in liquefaction, $1.2 million increase in Park and Loan services and $0.4 million increase in interruptible storage services). In addition, natural gas transportation revenues increased $2.0 million resulting from the start of a new redelivery contract and a contract modification. In the periods ended September 30, 2019 and 2018, transportation services accounted for 96 percent and gas storage services accounted for 4 percent of our operating revenues.
Operating expenses decreased $4.0 million, or 2 percent, for the first nine months of 2019 as compared to the same period in 2018. This is mostly due to a $12.1 million regulatory charge related to establishing a regulatory liability associated with a decrease in our estimated state tax rate following the WPZ Merger in September 2018, $1.7 million primarily associated with a property tax adjustment and $1.7 million lower costs related to the expiration of certain levelized incremental evergreen contracts in 2018. These decreases are partially offset by $5.7 million for estimated severance and related costs driven by a voluntary separation program associated with a review of Williams' enterprise cost structure, $1.8 million in higher other costs including lubrication, electricity usage at our LNG facility due to increased operating hours along with higher fleet, contractor services and rental costs, $1.8 million increase in allocations from Williams’ for services provided, $1.1 million in higher depreciation, and $0.8 million lower capitalized labor.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On August 27, 2018, Northwest Pipeline LLC received a Notice of Violation/Cease and Desist Order (NOV) from the Water Quality Control Division of the Colorado Department of Public Health & Environment (the Division) regarding certain alleged violations of the Colorado Water Quality and Control Act and its General Permit under the Colorado Discharge Permit System related to its stormwater management practices at two construction sites. On March 4, 2019, the Division provided Northwest with its initial penalty calculation, proposing a penalty of approximately $81,000 in settlement of all violations alleged in the NOV. Northwest reached a final settlement with the Division and the payment of $81,000 was made to the Division on September 16, 2019.
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
104*
Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC
Registrant

Date:	October 31, 2019	By:	/s/ Kathleen R. Hambleton
Kathleen R. Hambleton
Controller
(Principal Accounting Officer)