Form 10-K
period 2019-12-31
NORTHWEST PIPELINE LLC
filed 2020-02-24
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-7414
NORTHWEST PIPELINE LLC
(Exact name of registrant as specified in its charter)

Delaware		26-1157701
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

295 Chipeta Way
Salt Lake City	Utah	84108
(Address of principal executive offices)		(Zip Code)
801 583-8800
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 472,000 horsepower. At December 31, 2019, we had long-term firm transportation contracts and storage redelivery agreements, with aggregate capacity reservations of approximately 3.9 MMdth of natural gas per day.
We own a one-third undivided interest in the Jackson Prairie underground storage facility located near Chehalis, Washington. We have a contract with a third party under which we contract for natural gas storage services in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. We also own and operate a Liquefied Natural Gas (LNG) storage facility near Plymouth, Washington. We have approximately 14.2 MMdth of working natural gas storage capacity through these three storage facilities, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable us to balance daily receipts and deliveries and provide storage services to our customers.
We transport and store natural gas for a broad mix of customers, including public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. We offer firm and interruptible transportation and storage service. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. During 2019, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation, which accounted for approximately 27.1 percent, 10.9 percent, and 10.4 percent, respectively, of our total operating revenues for the year ended December 31, 2019. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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

Pipeline Projects

The North Seattle Lateral Upgrade (Project) involved expanding delivery capabilities of Northwest’s North Seattle Lateral. On July 19, 2018, we received the FERC order granting a certificate of public convenience and necessity. The Project consisted of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We placed the Project in service on November 15, 2019. The project increased the North Seattle lateral capacity by approximately 159 MDth/d.
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
Tax Reform Rates charged to our customers are subject to the rate-making policies of the FERC. These policies permit an interstate pipeline to include in its cost-of-service an income tax allowance that includes a deferred income tax component. The Tax Cuts and Jobs Act signed into law on December 22, 2017 (Tax Reform), among other things, reduced the corporate federal income tax rates. As part of our Settlement discussed above, we agreed with our customers to record a regulatory asset or liability for federal income tax rate increases or decreases due to subsequent legislation, such as Tax Reform. Therefore, a regulatory liability of $23.6 million is recorded annually beginning in 2018, plus accrued interest of $2.4 million as of December 31, 2019, and is included within Regulatory Liabilities in our Balance Sheet. This liability will be amortized over a five-year period, coincidental with the next rate case going into effect.
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
FERC Developments
On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how the FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. The FERC also seeks comment on, among other things, whether the FERC should change its ROE policies for interstate natural gas and oil pipelines to align with its policy for electric public utilities. The FERC’s action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners.  Following that decision, the FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, the FERC poses a series of questions and invited comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. We note that the FERC issued an order in November 2019 in a proceeding involving rates for an electric transmission owner that previously had been established based on the orders remanded by the court. In that recent order, the FERC decided to rely on two financial models to establish ROEs for the affected utilities: the two-step Discounted Cash Flow model and the Capital Asset Pricing Model, rather than the four financial models discussed in the remanded proceedings. We currently are monitoring this proceeding.

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

Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2020 associated with this program will be approximately $11 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Development and rate of adoption of alternative energy sources;

•	The strength and financial resources of our competitors and the effects of competition;

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction related inputs including skilled labor;

•
The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices:

•	The physical and financial risks associated with climate change;

•	Our exposure to the credit risk of our customers and counterparties;

•	Our ability to successfully expand our facilities and operations;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and investment opportunities in accordance with our capital expenditure budget;

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in the current geopolitical situation;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
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
Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected..
We face pressures from stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in the Williams’ 2018 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.

Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.
The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.
We may be subject to physical and financial risks associated with climate change.
The threat of global climate change may create physical and financial risks to our business. Energy needs vary with weather conditions. To the extent weather conditions may be affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.
Additionally, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could damage our physical assets, especially operations located in low-lying areas near river-banks, and facilities situated in rain-susceptible regions.
To the extent financial markets view climate change and greenhouse gas (“GHG”) emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services. Our business could also be affected by the potential for lawsuits against GHG emitters, based on links drawn between GHG emissions and climate change.
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

In addition, climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency (EPA) or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emissions controls on our facilities, or administer and manage any GHG emissions program. We believe it is possible that future governmental legislation and/or regulation may require us either to limit GHG emissions associated with our operations or to purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require us to reduce emissions or to purchase allowances for such emissions.
In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than and/or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted. Future legislation and/or regulation designed to reduce GHG emissions could make some of our activities uneconomic to maintain or operate. We continue to monitor legislative and regulatory developments in this area and otherwise take efforts to limit and reduce GHG emissions from our facilities. Although the regulation of GHG emissions may have a material impact on our operations and rates, we believe it is premature to attempt to quantify the potential costs of the impacts.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2019, our largest customer, Puget Sound Energy, Inc., accounted for approximately 27.1 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, are required to make pre-payments or provide security to satisfy credit concerns, or are dependent upon us, in some cases without a readily available alternative to provide necessary services. However, our credit procedures and policies cannot completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers have been or could be negatively impacted causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups and other advocates. In some instances, we encounter opposition which disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
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
Chemical substances in the natural gas our pipeline systems transport could cause damage or affect the ability of our pipeline systems or third-party equipment to function properly, which may result in increased preventative and corrective action costs and may impact our relationships with our customers.
We have identified the presence of a chemical substance, dithiazine, in facilities located on our system.The facilities in which dithiazine has been detected on our system are located downstream of the interconnecting and unaffiliated pipeline of Gas Transmission Northwest (GTN), which has reported the presence of dithiazine in its system. Therefore, we believe that the dithiazine found in our system is attributable to gas received from GTN.
Dithiazine may result in improper functioning of equipment if not cleaned properly. We may incur costs and experience operational delays in connection with cleaning dithiazine from our systems. Some of our customers downstream of our facilities have also detected dithiazine in their facilities and any impacts on affected customers may impact our relationships with those customers.
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
Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans, dividends and distributions paid to it by its subsidiaries. Due to our relationship with Williams, our ability to obtain credit will be affected by Williams’ credit ratings. If Williams were to experience a deterioration in its credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any downgrading of a Williams credit rating could result in a downgrading of our credit rating. A downgrading of a Williams credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion), as of December 31, 2019, was $577.0 million.
The agreements governing our indebtedness contain covenants that restrict our ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to make certain distributions during the continuation of an event of default and to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ debt agreements contain similar covenants with respect to such entities and their respective subsidiaries, including us.
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
As we have no employees, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs for defined benefit pension plans and other postretirement benefit plans. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our results of operations and financial condition.

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
At December 31, 2019, we were indirectly owned by Williams.
We paid $110.0 million and $174.0 million in cash distributions to our parent during 2019 and 2018, respectively. During January 2020, we declared and paid cash distributions of $45.0 million to our parent.

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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.
Regulatory Accounting
We are regulated by the FERC. The Accounting Standards Codification Topic (ASC) 980, Regulated Operations (Topic 980) provides that rate-regulated public utilities account for and report regulatory assets and liabilities consistent with the economic effect of the way in which regulators establish rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Net Income (Loss) for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Balance Sheet is $22.9 million at December 31, 2019. The aggregate amount of regulatory liabilities reflected in the Balance Sheet is $327.5 million at December 31, 2019.
In December 2017, Tax Reform was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers currently permit the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform, the WPZ Merger, as well as the collection of historical rates that reflected historical federal and state income tax rates, we expect we will be required to return amounts to certain customers through future rates and therefore we have federal and state regulatory liabilities of $206.5 million and $12.1 million, respectively, at December 31, 2019. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2019 and 2018. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues increased $0.8 million, or 0.2 percent, in 2019 as compared with 2018 primarily due to:

•	$3.4 million of higher natural gas transportation revenues due to the start of a new redelivery contract and a contract terms modification,

•	$3.1 million in higher natural gas storage revenues which primarily consists of a $1.6 million increase in liquefaction and a $1.2 million increase in Park and Loan services,

•
Mostly offset by a $6.2 million reduction in natural gas transportation revenue as a result of correcting our contract liabilities. Please see “Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements: Note 2. Revenue Recognition”.

Transportation service accounted for 96 percent and gas storage service accounted for 4 percent of our operating revenues in 2019 and 97 percent and 3 percent, respectively, in 2018.
Operating Expenses decreased $7.5 million, or 2.6 percent, in 2019 as compared with 2018, mostly due to:

•	the absence of a $12.1 million regulatory charge related to establishing a regulatory liability associated with a decrease in our estimated state tax rate following the WPZ Merger in September 2018,

•	$2.9 million lower property taxes, primarily associated with a property tax adjustment and rate decreases in 2019,

•	$2.1 million lower operations and maintenance labor and benefits, and

•	$1.2 lower costs related to the expiration of certain levelized incremental evergreen expansion contracts in 2018.

•
Partially offset by a $7.0 million increase in employee labor and benefits costs due to labor and related severance costs driven by a voluntary separation program associated with a review of Williams’ enterprise cost structure,

•	$1.9 million in higher depreciation due to increased plant additions,

•	$1.2 million in higher compression operating costs, mainly contract services, higher lubricant and materials and supplies costs, and

•	$1.0 million higher contract services and consultants costs related to environmental, health and safety.
Other (income) and other expenses had a favorable change of $2.9 million, or 12 percent, in 2019 primarily due to higher interest income as a result of a higher intercompany note receivable balance.
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
We are a participant in Williams’s cash management program, and we make advances to and receive advances from Williams. At December 31, 2019, our advances to Williams totaled approximately $201.3 million. These advances are represented by demand notes.
Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 6. Debt, Financing Arrangements, and Leases – Credit Facility and Note 9. Transactions with Major Customers and Affiliates – Related Party Transactions.”
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2020 capital expenditures will be approximately $56 million, the majority of which is considered nondiscretionary due to legal, regulatory, and/or contractual requirements. In 2020, we expect to fund our capital expenditures with cash from operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature as shown on the following table (in thousands of dollars):

December 31, 2019
Fixed rates on long-term debt:
7.125% unsecured debentures due 2025	$85,000
4.0% unsecured debentures due 2027	500,000
585,000
Unamortized debt issuance costs	(4,083)
Unamortized debt discount	(3,872)
Total long-term debt, including current portion	$577,045
Our total long-term debt at December 31, 2019 had a carrying value of $577.0 million and a fair market value of $637.8 million. As of December 31, 2019, the weighted-average interest rate on our long-term debt was 4.45 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Management Committee and Member of Northwest Pipeline LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Northwest Pipeline LLC (the Company) as of December 31, 2019 and 2018, the related statements of net income (loss), member’s equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Houston, Texas
February 24, 2020

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME (LOSS)
(Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES:
Natural gas transportation	$428,656	$430,730	$460,934
Natural gas storage	15,975	12,852	12,399
Other	(209)	36	73
Total operating revenues	444,422	443,618	473,406
OPERATING EXPENSES:
General and administrative	51,665	50,653	54,512
Operation and maintenance	81,736	75,237	78,085
Depreciation and amortization	107,951	106,073	102,084
Regulatory debits	1,107	2,334	4,857
Taxes, other than income taxes	14,388	17,507	17,889
Regulatory charges resulting from tax rate changes	23,580	35,680	206,547
Other expenses, net	47	444	195
Total operating expenses	280,474	287,928	464,169
OPERATING INCOME	163,948	155,690	9,237
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	29,232	27,987	33,015
Allowance for equity and borrowed funds used during construction	(3,418)	(2,183)	(1,444)
Miscellaneous other (income) expenses, net	(4,533)	(1,575)	5,500
Total other (income) and other expenses	21,281	24,229	37,071

NET INCOME (LOSS)	$142,667	$131,461	$(27,834)

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	40,066	42,143
Affiliated companies	109	18
Advances to affiliate	201,265	180,400
Other	1,962	970
Materials and supplies	9,683	10,046
Exchange gas due from others	5,534	4,581
Prepayments and other	3,346	8,591
Total current assets	261,965	246,749
PROPERTY, PLANT AND EQUIPMENT, at cost	3,593,186	3,457,982
Less-Accumulated depreciation	1,673,315	1,596,369
Total property, plant and equipment, net	1,919,871	1,861,613
OTHER ASSETS:
Deferred charges	1,075	1,277
Regulatory assets	21,935	23,992
Right-of-use assets	18,101	—
Total other assets	41,111	25,269
Total assets	$2,222,947	$2,133,631

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$15,635	$12,839
Affiliated companies	9,172	26,532
Accrued liabilities:
Taxes, other than income taxes	9,913	11,496
Interest	5,505	5,505
Exchange gas due to others	4,468	11,660
Customer advances	4,109	788
Other	6,990	7,386
Total current liabilities	55,792	76,206
LONG-TERM DEBT	577,045	576,168
OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	91,251	69,350
Regulatory liabilities	323,032	290,430
Lease liability	16,823	—
Other	5,695	835
Total other noncurrent liabilities	436,801	360,615
CONTINGENT LIABILITIES AND COMMITMENTS (Note 5)
MEMBER'S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	79,417	46,750
Total member’s equity	1,153,309	1,120,642
Total liabilities and member’s equity	$2,222,947	$2,133,631

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	46,750	89,289	303,123
Net income (loss)	142,667	131,461	(27,834)
Cash distributions to parent	(110,000)	(174,000)	(186,000)
Balance at end of period	79,417	46,750	89,289
Total member’s equity	$1,153,309	$1,120,642	$1,163,181

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income (Loss)	$142,667	$131,461	$(27,834)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	107,951	106,073	102,084
Regulatory debits	1,107	2,334	4,857
Regulatory charges resulting from tax rate changes	23,580	35,680	206,547
Amortization of deferred charges and credits	(2,806)	954	2,687
Allowance for equity funds used during construction (equity AFUDC)	(2,744)	(1,703)	(1,104)
Changes in current assets and liabilities:
Trade and other accounts receivable	(1,528)	(1,611)	1,798
Affiliated receivables	(91)	1,903	(600)
Materials and supplies	363	39	22
Other current assets	4,311	4,494	(687)
Trade accounts payable	(1,497)	1,753	271
Affiliated payables	(17,360)	15,234	4,005
Other accrued liabilities	(8,056)	881	1,856
Changes in noncurrent assets and liabilities:
Regulatory liabilities	3,493	2,530	3,503
Other, net	8,570	(4,894)	720
Net cash provided by operating activities	257,960	295,128	298,125
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	246,395	249,102
Retirement of long-term debt	—	(250,000)	(185,000)
Payments for debt issuance costs	(59)	(2,498)	(2,207)
Cash distributions to parent	(110,000)	(174,000)	(186,000)
Net cash used in financing activities	(110,059)	(180,103)	(124,105)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures*	(128,440)	(73,487)	(81,217)
Contributions and advances for construction costs	4,805	2,075	872
Disposal of property, plant and equipment, net	(3,401)	(879)	(1,146)
Advances to affiliates, net	(20,865)	(42,734)	(92,529)
Net cash used in investing activities	(147,901)	(115,025)	(174,020)
NET (DECREASE) INCREASE IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(132,260)	$(73,105)	$(80,355)
Changes in related accounts receivable, accounts payable, and accrued liabilities	3,820	(382)	(862)
Capital expenditures	$(128,440)	$(73,487)	$(81,217)

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
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent. Rates charged to our customers currently permit the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform, the WPZ Merger, as well as the collection of historical rates that reflected historical federal and state income tax rates, we expect we will be required to return amounts to certain customers through future rates and therefore we have federal and state regulatory liabilities of $206.5 million and$12.1 million, respectively, at December 31, 2019. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing services.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition (subsequent to adoption of ASC 606 effective January 1, 2018)
Our customers are comprised of public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers.
Service revenue contracts from our gas pipeline business contain a series of distinct services, with the majority of our contracts having a single performance obligation that is satisfied over time as the customer simultaneously receives and consumes the benefits provided by our performance.
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
Service Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Most of our firm transportation and storage agreements provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas scheduled, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended beyond the specified contract term and until terminated generally by either us or the customer, but in certain cases unilaterally by the customer, with advance notice of termination ranging from one to five years. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one month periods or less. Our performance obligations include the following:

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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2019, we had no such rate refund liabilities.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Contract Liabilities
Our contract liabilities consist of a fixed rate facility charge billed to customers that declines annually as specified per the tariff.  These liabilities are classified as current or non-current according to when such amounts are expected to be recognized.  Current and non-current liabilities are included within Accrued Liabilities and Other Noncurrent Liabilities, respectively, in our Balance Sheet.
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
Leases (subsequent to the adoption of ASU 2016-02 effective January 1, 2019)
We recognize a lease liability with an offsetting right-of-use asset in our Balance Sheet for operating leases based on the present value of the future lease payments. We have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 15 years, but a certain land lease has a term of 38 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

We use judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2019, 2018, and 2017 are as follows:

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
We recorded regulatory debits totaling $1.1 million in 2019, $2.3 million in 2018, and $4.9 million in 2017 in the accompanying Statement of Net Income (Loss). These debits relate primarily to the levelized depreciation adjustment for the Evergreen Expansion Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2019 and 2018 were $90.9 million and $86.4 million, respectively. The regulatory asset is expected to be fully recovered through the negative salvage component of depreciation included in our rates; as such, that amount of the negative salvage component of accumulated depreciation has been reclassified and netted against the amount of the ARO regulatory asset.
Impairment of Long-lived Assets
We evaluate long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, our management’s estimate of undiscounted future cash flows attributable to the assets is compared to the carrying

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to considering the likelihood of different cash flow assumptions. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
For assets identified to be disposed of in the future and considered held for sale in accordance with the ASC Property, Plant, and Equipment (Topic 360), we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change.
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
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.7 million for 2019, $0.5 million for 2018, and $0.3 million for 2017. The allowance for equity funds was $2.7 million, $1.7 million, and $1.1 million for 2019, 2018, and 2017, respectively.
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
Materials and Supplies Inventory
All inventories are stated at average cost. We perform an annual review of materials and supplies inventories, including an analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2019 and 2018.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans (See Note 7 - Benefit Plans). Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us, and thus paid by us, is based on our share of net periodic benefit cost.
Cash Flows from Operating Activities and Cash Equivalents
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.
Interest Payments
Cash payments for interest, net of interest capitalized, were $26.2 million in 2019, $25.4 million in 2018, and $31.9 million in 2017.
Accounting Standards Issued and Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued (ASU) 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to prior lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in Accounting Standards Codification (ASC) Topic 840 “Leases.”
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (See Note 3 – Leases).
We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $17.8 million lease liability and offsetting right-of-use asset in our Balance Sheet for operating leases at January 1, 2019. We also evaluated ASU 2016-02’s available practical expedients on adoption and have generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and nonlease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for us for interim and annual periods beginning after December 15, 2019. We are adopting ASU 2016-13 effective January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we have analyzed our historical credit loss experience and considered current conditions and reasonable forecasts, in developing our expected credit loss rate,continue to develop and implement processes, procedures, and internal controls in order to make the necessary credit loss assessments and required disclosures upon adoption.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income (Loss).
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

December 31, 2019
(Thousands)
Balance at beginning of period	$—
Recorded contract liabilities	5,464
Balance at end of period	$5,464

Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2019. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges that will be recognized in future periods. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2019.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020	$854	$432,335
2021	938	412,380
2022	1,029	396,156
2023	1,120	363,448
2024	1,218	330,332
Thereafter	305	2,881,457
Total	$5,464	$4,816,108

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

Twelve Months Ended December 31,
2019
(Thousands)
Lease Cost:
Operating lease cost	$2,234
Variable lease cost	1,107
Total lease cost	$3,341

Cash paid for amounts included in the measurement of operating lease liabilities	$2,064

December 31, 2019
(Thousands)
Other Information:
Right-of-use assets	$18,101
Operating lease liabilities:
Current (included in Other in our Balance Sheet)	$1,356
Lease liability	$16,823
Weighted-average remaining lease term - operating leases (years)	13
Weighted-average discount rate - operating leases	4.80%

Prior to adopting ASU 2016-02, total rent expense was $2.8 million in 2018 and $3.5 million in 2017 and primarily included in Operation and maintenance and Administrative and general expenses in the Statement of Net Income (Loss).

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2020	$2,106
2021	2,076
2022	2,072
2023	2,007
2024	2,024
Thereafter	14,948
Total future lease payments	25,233
Less amount representing interest	7,054
Total obligations under operating leases	$18,179

4. RATE AND REGULATORY MATTERS
FERC Developments
On March 21, 2019, the FERC issued a Notice of Inquiry (NOI) in Docket No. PL19-4-000, seeking comments regarding whether and, if so, how FERC should revise its policies for determining the base return on equity (ROE) used in setting rates charged by jurisdictional public utilities. FERC also seeks comment on, among other things, whether FERC should change its ROE policies for interstate natural gas and oil pipelines to align with its policy for electric public utilities. FERC’s action follows a decision from the United States Court of Appeals for the District of Columbia Circuit, which vacated and remanded a series of earlier FERC orders establishing a new base ROE for certain electric transmission owners.  Following that decision, FERC proposed in the remanded proceedings that it rely on four financial models to establish ROEs for the affected utilities rather than rely primarily on its long-used, two-step Discounted Cash Flow model. In the NOI, FERC poses a series of questions and invited comments on this proposed new approach, including whether it should apply the new approach to future proceedings involving interstate natural gas and oil pipeline ROEs. We note that FERC issued an order in November 2019 in a proceeding involving rates for an electric transmission owner that previously had been established based on the orders remanded by the court. In that recent order, FERC decided to rely on two financial models to establish ROEs for the affected utilities: the two-step Discounted Cash Flow model and the Capital Asset Pricing Model, rather than the four financial models discussed in the remanded proceedings. We currently are monitoring this proceeding.
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2019, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of December 31, 2019, 10 compressor stations have been remediated. At December 31, 2019 we had accrued liabilities totaling approximately $1.2 million, $0.1 million in current liabilities and $1.1 million in other noncurrent liabilities and at December 31, 2018 approximately $2.0 million, $1.3 million in current liabilities and $0.7 million in other noncurrent liabilities for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
6. DEBT AND FINANCING ARRANGEMENTS
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

	December 31,
	2019	2018
	(Thousands of Dollars)
7.125% unsecured debentures due 2025	$85,000	$85,000
4.0% unsecured debentures due 2027	500,000	500,000
Debt issuance costs	(4,083)	(4,507)
Unamortized debt discount	(3,872)	(4,325)
Total long-term debt	$577,045	$576,168

There are no maturities applicable to long-term debt outstanding through 2024.
No property is pledged as collateral under any of our long-term debt.
Restrictive Debt Covenants
At December 31, 2019, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Issuance and Retirement of Long-Term Debt
On August 24, 2018, we issued $250 million of 4.0 percent senior unsecured notes to investors in a private debt placement. The notes are an additional issuance of the existing 4.0 percent senior unsecured notes due 2027. In the fourth quarter of 2018, we filed a registration statement and completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.
We retired $250 million of 6.05 percent senior unsecured notes that matured on June 15, 2018.
Credit Facility
On July 13, 2018, we, along with Williams and Transco (the “borrowers”), the lenders named therein, and an administrative agent entered into a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. The facility made available under the Credit Agreement is initially available for five years from the Credit Agreement Effective Date (the “Maturity Date”). The borrowers may request an extension of the Maturity Date for an additional one-year period up to two times, to allow a Maturity Date as late as the seventh anniversary of the Credit Agreement Effective Date, subject to certain conditions. The Credit Agreement allows for same day swingline borrowings up to an aggregate amount of $200 million, subject to other utilization of the aggregate commitments under the Credit Agreement. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Transco, available to the borrowers. At December 31, 2019, no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.
Measured as of December 31, 2019, we are in compliance with our financial covenant under the credit facility.
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
Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4.0 billion of unsecured commercial paper notes. At December 31, 2019, Williams had no outstanding commercial paper.
7. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below (See Note 9 - Transactions With Major Customers and Affiliates).
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams were $2.2 million in 2019, $3.9 million in 2018 and $5.2 million in 2017. Included in our pension costs are settlement charges of $1.3 million and $3.0 million in 2018 and 2017, respectively. These amounts reflect the portion of the Williams’ settlement charged directly to us which was required as a result of lump-sum benefit payments made under Williams’ program to pay out certain deferred vested pension benefits, as well as lump-sum benefit payments made throughout 2018 and

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

2017. In addition, we were charged $0.7 million and $1.1 million in 2018 and 2017, respectively, of allocated corporate expenses associated with the settlement charges.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 are eligible for subsidized retiree health care benefits. During 2019, 2018, and 2017, we received credits from Williams related to retiree health care and life insurance benefits of $1.5 million, $2.1 million and $3.5 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any difference between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amount of other postretirement benefits costs deferred as a regulatory liability at December 31, 2019 and 2018 are $37.7 million and $36.2 million, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $1.8 million in 2019, $1.9 million in 2018 and $2.1 million in 2017 for Williams’ company contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was $1.5 million, $1.8 million and $1.9 million, respectively, excluding amounts allocated from WPZ and Williams.

8. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value, because of the short-term nature of these instruments.
Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $577.0 million and $637.8 million, respectively, at December 31, 2019, and $576.2 million and $577.1 million, respectively, at December 31, 2018.

9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

	Years Ended December 31,
	2019	2018	2017
	(Thousands of Dollars)
Puget Sound Energy, Inc.	$121,792	$115,238	$120,226
Northwest Natural Gas Company	48,891	49,126	51,743
Cascade Natural Gas Corporation	46,969	46,164	48,071

Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
We are a participant in Williams’ cash management program. At December 31, 2019 and 2018, the advances due to us by Williams totaled approximately $201.3 million and $180.4 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to Affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 1.49 percent at December 31, 2019. The interest income from these advances was $4.1 million, $2.0 million, and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income (Loss).
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $96.2 million, $92.7 million, and $96.5 million in the years ended December 31, 2019, 2018, and 2017, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income (Loss).
During 2019, 2018, and 2017, we declared and paid cash distributions to our parent of $110.0 million, $174.0 million, and $186.0 million, respectively. During January 2020, we declared and paid cash distributions of $45.0 million to our parent.
10. ASSET RETIREMENT OBLIGATIONS
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
During 2019 and 2018, our overall asset retirement obligation changed as follows (in thousands):

	2019	2018
Beginning balance	$69,350	$67,100
Accretion	4,605	4,359
Changes in estimates of existing obligations (1)	17,307	(2,095)
Property dispositions/obligations settled	(11)	(14)
Ending balance	$91,251	$69,350

(1)
Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rates, current estimates for removal costs, the estimated remaining life of assets, and discount rates. The increase in 2019 is primarily due to an increase in the inflation rate, a decrease in the discount rate, and an increase in the estimated remaining life of the ARO assets.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

11. REGULATORY ASSETS AND LIABILITIES
Our regulatory assets and liabilities result from our application of the provisions of ASC Topic 980 and are reflected on our Balance Sheet. Current regulatory assets are included in Prepayments and other. Current regulatory liabilities are included in Exchange gas due to others. These balances are presented on our Balance Sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2019 and 2018:

	2019	2018
	(Thousands of Dollars)
Current regulatory assets:
Levelized depreciation	$978	$414
Fuel Recovery	—	6,619
Total current regulatory assets	978	7,033
Noncurrent regulatory assets:
Grossed-up deferred taxes on equity funds used during construction	5,498	5,883
Levelized depreciation	16,437	18,109
Total noncurrent regulatory assets	21,935	23,992
Total regulatory assets	$22,913	$31,025

Current regulatory liabilities:
Fuel recovery	$4,121	$—
Noncurrent regulatory liabilities:
Postretirement benefits	37,722	36,154
Deferred federal taxes-liability	206,527	206,527
Deferred state taxes - liability	12,120	12,120
Customer tax refund	49,598	24,094
Asset retirement obligations, net	17,065	11,535
Total noncurrent regulatory liabilities	323,032	290,430
Total regulatory liabilities	$327,153	$290,430

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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Postretirement Benefits We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates (See Note 7 - Benefit Plans).
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
Customer Tax Refund In our 2017 Settlement, which became effective January 1, 2018, we agreed with our customers that if federal income tax rates decreased due to subsequent legislation, such as Tax Reform enacted in 2017, we would record a regulatory liability. As a result of Tax Reform, the regulatory liability will be $23.6 million annually plus accrued interest ($2.4 million at December 31, 2019) for the period beginning January 1, 2018 and continuing through the time that our current rates remain effective.
Asset Retirement Obligations, net This regulatory liability balance reflects the amount that we have recovered in our rates related to our future retirement costs offset by depreciation of the ARO asset and changes in the ARO liability due to the passage of time. AROs are expected to be fully recovered through the net negative salvage component of depreciation included in our rates (See Note 10 - Asset Retirement Obligations).

NORTHWEST PIPELINE LLC
QUARTERLY FINANCIAL DATA
(Unaudited)
The following is a summary of unaudited quarterly financial data for 2019 and 2018:

	Quarter of 2019
	First	Second	Third	Fourth
	(Thousands of Dollars)
Operating revenues	$114,064	$110,363	$110,412	$109,583
Operating income	48,729	38,492	37,501	39,226
Net income	42,987	33,090	32,506	34,084

	Quarter of 2018
	First	Second	Third (1)	Fourth
	(Thousands of Dollars)
Operating revenues	$111,926	$108,279	$109,679	$113,734
Operating income	45,967	39,507	30,246	39,970
Net income	38,795	32,822	25,454	34,390

(1)	Includes a $12.1 million regulatory charge related to establishing a regulatory liability associated with a decrease in our estimated state tax rate following the WPZ Merger.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2019	2018
	(Thousands of Dollars)
Audit fees	$600	$800
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$600	$800
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

Page Reference to 2019 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Net Income (Loss) for the Years Ended December 31, 2019, 2018, and 2017	25

Balance Sheet at December 31, 2019 and 2018	26

Statement of Member’s Equity for the Years Ended December 31, 2019, 2018, and 2017	28

Statement of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017	29

Notes to Financial Statements	30

Not covered by reports of independent auditors:

Quarterly Financial Data (Unaudited)	45
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

Date: February 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Scott A. Hallam	Management Committee Member and Senior Vice President (Principal Executive Officer)
Scott A. Hallam

/s/ John D. Porter	Vice President and Chief Accounting Officer (Principal Financial Officer)
John D. Porter

/s/ Kathleen R. Hambleton	Controller
Kathleen R. Hambleton	(Principal Accounting Officer)

Date: February 24, 2020