Form 10-Q
period 2020-03-31
NORTHWEST PIPELINE LLC
filed 2020-05-04
CIK 110019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

NORTHWEST PIPELINE LLC
FORM 10-Q

FORWARD-LOOKING STATEMENTS
The reports, filings, and other public announcements of Northwest Pipeline LLC may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Rate case filings;

i

•	Natural gas prices, supply, and demand;

•	Demand for our services; and

•	The impact of the novel coronavirus (COVID-19) pandemic.
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

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•	The physical and financial risks associated with climate change;

•	Our exposure to the credit risk of our customers and counterparties;

•	Our ability to successfully expand our facilities and operations;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and investment opportunities in accordance with our capital expenditure budget;

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in the current geopolitical situation;

•	The risks resulting from outbreaks or other public health crises, including COVID-19;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 24, 2020, as supplemented by the disclosure in Part II, Item 1.A. Risk Factors in this Quarterly Report on Form 10-Q.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2020	2019
OPERATING REVENUES:
Natural gas transportation	$112,021	$109,883
Natural gas storage	3,346	4,242
Other	(21)	(61)
Total operating revenues	115,346	114,064
OPERATING EXPENSES:
General and administrative	12,699	12,720
Operation and maintenance	15,499	16,315
Depreciation and amortization	28,060	26,777
Regulatory debits	291	180
Taxes, other than income taxes	4,120	3,398
Regulatory charges resulting from tax rate changes	5,814	5,814
Other (income) expenses, net	(2)	131
Total operating expenses	66,481	65,335

OPERATING INCOME	48,865	48,729

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,451	7,184
Allowance for equity and borrowed funds used during construction (AFUDC)	(298)	(506)
Miscellaneous other (income) expenses, net	(1,092)	(936)
Total other (income) and other expenses	6,061	5,742

NET INCOME	$42,804	$42,987
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	38,677	40,066
Affiliated companies	80	109
Advances to affiliate	234,687	201,265
Other	912	1,962
Materials and supplies	9,770	9,683
Exchange gas due from others	2,260	5,534
Prepayments and other	2,781	3,346
Total current assets	289,167	261,965

PROPERTY, PLANT AND EQUIPMENT, at cost	3,594,941	3,593,186
Less-Accumulated depreciation and amortization	1,697,283	1,673,315
Total property, plant and equipment, net	1,897,658	1,919,871

OTHER ASSETS:
Deferred charges	1,595	1,075
Right-of-use assets	21,320	21,935
Regulatory assets	17,754	18,101
Total other assets	40,669	41,111

Total assets	$2,227,494	$2,222,947
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$8,634	$15,635
Affiliated companies	7,864	9,172
Accrued liabilities:
Taxes, other than income taxes	12,426	9,913
Interest	12,019	5,505
Exchange gas due to others	684	4,468
Customer advances	6,872	4,109
Other	4,902	6,990
Total current liabilities	53,401	55,792

LONG-TERM DEBT	577,284	577,045

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	92,590	91,251
Regulatory liabilities	331,161	323,032
Lease liability	16,498	16,823
Other	5,447	5,695
Total other noncurrent liabilities	445,696	436,801

CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	77,221	79,417
Total member’s equity	1,151,113	1,153,309

Total liabilities and member’s equity	$2,227,494	$2,222,947
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2020	2019
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	79,417	46,750
Net income	42,804	42,987
Cash distributions to parent	(45,000)	(21,000)
Balance at end of period	77,221	68,737
Total Member's Equity	$1,151,113	$1,142,629

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$42,804	$42,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,060	26,777
Regulatory debits	291	180
Regulatory charges resulting from tax rate changes	5,814	5,814
Amortization of deferred charges and credits	(821)	(346)
Allowance for equity funds used during construction (equity AFUDC)	(241)	(400)
Changes in current assets and liabilities:
Trade and other accounts receivable	5,132	701
Affiliated receivables	29	(2)
Materials and supplies	(87)	(37)
Other current assets	3,840	6,031
Trade accounts payable	(1,676)	(1,521)
Affiliated payables	(1,308)	(17,973)
Other accrued liabilities	578	(1,222)
Changes in noncurrent assets and liabilities:
Regulatory liabilities	1,079	721
Other, net	636	(161)
Net cash provided by operating activities	84,130	61,549

Cash flows from financing activities:
Payments for debt issuance costs	—	(52)
Cash distributions to parent	(45,000)	(21,000)
Net cash used in financing activities	(45,000)	(21,052)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(9,562)	(11,370)
Contributions and advances for construction costs	4,094	(29)
Disposal of property, plant and equipment, net	(240)	983
Advances to affiliate, net	(33,422)	(30,081)
Net cash used in investing activities	(39,130)	(40,497)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(5,520)	$(9,371)
Changes in related accounts payable and accrued liabilities	(4,042)	(1,999)
Capital expenditures	$(9,562)	$(11,370)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest is indirectly owned by The Williams Companies, Inc. (Williams).
General
The accompanying unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto in our 2019 Annual Report on Form 10‑K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim financial statements and accompanying notes. Actual results could differ from those estimates.
Rate and Regulatory Matters
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
Accounting Standards Issued and Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We adopted ASU 2016-13 effective January 1, 2020, which primarily applied to our short-term trade receivables. There was no cumulative effect adjustment to retained earnings upon adoption.
The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analysis, such as bankruptcy monitoring. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near term liquidity.
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at March 31, 2020.

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
The following table presents a reconciliation of our contract liabilities:

March 31, 2020
(Thousands)
Balance at beginning of period	$5,464
Recognized in Revenue	(213)
Balance at end of period	$5,251

Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2020. These primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges that will be recognized in future periods. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2020, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020	$642	$320,925
2021	938	415,231
2022	1,029	396,834
2023	1,119	363,588
2024	1,218	333,463
Thereafter	305	2,888,950
Total	$5,251	$4,718,991

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2020, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2020, 10 compressor stations have been remediated. At March 31, 2020, we had accrued liabilities totaling approximately $1.2 million, $0.2 million recorded in Accrued liabilities - Other and $1.0 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2019, we had accrued liabilities totaling approximately $1.2 million, $0.1 million recorded in Accrued liabilities - Other and $1.1 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

4. DEBT AND FINANCING ARRANGEMENT
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco) (the “borrowers”), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Transco, available to the borrowers. At March 31, 2020, no letters of credit have been issued and loans to Williams of $1.7 billion were outstanding under the credit facility.
Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4.0 billion of unsecured commercial paper notes. At March 31, 2020, Williams had no outstanding commercial paper.

5. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $577.3 million and $556.7 million, respectively, at March 31, 2020, and $577.0 million and $637.8 million, respectively, at December 31, 2019.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At March 31, 2020 and December 31, 2019, our advances to Williams totaled approximately $234.7 million and $201.3 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.27 percent at March 31, 2020. The interest income from these advances was $0.5 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $22.7 million and $22.1 million in the three months ended March 31, 2020 and 2019, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income.
During the three months ended March 31, 2020 and 2019, we declared and paid cash distributions to our parent of $45.0 million and $21.0 million, respectively.
We have entered into various other transactions with certain related parties, the amounts of which were not significant. These transactions and the above-described transactions are made on the basis of commercial relationships and prevailing market prices or general industry practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2019 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2020 and 2019. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues increased $1.3 million, or 1 percent, in the first three months of 2020 as compared with the first three months of 2019 primarily due to:
•$2.1 million higher natural gas transportation revenues as a result of placing the North Seattle Upgrade into service in November 2019, a new redelivery contract, and an extra billing day in 2020, partly offset by the termination of several base agreements.
•The increase in natural gas transportation revenues was partly offset by a $0.9 million decrease in natural gas storage resulting from a decrease in the use of Park and Loan services.
In the periods ended March 31, 2020 and 2019, Transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues, and 96 percent and 4 percent, respectively.
Operating Expenses increased $1.1 million, or 2 percent, for the three months of 2020 as compared to the same period in 2019, mostly due to:
•$1.3 million of higher depreciation expense as a result of assets being placed into service, primarily the North Seattle
Upgrade,
•$0.7 million of higher Ad Valorem taxes due to the absence of a refund received in March 2019,
•Partially offset by $0.8 million in lower wages and benefits driven by a voluntary severance program in 2019.
Recent Developments
COVID-19
The outbreak of novel coronavirus (COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and are taking steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:

•	Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.

•
We believe we have the ability to access the debt market if necessary, and continue to have significant levels of unused capacity on our revolving credit facility with no significant debt maturities in the near future.

•
We have implemented remote working arrangements where possible and restricted business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.

•	Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.

Item 4. Controls and Procedures
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer. Based upon that evaluation, our Senior Vice President and our Vice President and Chief Accounting Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The additional information called for by this item is provided in Note 3. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed except that they are supplemented by the following risk factor:

We face risks related to the COVID-19 pandemic and other health epidemics.
 The global outbreak of the novel coronavirus (COVID-19) is currently impacting countries, communities, supply chains and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. To date, COVID-19 has not had a material impact on our business. However, we cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 could pose a risk to our employees, our customers, our suppliers and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in the Risk Factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

NORTHWEST PIPELINE LLC
Registrant

Date:	May 4, 2020	By:	/s/ Billeigh Mark
Billeigh Mark
Controller
(Principal Accounting Officer)