Form 10-Q
period 2020-06-30
NORTHWEST PIPELINE LLC
filed 2020-08-03
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Development and rate of adoption of alternative energy sources;

•	The strength and financial resources of our competitors and the effects of competition;

•	Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction-related inputs, including skilled labor;

•
The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•	The physical and financial risks associated with climate change;

•	Our exposure to the credit risk of our customers and counterparties;

•	Our ability to successfully expand our facilities and operations;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 24, 2020, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2020.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Natural gas transportation	$106,145	$105,465	$218,166	$215,348
Natural gas storage	3,716	4,883	7,062	9,125
Other	(10)	15	(31)	(46)
Total operating revenues	109,851	110,363	225,197	224,427
OPERATING EXPENSES:
General and administrative	13,096	14,056	25,795	26,776
Operation and maintenance	19,546	20,598	35,045	36,913
Depreciation and amortization	27,821	26,830	55,881	53,607
Regulatory debits	290	178	581	358
Taxes, other than income taxes	3,714	4,450	7,834	7,848
Regulatory charges resulting from tax rate changes	5,879	5,879	11,693	11,693
Other (income) expenses, net	(3)	(120)	(5)	11
Total operating expenses	70,343	71,871	136,824	137,206

OPERATING INCOME	39,508	38,492	88,373	87,221

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,509	7,290	14,960	14,474
Allowance for equity and borrowed funds used during construction (AFUDC)	(322)	(750)	(620)	(1,256)
Miscellaneous other (income) expenses, net	(164)	(1,138)	(1,256)	(2,074)
Total other (income) and other expenses	7,023	5,402	13,084	11,144

NET INCOME	$32,485	$33,090	$75,289	$76,077
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	36,004	40,066
Affiliated companies	43	109
Advances to affiliate	248,656	201,265
Other	1,171	1,962
Materials and supplies	9,811	9,683
Exchange gas due from others	1,499	5,534
Prepayments and other	3,740	3,346
Total current assets	300,924	261,965

PROPERTY, PLANT AND EQUIPMENT, at cost	3,608,380	3,593,186
Less-Accumulated depreciation and amortization	1,722,847	1,673,315
Total property, plant and equipment, net	1,885,533	1,919,871

OTHER ASSETS:
Deferred charges	2,115	1,075
Right-of-use assets	17,401	18,101
Regulatory assets	20,934	21,935
Total other assets	40,450	41,111

Total assets	$2,226,907	$2,222,947
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$13,475	$15,635
Affiliated companies	12,161	9,172
Accrued liabilities:
Taxes, other than income taxes	10,520	9,913
Interest	5,505	5,505
Exchange gas due to others	1,457	4,468
Customer advances	6,208	4,109
Other	4,645	6,990
Total current liabilities	53,971	55,792

LONG-TERM DEBT	577,526	577,045

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	93,949	91,251
Regulatory liabilities	339,369	323,032
Lease liability	16,188	16,823
Other	5,306	5,695
Total other noncurrent liabilities	454,812	436,801

CONTINGENT LIABILITIES AND COMMITMENTS (Note 4)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	66,706	79,417
Total member’s equity	1,140,598	1,153,309

Total liabilities and member’s equity	$2,226,907	$2,222,947
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,
	2020	2019
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	77,221	68,737
Net income	32,485	33,090
Cash distributions to parent	(43,000)	(25,000)
Balance at end of period	66,706	76,827
Total Member's Equity	$1,140,598	$1,150,719

	Six months ended June 30,
	2020	2019
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	79,417	46,750
Net income	75,289	76,077
Cash distributions to parent	(88,000)	(46,000)
Balance at end of period	66,706	76,827
Total Member's Equity	$1,140,598	$1,150,719
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$75,289	$76,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,881	53,607
Regulatory debits	581	358
Regulatory charges resulting from tax rate changes	11,693	11,693
Amortization of deferred charges and credits	(1,890)	(1,129)
Allowance for equity funds used during construction (equity AFUDC)	(501)	(1,003)
Changes in current assets and liabilities:
Trade and other accounts receivable	6,107	3,302
Affiliated receivables	66	—
Materials and supplies	(128)	(25)
Other current assets	3,642	8,590
Trade accounts payable	(1,925)	(1,919)
Affiliated payables	2,989	(16,379)
Other accrued liabilities	(8,422)	(8,031)
Changes in noncurrent assets and liabilities:
Regulatory liabilities	2,189	1,559
Other, net	1,421	931
Net cash provided by operating activities	146,992	127,631

Cash flows from financing activities:
Payments for debt issuance costs	—	(58)
Cash distributions to parent	(88,000)	(46,000)
Net cash used in financing activities	(88,000)	(46,058)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(15,892)	(31,705)
Contributions and advances for construction costs	4,588	412
Disposal of property, plant and equipment, net	(297)	(64)
Advances to affiliate, net	(47,391)	(50,216)
Net cash used in investing activities	(58,992)	(81,573)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(17,487)	$(37,510)
Changes in related accounts payable and accrued liabilities	1,595	5,805
Capital expenditures	$(15,892)	$(31,705)
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
The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analysis, such as bankruptcy monitoring. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity.
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at June 30, 2020.

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(Thousands)
Balance at beginning of period	$5,251	$5,464
Recognized in Revenue	(212)	(425)
Balance at end of period	$5,039	$5,039

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2020, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020 (remainder)	$430	$215,460
2021	938	421,614
2022	1,029	403,146
2023	1,119	365,540
2024	1,218	335,415
Thereafter	305	2,975,288
Total	$5,039	$4,716,463

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.
3. RATE AND REGULATORY MATTERS
FERC Developments
Notice of Inquiry (Docket No. PL19-4-000) On May 21, 2020, the FERC issued a “Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines” (Policy Statement) in Docket No. PL19-4-000 adopting changes to its policies concerning the calculation of a public utility return on equity (ROE). In this Policy Statement, the FERC revised its ROE policy for natural gas pipelines and oil pipelines to provide that the FERC will determine a pipeline’s ROE by averaging the results of the Discounted Cash Flow model and the Capital Asset Pricing Model, with each weighted equally. The FERC declined to adopt any additional policy changes at this time and will address all other issues concerning the determination of a pipeline’s ROE as they arise in future proceedings.
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2020, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of June 30, 2020, 10 compressor stations have been remediated. At June 30, 2020, we had accrued liabilities totaling approximately $1.1 million, $0.1 million recorded in Accrued liabilities - Other and $1.0 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2019, we had accrued liabilities totaling approximately $1.2 million, $0.1 million recorded in Accrued liabilities - Other and $1.1 million recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

5. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a Credit Agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are subject to the $500 million borrowing sublimit applicable to us and Transco. At June 30, 2020, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4.0 billion of unsecured commercial paper notes. At June 30, 2020, Williams had no outstanding commercial paper.
6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $577.5 million and $646.8 million, respectively, at June 30, 2020, and $577.0 million and $637.8 million, respectively, at December 31, 2019.
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At June 30, 2020 and December 31, 2019, our advances to Williams totaled approximately $248.7 million and $201.3 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.05 percent at June 30, 2020. The interest income from these advances was $0.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2019, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $23.1 million and $45.8 million in the three and six months ended June 30, 2020, respectively, and $26.8 million and $48.9 million in the three and six months ended June 30, 2019, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income.
During the six months ended June 30, 2020 and 2019, we declared and paid cash distributions to our parent of $88.0 million and $46.0 million, respectively. During July 2020, we declared and paid an additional cash distribution of $36.0 million to our parent.
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
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2020 and 2019. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues increased $0.8 million, or less than 1 percent, in the first six months of 2020 as compared with the first six months of 2019 primarily due to:
•$2.8 million higher natural gas transportation revenues primarily as a result of placing the North Seattle Upgrade into service in November 2019 and new redelivery contracts, mostly offset by the termination of several base agreements.
•The increase in natural gas transportation revenues was partly offset by a $2.0 million decrease in natural gas storage resulting primarily from lower gas injections, a decrease in the use of Park and Loan services and lower demand for interruptible storage space in 2020 compared to 2019.
In the periods ended June 30, 2020 and 2019, Transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues, and 96 percent and 4 percent, respectively.
Operating Expenses decreased $0.4 million, or less than 1 percent, for the first six months of 2020 as compared to the same period in 2019, mostly due to:
•$2.0 million reduced costs resulting from the voluntary separation program and restructuring initiated by
Williams in 2019 including:
–$2.1 million lower internal operations and maintenance labor and benefits;
–$1.0 million lower severance expense; offset by
–$1.1 million higher relocation expenses.
•$0.6 million lower allocated and billed costs from our parent and affiliates;
•Partially offset by $2.3 million higher depreciation primarily as a result of placing the North Seattle Upgrade into service in late 2019.
Other (income) and other expenses had an unfavorable change of $1.9 million, or 17 percent, for the first six months of 2020 compared to 2019 due to lower allowances for funds used in construction and tax gross ups on prepayments as a result lower capitalized construction costs. In addition, higher interest was accrued as a result of the increasing reserve for customer tax refunds as required by RP17-1136.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The additional information called for by this item is provided in Note 4. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the disclosure in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

NORTHWEST PIPELINE LLC
Registrant

Date:	August 3, 2020	By:	/s/ Billeigh Mark
Billeigh Mark
Controller
(Principal Accounting Officer)