Form 10-Q
period 2020-09-30
NORTHWEST PIPELINE LLC
filed 2020-11-02
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•Our and our affiliates’ future credit ratings;

•Amounts and nature of future capital expenditures;

•Expansion and growth of our business and operations;

•Expected in-service dates for capital projects;

•Financial condition and liquidity;

•Business strategy;

•Cash flow from operations or results of operations;

•Rate case filings;

i

•Natural gas prices, supply, and demand;

•Demand for our services; and

•The impact of the novel coronavirus (COVID-19) pandemic.
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•The impact of operational and developmental hazards and unforeseen interruptions;

•Development and rate of adoption of alternative energy sources;

•The strength and financial resources of our competitors and the effects of competition;

•Availability of supplies, including lower than anticipated volumes from third parties, and market demand;

•Volatility of pricing including the effect of lower than anticipated energy commodity prices;

•Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction-related inputs, including skilled labor;

•The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•The physical and financial risks associated with climate change;

•Our exposure to the credit risk of our customers and counterparties;

•Our ability to successfully expand our facilities and operations;

•Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

•Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•The risks resulting from outbreaks or other public health crises, including COVID-19;

•Changes in the current geopolitical situation;

•Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•Acts of terrorism, cybersecurity incidents, and related disruptions; and

•Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Natural gas transportation	$107,149	$107,122	$325,315	$322,470
Natural gas storage	3,323	3,271	10,385	12,396
Other	3	19	(28)	(27)
Total operating revenues	110,475	110,412	335,672	334,839
OPERATING EXPENSES:
General and administrative	10,444	11,877	36,239	38,653
Operation and maintenance	17,999	24,596	53,044	61,509
Depreciation and amortization	28,000	26,922	83,881	80,529
Regulatory debits	287	180	868	538
Taxes, other than income taxes	4,547	3,347	12,381	11,195
Regulatory charges resulting from tax rate changes	5,944	5,944	17,637	17,637
Other (income) expenses, net	(7)	45	(12)	56
Total operating expenses	67,214	72,911	204,038	210,117

OPERATING INCOME	43,261	37,501	131,634	124,722

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,365	7,348	22,325	21,822
Allowance for equity and borrowed funds used during construction (AFUDC)	(511)	(1,310)	(1,131)	(2,566)
Miscellaneous other (income) expenses, net	(133)	(1,043)	(1,389)	(3,117)
Total other (income) and other expenses	6,721	4,995	19,805	16,139

NET INCOME	$36,540	$32,506	$111,829	$108,583
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	35,855	40,066
Affiliated companies	177	109
Advances to affiliate	263,657	201,265
Other	2,492	1,962
Materials and supplies	9,829	9,683
Exchange gas due from others	3,296	5,534
Prepayments and other	4,051	3,346
Total current assets	319,357	261,965

PROPERTY, PLANT AND EQUIPMENT, at cost	3,645,512	3,593,186
Less-Accumulated depreciation and amortization	1,749,924	1,673,315
Total property, plant and equipment, net	1,895,588	1,919,871

OTHER ASSETS:
Deferred charges	2,717	1,075
Right-of-use assets	10,946	18,101
Regulatory assets	20,466	21,935
Total other assets	34,129	41,111

Total assets	$2,249,074	$2,222,947
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$27,115	$15,635
Affiliated companies	7,003	9,172
Accrued liabilities:
Taxes, other than income taxes	15,992	9,913
Interest	12,019	5,505
Exchange gas due to others	2,790	4,468
Customer advances	2,382	4,109
Other	7,454	6,990
Total current liabilities	74,755	55,792

LONG-TERM DEBT	577,771	577,045

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	94,443	91,251
Regulatory liabilities	347,502	323,032
Lease liability	8,450	16,823
Other	5,015	5,695
Total other noncurrent liabilities	455,410	436,801

CONTINGENT LIABILITIES AND COMMITMENTS (Note 4)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	67,246	79,417
Total member’s equity	1,141,138	1,153,309

Total liabilities and member’s equity	$2,249,074	$2,222,947
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended September 30,
	2020	2019
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	66,706	76,827
Net income	36,540	32,506
Cash distributions to parent	(36,000)	(32,000)
Balance at end of period	67,246	77,333
Total Member’s Equity	$1,141,138	$1,151,225

	Nine months ended September 30,
	2020	2019
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	79,417	46,750
Net income	111,829	108,583
Cash distributions to parent	(124,000)	(78,000)
Balance at end of period	67,246	77,333
Total Member’s Equity	$1,141,138	$1,151,225
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$111,829	$108,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83,881	80,529
Regulatory debits	868	538
Regulatory charges resulting from tax rate changes	17,637	17,637
Amortization of deferred charges and credits	(2,633)	(1,833)
Allowance for equity funds used during construction (equity AFUDC)	(914)	(2,058)
Changes in current assets and liabilities:
Trade and other accounts receivable	3,507	5,895
Affiliated receivables	(68)	(4)
Materials and supplies	(146)	74
Other current assets	1,533	7,169
Trade accounts payable	1,233	(2,669)
Affiliated payables	(2,169)	(17,391)
Other accrued liabilities	3,569	139
Changes in noncurrent assets and liabilities:
Regulatory liabilities	3,175	2,485
Other, net	415	2,623
Net cash provided by operating activities	221,717	201,717

Cash flows from financing activities:
Payments for debt issuance costs	—	(59)
Cash distributions to parent	(124,000)	(78,000)
Net cash used in financing activities	(124,000)	(78,059)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(39,916)	(78,739)
Contributions and advances for construction costs	5,502	2,558
Disposal of property, plant and equipment, net	(911)	(2,749)
Advances to affiliate, net	(62,392)	(44,728)
Net cash used in investing activities	(97,717)	(123,658)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(54,060)	$(102,467)
Changes in related accounts payable and accrued liabilities	14,144	23,728
Capital expenditures	$(39,916)	$(78,739)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest is indirectly owned by The Williams Companies, Inc. (Williams).
General
The accompanying unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto in our 2019 Annual Report on Form 10-K.
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
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at September 30, 2020.

2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three months ended	Nine months ended
	September 30, 2020
	(Thousands)
Balance at beginning of period	$1,794	$554
Revenue recognized in excess of amounts invoiced	628	1,868
Balance at end of period	$2,422	$2,422
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three months ended	Nine months ended
	September 30, 2020
	(Thousands)
Balance at beginning of period	$5,039	$5,464
Recognized in Revenue	(215)	(640)
Balance at end of period	$4,824	$4,824
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of September 30, 2020, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2020 (remainder)	$215	$108,361
2021	938	421,614
2022	1,029	403,146
2023	1,120	365,540
2024	1,218	335,415
Thereafter	304	2,983,409
Total	$4,824	$4,617,485

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.
3. RATE AND REGULATORY MATTERS
FERC Developments
Notice of Inquiry (Docket No. PL19-4-000). On May 21, 2020, the FERC issued a “Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines” (Policy Statement) in Docket No. PL19-4-000 adopting changes to its policies concerning the calculation of a public utility return on equity (ROE). In this Policy Statement, the FERC revised its ROE policy for natural gas pipelines and oil pipelines to provide that the FERC will determine a pipeline’s ROE by averaging the results of the Discounted Cash Flow model and the Capital Asset Pricing Model, with each weighted equally. The FERC declined to adopt any additional policy changes at this time and will address all other issues concerning the determination of a pipeline’s ROE as they arise in future proceedings.
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2020, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2020, 10 compressor stations have been remediated. At September 30, 2020, we had accrued liabilities totaling approximately $1.1 million, $0.1 million of which is recorded in Accrued liabilities - Other and $1.0 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2019, we had accrued liabilities totaling approximately $1.2 million, $0.1 million of which is recorded in Accrued liabilities - Other and $1.1 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
5. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are subject to the $500 million borrowing sublimit applicable to us and Transco. At September 30, 2020, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At September 30, 2020, Williams had $40.0 million of outstanding commercial paper.
6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $577.8 million and $651.0 million, respectively, at September 30, 2020, and $577.0 million and $637.8 million, respectively, at December 31, 2019.
7. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At September 30, 2020 and December 31, 2019, our advances to Williams totaled approximately $263.7 million and $201.3 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.01 percent at September 30, 2020. The interest income from these advances was minimal for the three months ended and $0.6 million for the nine months ended September 30, 2020, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2019, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.

Included in Operating Revenues in the accompanying Statement of Net Income are revenues received from affiliates of $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and an immaterial amount and $0.2 million for the three and nine months ended September 30, 2019, respectively. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $20.7 million and $66.5 million in the three and nine months ended September 30, 2020, respectively, and $25.9 million and $74.8 million in the three and nine months ended September 30, 2019, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income.
During the nine months ended September 30, 2020 and 2019, we declared and paid cash distributions to our parent of $124.0 million and $78.0 million, respectively. During October 2020, we declared and paid an additional cash distribution of $40.0 million to our parent.
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
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2020 and 2019. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues increased $0.8 million, or less than 1 percent, in the first nine months of 2020 as compared to the same period in 2019 primarily due to:
•$2.8 million higher natural gas transportation revenues primarily as a result of placing the North Seattle Upgrade into service in November 2019, partly offset by the termination of several base agreements.
•The increase in natural gas transportation revenues was mostly offset by a $2.0 million decrease in natural gas storage primarily as a result of lower gas injections, a decrease in the use of park and loan services combined with the release of capacity and lower demand for interruptible storage space in 2020 compared to 2019.
For the periods ended September 30, 2020 and 2019, transportation services accounted for 97 percent and 96 percent of our operating revenues, respectively, and gas storage services accounted for 3 percent and 4 percent of our operating revenues, respectively.
Operating Expenses decreased $6.1 million, or 3 percent, in the first nine months of 2020 as compared to the same period in 2019, mostly due to:
•$5.0 million of lower costs as a result of the voluntary separation program and restructuring initiated by
Williams in 2019 including:
–$4.5 million lower severance expense; and
–$2.3 million lower internal operations and maintenance labor and benefits; offset by
–$1.8 million higher relocation expenses;
•$3.4 million of lower operating and maintenance costs;
•$1.4 million lower allocated and billed costs from our parent and affiliates; and
•$0.5 million lower employee benefit costs;
•Partially offset by $3.4 million higher depreciation primarily as a result of placing the North Seattle Upgrade into service in late 2019; and
•$1.2 million in higher property tax expense associated with increased property valuations.
Other (income) and other expenses had an unfavorable change of $3.7 million, or 23 percent, in the first nine months of 2020 as compared to the same period in 2019 due to lower interest income on our note with Williams and lower allowances for funds used during construction as a result of lower capitalized construction costs. In addition, we accrued higher interest as a result of the increasing reserve for customer tax refunds as required by our rate settlement, RP17-1136.

Recent Developments
COVID-19
The outbreak of novel coronavirus (COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and are taking steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:
•Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.
•We believe we have the ability to access the debt market if necessary, and continue to have significant levels of unused capacity on our revolving credit facility with no significant debt maturities in the near future.
•We continue to monitor and adapt our remote working arrangements and limit business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.
•Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.

Item 4. Controls and Procedures
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

NORTHWEST PIPELINE LLC
Registrant

Date:	November 2, 2020	By:	/s/ Billeigh Mark
Billeigh Mark
Controller
(Principal Accounting Officer)