Form 10-K
period 2020-12-31
NORTHWEST PIPELINE LLC
filed 2021-02-24
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
DOCUMENTS INCORPORATED BY REFERENCE:
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 42 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 473,000 horsepower. At December 31, 2020, we had long-term firm transportation contracts and storage redelivery agreements, with aggregate capacity reservations of approximately 3.8 MMdth of natural gas per day.
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
We transport and store natural gas for a broad mix of customers, including public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. We offer firm and interruptible transportation and storage service. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. During 2020, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation, which accounted for approximately 29.5 percent, 10.9 percent, and 10.6 percent, respectively, of our total operating revenues for the year ended December 31, 2020. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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
Environmental Matters
Our operations are subject to federal environmental laws and regulations as well as the state and local laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:
•Leakage from underground gas storage caverns, pipelines, transportation facilities, and storage tanks;
•Damage to facilities resulting from accidents during normal operations;
•Damages to equipment and facilities resulting from storm events or natural disasters; and
•Blowouts, cratering, and explosions.
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

Safety and Maintenance
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016, which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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
In 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in high-population areas (also known as moderate consequence areas (MCAs)) that do not qualify as high consequence areas (HCAs) and requiring maximum allowable operating pressure (MAOP) validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. However, PHMSA has since decided to split this proposed rule (Mega Rule), into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, and imposes numerous requirements, including MAOP reconfirmation, the periodic assessment of additional pipeline mileage outside of HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. In accordance with the final rule, we have developed new procedures and updated our existing Pipeline Safety Program to facilitate meeting all requirements within the time frames stated. The remaining rulemakings comprising the Mega Rule are expected to be issued in 2021 and will include revised pipeline repair criteria as well as more stringent corrosion control requirements.
We are also expecting additional regulations due to new pipeline safety legislation finalized in December 2020 that reauthorized PHMSA pipeline safety programs. The new legislation includes mandates for PHMSA to publish final rules for advanced leak detection for gas pipelines, additional repair criteria for gas pipelines, and updated operations and maintenance standards requirements applicable to large-scale liquefied natural gas facilities.
New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Plan includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, we identified high consequence areas as defined by the rule. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. We estimate that the cost to be incurred in 2021 associated with this program will be approximately $31 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
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

•Demand for our services; and

•The impact of the coronavirus (COVID-19) pandemic.
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

•Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance practices;

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

•Changes in U.S. governmental administration and policies;

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
Our operations are subject to all the risks and hazards typically associated with the transportation and storage of natural gas including, but not limited to:
•Aging infrastructure and mechanical problems;

•Damages to pipelines and pipeline blockages or other pipeline interruptions;

•Uncontrolled releases of natural gas;

•Operator error;

•Damage caused by third party activity, such as operation of construction equipment;

•Pollution and other environmental risks; and

•Fires, blowouts, cratering, and explosions.
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
We provide some services pursuant to long-term, fixed-price contracts. It is possible that costs to perform services under such contracts will exceed the revenues we collect for our services. Although other services are priced at cost-based rates that are subject to adjustment in rate cases, under the FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.
We may not be able to extend or replace expiring natural gas transportation and storage contracts at favorable rates, on a long-term basis, or at all.
Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:

•The level of existing and new competition to deliver natural gas to our markets and competition from alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy;

•Pricing, demand, availability, and margins for natural gas in our markets;

•Whether the market will continue to support long-term firm contracts;

•The effects of regulation on us, our customers, and our contracting practices; and

•The ability to understand our customers’ expectations, efficiently and reliably deliver high quality services, and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.
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
Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in our long-term transportation and storage contracts or throughput on our system. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas, resulting in reduced contracts or throughput on our system. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our costs of testing, maintaining, or repairing our facilities may exceed our expectations, and the FERC may not allow, or competition in our markets may prevent, our recovery of such costs in the rates we charge for our services.
We have experienced and could experience in the future unexpected leaks or ruptures on our gas pipeline system or storage facilities. Either as a preventative measure or in response to a leak or another issue, we could be required by regulatory authorities to test or undertake modifications to our systems. If the cost of testing, maintaining, or repairing our facilities exceed expectations and the FERC does not allow us to recover, or competition in our markets prevents us from recovering, such costs in the rates that we charge for our services, such costs could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
The operation of our businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.
Public and regulatory scrutiny of the energy industry has resulted in the proposal and/or implementation of increased regulations. Such scrutiny has also resulted in various inquiries, investigations, and court proceedings, including litigation of energy industry matters. Both the customers on our system and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.
Certain inquiries, investigations, and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries, investigations, and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines and/or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters, including environmental matters, suits, regulatory appeals, and similar matters, might result in adverse decisions against us which, among other outcomes, could result in the imposition of substantial penalties and fines and could damage our reputation. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted, or otherwise enforced in a manner that differs from prior regulatory action. New laws and regulations might also be adopted or become applicable to us, our customers, or our business activities. The change in the U.S. governmental administration and its policies may increase the likelihood of such legal and regulatory developments. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline, our compliance costs could increase, and our results of operations could be adversely affected.
Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in Williams’ 2018 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change, and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.
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
Additionally, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could damage our physical assets, especially operations located in low-lying areas near river banks, and facilities situated in rain-susceptible regions.
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
Our operations are subject to extensive federal, state, and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, and storage of natural gas as well as waste disposal practices and construction activities. New or amended environmental laws and regulations can also result in significant increases in capital costs we incur to comply with such laws and regulations. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations, and delays or denials in granting permits.
Joint and several strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil, and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline system passes and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
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
In addition, climate change regulations and the costs that may be associated with such regulation and with the regulation of emissions of GHGs have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emissions controls on our facilities, or administer and manage any GHG emissions program. We believe it is possible that future governmental legislation and/or regulation may require us either to limit GHG emissions associated with our operations or to purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require us to reduce emissions or to purchase allowances for such emissions.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2020, our largest customer was Puget Sound Energy, Inc., which accounted for approximately 29.5 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are exposed to the credit risk of our customers and counterparties and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, are required to make pre-payments or provide security to satisfy credit concerns, or are dependent upon us, in some cases without a readily available alternative, to provide necessary services. However, our credit procedures and policies cannot completely eliminate customer credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with such customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection, or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness, and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If third-party pipelines and other facilities interconnected to our pipeline and facilities become unavailable to transport natural gas, our revenues could be adversely affected.
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipeline and storage facilities for the benefit of our customers. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipelines or other facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities, or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas to end use markets, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnection causing a material reduction in volumes transported on our pipeline or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We do not own all of the land on which our pipeline and facilities are located, which could disrupt our operations.
We do not own all of the land on which our pipeline and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. In those instances in which we do not own the land on which our facilities are located, we obtain the rights to construct and operate our facilities on land owned by third parties and governmental agencies for a specific period of time. Our loss of any of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups, and other advocates. In some instances, we encounter opposition that disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt, or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
We may not be able to grow or effectively manage our growth.
As part of our growth strategy, we engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, as well as the expansion of existing facilities. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits, and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:
•Changing circumstances and deviations in variables could negatively impact our investment analysis, including our projections of revenues, earnings, and cash flow relating to potential investment targets, resulting in outcomes that are materially different than anticipated;

•We could be required to contribute additional capital to support acquired businesses or assets and we may assume liabilities that were not disclosed to us that exceed our estimates and for which contractual protections are either unavailable or prove inadequate;

•Acquisitions could disrupt our ongoing business, distract management, divert financial and operational resources from existing operations, and make it difficult to maintain our current business standards, controls, and procedures; and

•Acquisitions and capital projects may require substantial new capital, including the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
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
Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans, dividends, and distributions paid to it by its subsidiaries. Due to our relationship with Williams, our ability to obtain credit will be affected by Williams’ credit ratings. If Williams were to experience a deterioration in its credit standing or financial condition, our access to capital and our ratings could be adversely affected. Any downgrading of a Williams credit rating could result in a downgrading of our credit rating. A downgrading of a Williams credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion) as of December 31, 2020 was $578.0 million.
The agreements governing our indebtedness contain covenants that restrict our ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to make certain distributions during the continuation of an event of default, and to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ debt agreements contain similar covenants with respect to Williams and its subsidiaries, including us.

Our debt service obligations and the covenants described above could have important consequences. For example, they could, among other things:
•Make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

•Impair our ability to obtain additional financing in the future for working capital, capital expenditures, general limited liability company purposes, or other purposes;

•Diminish our ability to withstand a continued or future downturn in our business or the economy generally;

•Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, general limited liability company purposes, or other purposes; and

•Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including by limiting our ability to expand or pursue our business activities and by preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.
Our ability to comply with our debt covenants, to repay, extend, or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to comply with these covenants, meet our debt service obligations, or obtain future credit on favorable terms, or at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
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
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We, along with Williams and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transcontinental Gas Pipe Line Company, LLC are each subject to a $500 million borrowing sublimit. As of December 31, 2020, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
Williams can exercise substantial control over our distribution policy and our business and operations and may do so in a manner that is adverse to our interests.
Because we are an indirect wholly-owned subsidiary of Williams, Williams exercises substantial control over our business and operations and makes determinations with respect to, among other things, the following:

•Payment of distributions and repayment of advances;

•Decisions on financings and our capital raising activities;

•Mergers or other business combinations; and

•Acquisition or disposition of assets.
Williams could decide to increase distributions or advances to our member consistent with existing debt covenants. This could adversely affect our liquidity.
Risks Related to Regulations That Affect Our Industry
Our natural gas transportation and storage operations are subject to regulation by the FERC, which could have an adverse impact on our ability to establish transportation and storage rates that would allow us to recover the full cost of operating our pipeline and storage assets, including a reasonable rate of return.
In addition to regulation by other federal, state, and local regulatory authorities, under the NGA, our interstate pipeline transportation and storage services and related assets are subject to regulation by the FERC. Federal regulation extends to such matters as:

•Transportation of natural gas in interstate commerce;

•Rates, operating terms, types of services and conditions of service;

•Certification and construction of new interstate pipeline and storage facilities;

•Acquisition, extension, disposition, or abandonment of existing interstate pipeline and storage facilities;

•Accounts and records;

•Depreciation and amortization policies;

•Relationships with affiliated companies that are involved in marketing functions of the natural gas business; and

•Market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
Regulatory or administrative actions in these areas, including successful complaints or protests against our rates, can affect our business in many ways, including by decreasing existing tariff rates or setting future tariff rates to levels such that revenues are inadequate to recover increases in operating costs or to sustain an adequate return on capital investments, decreasing volumes in our pipelines, increasing our costs, and otherwise altering the profitability of our business.
Risks Related to Employees and Outsourcing of Support Activities
Failure of our service providers or disruptions to outsourcing relationships might negatively impact our ability to conduct our business.
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of Williams’ accounting and information technology functions that we rely on are currently provided by third party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these arrangements could be disrupted. Similarly, the expiration of agreements associated with such arrangements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our allocation from Williams for costs for its defined benefit pension plans and other postretirement benefit plans are affected by factors beyond our and Williams’ control.
As we have no employees, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs for defined benefit pension plans and other postretirement benefit plans. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates, and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our results of operations and financial condition.

Risks Related to Weather, Other Natural Phenomena and Business Disruption
We face risks related to the COVID-19 pandemic and other health epidemics.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains, and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. To date, COVID-19 has not had a material impact on our business. However, we cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 could pose a risk to our employees, our customers, our suppliers, and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in this report.
Our assets and operations, as well as our customers’ assets and operations, can be affected by weather and other natural phenomena.
Our assets and operations and our customers’ assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes, and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or the occurrence of a significant liability for which we were not fully insured could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses, including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities, and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions, including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
General Risk Factors
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
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Williams’ failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor, may adversely affect our ability to manage and operate the businesses. If Williams is unable to successfully attract and retain an appropriately qualified workforce, results of operations could be negatively impacted.

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
While it is not possible for us to predict the final outcome of any pending legal proceedings involving governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment, we do not anticipate a material effect on our financial position if we were to receive an unfavorable outcome in any one or more of such proceedings. Our threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.
The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 5. Contingent Liabilities and Commitments.”

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2020, we were indirectly owned by Williams.
We paid $164.0 million and $110.0 million in cash distributions to our parent during 2020 and 2019, respectively. During February 2021, we declared and paid cash distributions of $55.0 million to our parent.

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
Regulatory Accounting
We are regulated by the FERC. Accounting Standards Codification (ASC) Topic 980, Regulated Operations, (Topic 980) provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Net Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Balance Sheet is $21.4 million at December 31, 2020. The aggregate amount of regulatory liabilities reflected in the Balance Sheet is $359.0 million at December 31, 2020. A summary of regulatory assets and liabilities is included in Note 11. Regulatory Assets and Liabilities of Notes to Financial Statements.

RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the years 2020 and 2019. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues increased $5.1 million, or 1 percent, in 2020 as compared with 2019 primarily due to:
•$6.6 million higher natural gas transportation revenues as a result of placing the North Seattle Upgrade into service in late 2019, the absence of an adjustment correcting a contract liability recorded in 2019, partially offset by the termination of several maximum rate contracts in 2019.
•The increase in natural gas transportation revenues was partly offset by a $1.7 million decrease in natural gas storage primarily as a result of a decrease in the use of park and loan services and lower demand for interruptible storage space in 2020 compared to 2019.
Transportation service accounted for 97 percent and gas storage service accounted for 3 percent of our operating revenues in 2020 and 96 percent and 4 percent, respectively, in 2019.
Operating Expenses decreased $9.8 million, or 4 percent, in 2020 as compared with 2019, mostly due to:
•$11.6 million decrease in employee labor and benefits costs, partially offset by higher relocation expenses due to a voluntary separation program and restructuring initiated by Williams in 2019 as well as the favorable impact of a change in an employee benefit policy,
•$3.7 million lower operating and maintenance costs primarily contractor services,
•$4.1 million increase in depreciation due to increased plant additions, and
•$1.9 million increase in property taxes, primarily associated with a property tax adjustment in 2019.
Other (income) and other expenses had a unfavorable change of $6.5 million, or 30 percent, in 2020 primarily due to lower interest income as a result of a lower interest rates on the intercompany note receivable balance and lower Allowance for funds used during construction - equity and borrowed as a result of lower capital expenditures in 2020 compared to 2019.
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
We are a participant in Williams’s cash management program, and we make advances to and receive advances from Williams. At December 31, 2020, our advances to Williams totaled approximately $247.9 million. These advances are represented by demand notes.
Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 6. Debt and Financing Arrangements – Credit Facility and Note 9. Transactions with Major Customers and Affiliates – Related Party Transactions.”

Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2021 capital expenditures will be approximately $81 million. In 2021, we expect to fund our capital expenditures with cash from operations.
Recent Developments
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:
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
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature as shown on the following table (in thousands of dollars):

December 31, 2020
Fixed rates on long-term debt:
7.125% unsecured debentures due 2025	$85,000
4.0% unsecured debentures due 2027	500,000
585,000
Unamortized debt issuance costs	(3,581)
Unamortized debt discount	(3,401)
Total long-term debt, including current portion	$578,018
Our total long-term debt at December 31, 2020 had a carrying value of $578.0 million and a fair market value of $680.6 million. As of December 31, 2020, the weighted-average interest rate on our long-term debt was 4.45 percent.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Management Committee and Member of Northwest Pipeline LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Northwest Pipeline LLC (the Company) as of December 31, 2020 and 2019, the related statements of net income, member’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Regulatory Assets and Liabilities
As discussed in Note 1 to the financial statements, the Company is an interstate natural gas transmission company that is regulated by the Federal Energy Regulatory Commission (“FERC”) and applies accounting principles in Topic 980 for regulated operations. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected return to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.
Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities and judgments as to matters that could affect the recording of regulatory assets and liabilities.

How We Addressed the Matter in Our Audit
                                                                                                                                              We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for regulatory assets and liabilities, including, among others, controls over the evaluation of filings with regulatory bodies and their effects on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.
We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company evaluated information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from the Company’s stipulation and settlement agreement, for various regulatory assets including levelized depreciation. In addition, we tested calculations of material regulatory assets and liabilities, including that amortization for certain regulatory assets and liabilities corresponded to relevant regulatory filings and/or orders. For example, we tested whether the calculation of regulatory liabilities attributable to changes in tax rates was consistent with methods agreed to by regulatory bodies.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986.
Houston, Texas
February 24, 2021

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
OPERATING REVENUES:
Natural gas transportation	$435,238	$428,656	$430,730
Natural gas storage	14,268	15,975	12,852
Other	(24)	(209)	36
Total operating revenues	449,482	444,422	443,618
OPERATING EXPENSES:
General and administrative	47,695	51,665	50,653
Operation and maintenance	69,970	81,736	75,237
Depreciation and amortization	112,004	107,951	106,073
Regulatory debits	1,148	1,107	2,334
Taxes, other than income taxes	16,290	14,388	17,507
Regulatory charges resulting from tax rate changes	23,580	23,580	35,680
Other (income) expenses, net	(38)	47	444
Total operating expenses	270,649	280,474	287,928
OPERATING INCOME	178,833	163,948	155,690
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	29,712	29,232	27,987
Allowance for equity and borrowed funds used during construction	(669)	(3,418)	(2,183)
Miscellaneous other (income) expenses, net	(1,296)	(4,533)	(1,575)
Total other (income) and other expenses	27,747	21,281	24,229

NET INCOME	$151,086	$142,667	$131,461

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	37,365	40,066
Affiliated companies	51	109
Advances to affiliate	247,869	201,265
Other	840	1,962
Materials and supplies	9,807	9,683
Exchange gas due from others	4,466	5,534
Prepayments and other	4,078	3,346
Total current assets	304,476	261,965
PROPERTY, PLANT AND EQUIPMENT, at cost	3,653,792	3,593,186
Less-Accumulated depreciation	1,761,229	1,673,315
Total property, plant and equipment, net	1,892,563	1,919,871
OTHER ASSETS:
Deferred charges	3,775	1,075
Regulatory assets	20,022	21,935
Right-of-use assets	10,692	18,101
Total other assets	34,489	41,111
Total assets	$2,231,528	$2,222,947

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)

	December 31, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$16,157	$15,635
Affiliated companies	4,110	9,172
Accrued liabilities:
Taxes, other than income taxes	10,905	9,913
Interest	5,505	5,505
Exchange gas due to others	4,557	4,468
Customer advances	539	4,109
Other	6,786	6,990
Total current liabilities	48,559	55,792
LONG-TERM DEBT	578,018	577,045
OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	95,777	91,251
Regulatory liabilities	355,725	323,032
Lease liability	8,341	16,823
Other	4,713	5,695
Total other non-current liabilities	464,556	436,801
CONTINGENT LIABILITIES AND COMMITMENTS (Note 5)
MEMBER'S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	66,503	79,417
Total member’s equity	1,140,395	1,153,309
Total liabilities and member’s equity	$2,231,528	$2,222,947

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	79,417	46,750	89,289
Net income	151,086	142,667	131,461
Cash distributions to parent	(164,000)	(110,000)	(174,000)
Balance at end of period	66,503	79,417	46,750
Total member’s equity	$1,140,395	$1,153,309	$1,120,642

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$151,086	$142,667	$131,461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	112,004	107,951	106,073
Regulatory debits	1,148	1,107	2,334
Regulatory charges resulting from tax rate changes	23,580	23,580	35,680
Amortization of deferred charges and credits	(3,526)	(2,806)	954
Allowance for equity funds used during construction (equity AFUDC)	(414)	(2,744)	(1,703)
Changes in current assets and liabilities:
Trade and other accounts receivable	3,606	(1,528)	(1,611)
Affiliated receivables	58	(91)	1,903
Materials and supplies	(124)	363	39
Other current assets	337	4,311	4,494
Trade accounts payable	5,140	(1,497)	1,753
Affiliated payables	(5,062)	(17,360)	15,234
Other accrued liabilities	(8,603)	(8,056)	881
Changes in non-current assets and liabilities:
Regulatory liabilities	4,185	3,493	2,530
Other, net	503	8,570	(4,894)
Net cash provided by operating activities	283,918	257,960	295,128
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	246,395
Retirement of long-term debt	—	—	(250,000)
Payments for debt issuance costs	—	(59)	(2,498)
Cash distributions to parent	(164,000)	(110,000)	(174,000)
Net cash used in financing activities	(164,000)	(110,059)	(180,103)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures*	(78,497)	(128,440)	(73,487)
Contributions and advances for construction costs	6,103	4,805	2,075
Disposal of property, plant and equipment, net	(920)	(3,401)	(879)
Advances to affiliates, net	(46,604)	(20,865)	(42,734)
Net cash used in investing activities	(119,918)	(147,901)	(115,025)
NET (DECREASE) INCREASE IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(78,602)	$(132,260)	$(73,105)
Changes in related accounts receivable, accounts payable, and accrued liabilities	105	3,820	(382)
Capital expenditures	$(78,497)	$(128,440)	$(73,487)

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
Northwest is a single member limited liability company, and as such, single member losses are limited to the amount of its investment.
Nature of Operations
We own and operate an interstate pipeline system for the mainline transmission of natural gas. This system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington.
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Regulated Operations, (Topic 980) provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980, and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
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
Revenue Recognition
Our customers are comprised of public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Operating Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Most of our firm transportation and storage agreements provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas scheduled, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended beyond the specified contract term and until terminated generally by either us or the customer, but in certain cases unilaterally by the customer, with advance notice of termination ranging from one to five years. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one month periods or less. Our performance obligations include the following:
•Firm transportation or storage under firm transportation and storage contracts - an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;
•Interruptible transportation and storage under interruptible transportation and storage contracts - an integrated package of services typically constituting a single performance obligation once scheduled, which includes receiving, transporting or storing (as applicable), and redelivering commodities.
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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2020, we had no such rate refund liabilities.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Contract Assets
Our contract assets consist of discounts provided to customers in the beginning of the contract term that are recognized on a straight-line basis over the entire contract term resulting in revenue recognition occurring prior to actual billings. Contract assets are included within Deferred Charges in our Balance Sheet.
Contract Liabilities
Our contract liabilities consist of a fixed rate facility charge billed to customers that declines annually as specified per the tariff.  These liabilities are classified as current or non-current according to when such amounts are expected to be recognized.  Current and non-current liabilities are included within Accrued Liabilities and Other Non-current Liabilities, respectively, in our Balance Sheet.
Leases
We recognize a lease liability with an offsetting right-of-use asset in our Balance Sheet for operating leases based on the present value of the future lease payments. We have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 15 years, with one having a term of up to 38 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
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
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal)

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2020, 2019, and 2018 are as follows:

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
We recorded regulatory debits totaling $1.1 million in 2020 and 2019, and $2.3 million in 2018 in the accompanying Statement of Net Income. These debits relate primarily to the levelized depreciation adjustment for the Evergreen Expansion Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2020 and 2019 were $96.3 million and $90.9 million, respectively. The regulatory asset is expected to be fully recovered through the negative salvage component of depreciation included in our rates; as such, that amount of the negative salvage component of accumulated depreciation has been reclassified and netted against the amount of the ARO regulatory asset.
Impairment of Long-lived Assets
We evaluate our long-lived assets, including capitalized project development costs, for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When an indicator of a potential impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
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
Judgments and assumptions are inherent in our estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize.
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.3 million for 2020, $0.7 million for 2019, and $0.5 million for 2018. The allowance for equity funds was $0.4 million, $2.7 million, and $1.7 million for 2020, 2019, and 2018, respectively.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are stated at the historical carrying amount net of reserves or write-offs. We estimate the reserves, considering current expected credit losses (as discussed below in Accounting Standards Issued and Adopted). We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Our credit risk exposure in the event of nonperformance by the other parties is limited to the face value of the receivables. We perform ongoing credit evaluations of our customers’ financial condition and require collateral from our customers, if necessary. Due to our customer base, we have not historically experienced recurring credit losses in connection with our receivables.
Materials and Supplies Inventory
All inventories are stated at average cost. We perform an annual review of materials and supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2020 and 2019.
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
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans (See Note 7. Benefit Plans). Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us, and thus paid by us, is based on our share of net periodic benefit cost.
Cash Flows from Operating Activities and Cash Equivalents
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Interest Payments
Cash payments for interest, net of interest capitalized, were $26.1 million in 2020, $26.2 million in 2019, and $25.4 million in 2018.
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
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2020.
2. REVENUE RECOGNITION
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Year ended December 31,
	2020	2019
	(Thousands)
Balance at beginning of period	$554	$—
Revenue recognized in excess of amounts invoiced	2,841	554
Balance at end of period	$3,395	$554
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year ended December 31,
	2020	2019
	(Thousands)
Balance at beginning of period	$5,464	$—
Recorded contract liabilities	—	5,464
Recognized in Revenue	(854)	—
Balance at end of period	$4,610	$5,464

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2020, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021	$938	$422,298
2022	1,029	408,593
2023	1,120	365,882
2024	1,218	335,757
2025	305	332,389
Thereafter	—	2,659,570
Total	$4,610	$4,524,489
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Lessee Activities

	Twelve Months Ended December 31,
	2020	2019
	(Thousands)
Lease Cost:
Operating lease cost	$2,075	$2,234
Variable lease cost	1,122	1,107
Total lease cost	$3,197	$3,341
Cash paid for amounts included in the measurement of operating lease liabilities	$2,500	$2,064

	December 31,
	2020	2019
	(Thousands)
Other Information:
Right-of-use assets	$10,692	$18,101
Operating lease liabilities:
Current (included in Accrued liabilities - Other in our Balance Sheet)	$2,022	$1,356
Lease liability	$8,341	$16,823
Weighted-average remaining lease term - operating leases (years)	15	13
Weighted-average discount rate - operating leases	3.96%	4.80%
Prior to adopting ASU 2016-02 “Leases (Topic 842)”, which was effective January 1, 2019, total rent expense was $2.8 million in 2018 and primarily included in Operation and maintenance and Administrative and general expenses in the Statement of Net Income.
As of December 31, 2020, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2021	$2,315
2022	993
2023	911
2024	911
2025	927
Thereafter	8,474
Total future lease payments	14,531
Less amount representing interest	4,168
Total obligations under operating leases	$10,363

4. RATE AND REGULATORY MATTERS
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2020, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of December 31, 2020, 10 compressor stations have been remediated. At December 31, 2020 we had accrued liabilities totaling approximately $1.1 million, $0.1 million in current liabilities and $1.0 million in other non-current liabilities and at December 31, 2019 approximately $1.2 million, $0.1 million in current liabilities and $1.1 million in other non-current liabilities for these costs. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

6. DEBT AND FINANCING ARRANGEMENTS
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

	December 31,
	2020	2019
	(Thousands)
7.125% unsecured debentures due 2025	$85,000	$85,000
4.0% unsecured debentures due 2027	500,000	500,000
Unamortized debt issuance costs	(3,581)	(4,083)
Unamortized debt discount	(3,401)	(3,872)
Total long-term debt	$578,018	$577,045

As of December 31, 2020, maturities of outstanding long-term debt (at face value) for the next five years are as follows:

(Thousands)
7.125% unsecured debentures due 2025	$85,000
Total	$85,000
There are no maturities applicable to long-term debt outstanding for the years 2021, 2022, 2023 and 2024.
No property is pledged as collateral under any of our long-term debt.
Restrictive Debt Covenants
At December 31, 2020, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Credit Facility
In 2018, we, along with Williams and Transco (the borrowers), the lenders named therein, and an administrative agent entered into a credit agreement (Credit Agreement) with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. The facility made available under the Credit Agreement is initially available for five years from the Credit Agreement Effective Date (the Maturity Date). The borrowers may request an extension of the Maturity Date for an additional one-year period up to two times, to allow a Maturity Date as late as the seventh anniversary of the Credit Agreement Effective Date, subject to certain conditions. The Credit Agreement allows for same day swingline borrowings up to an aggregate amount of $200 million, subject to other utilization of the aggregate commitments under the Credit Agreement. Letter of credit commitments of $1.0 billion are, subject to the $500 million borrowing sublimit applicable to us and Transco, available to the borrowers. At December 31, 2020, no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.
Measured as of December 31, 2020, we are in compliance with our financial covenant under the credit facility.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

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
Williams participates in a commercial paper program, and Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at anytime of $4.0 billion of unsecured commercial paper notes. At December 31, 2020, Williams had no outstanding commercial paper.
7. BENEFIT PLANS
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below (See Note 9. Transactions With Major Customers and Affiliates).
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams were $1.9 million in 2020, $2.2 million in 2019 and $3.9 million in 2018. Included in our pension costs are settlement charges of $0.7 million and $1.3 million in 2020 and 2018, respectively.
Williams provides subsidized retiree health care and life insurance benefits to certain eligible participants. Generally, participants that were employed by Williams on or before December 31, 1991 are eligible for subsidized retiree health care benefits. During 2020, 2019, and 2018, we received credits from Williams related to retiree health care and life insurance benefits of $1.7 million, $1.5 million and $2.1 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amounts of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2020 and 2019 are $39.4 million and $37.7 million, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $2.3 million in 2020, $1.8 million in 2019 and $1.9 million in 2018 for Williams’ company contributions to this plan.
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

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

Total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $1.5 million and $1.8 million, respectively, excluding amounts allocated from WPZ and Williams.
8. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and advances to affiliate—The carrying amounts approximate fair value, because of the short-term nature of these instruments.
Long-term debt – The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $578.0 million and $680.6 million, respectively, at December 31, 2020, and $577.0 million and $637.8 million, respectively, at December 31, 2019.
9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES
Major Customers
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Puget Sound Energy, Inc.	$132,747	$121,792	$115,238
Northwest Natural Gas Company	48,893	48,891	49,126
Cascade Natural Gas Corporation	47,493	46,969	46,164
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Related Party Transactions
We are a participant in Williams’ cash management program. At December 31, 2020 and 2019, the advances due to us by Williams totaled approximately $247.9 million and $201.3 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 0.01 percent at December 31, 2020. The interest income from these advances was $0.6 million, $4.1 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $82.7 million, $96.2

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

million, and $92.7 million in the years ended December 31, 2020, 2019, and 2018, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income.
During 2020, 2019, and 2018, we declared and paid cash distributions to our parent of $164.0 million, $110.0 million, and $174.0 million, respectively. During February 2021, we declared and paid cash distributions of $55.0 million to our parent.
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
    During 2020 and 2019, our overall asset retirement obligation changed as follows (in thousands):

	2020	2019
Beginning balance	$91,251	$69,350
Accretion	5,410	4,605
Changes in estimates of existing obligations (1)	(884)	17,307
Property dispositions/obligations settled	—	(11)
Ending balance	$95,777	$91,251

(1)Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The decrease in 2020 is primarily due to a decrease in the inflation rate and an increase in the estimated remaining life of the ARO assets.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

11. REGULATORY ASSETS AND LIABILITIES
Our regulatory assets and liabilities result from our application of the provisions of ASC Topic 980 and are reflected on our Balance Sheet. Current regulatory assets are included in Prepayments and other. Current regulatory liabilities are included in Exchange gas due to others. These balances are presented on our Balance Sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2020 and 2019:

	2020	2019
	(Thousands)
Current regulatory assets:
Levelized depreciation	$1,360	$978
Fuel Recovery	52	—
Total current regulatory assets	1,412	978
Non-current regulatory assets:
Grossed-up deferred taxes on equity funds used during construction	5,114	5,498
Levelized depreciation	14,908	16,437
Total non-current regulatory assets	20,022	21,935
Total regulatory assets	$21,434	$22,913

Current regulatory liabilities:
Fuel recovery	$3,232	$4,121
Non-current regulatory liabilities:
Postretirement benefits	39,391	37,722
Deferred federal taxes-liability	206,527	206,527
Deferred state taxes - liability	12,120	12,120
Customer tax refund	75,694	49,598
Asset retirement obligations, net	21,993	17,065
Total non-current regulatory liabilities	355,725	323,032
Total regulatory liabilities	$358,957	$327,153
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
Postretirement Benefits We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS

adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates (See Note 7. Benefit Plans).
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
Customer Tax Refund In our 2017 Settlement, which became effective January 1, 2018, we agreed with our customers that if federal income tax rates decreased due to subsequent legislation, such as Tax Reform enacted in 2017, we would record a regulatory liability. As a result of Tax Reform, the regulatory liability will be $23.6 million annually plus accrued interest ($5.0 million at December 31, 2020) for the period beginning January 1, 2018 and continuing through the time that our current rates remain effective.
Asset Retirement Obligations, net This regulatory liability balance reflects the amount that we have recovered in our rates related to our future retirement costs offset by depreciation of the ARO asset and changes in the ARO liability due to the passage of time. AROs are expected to be fully recovered through the net negative salvage component of depreciation included in our rates (See Note 10. Asset Retirement Obligations).

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of

December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for professional services provided by our independent auditors in each of the last two fiscal years in each of the following categories are:

	2020	2019
	(Millions)
Audit fees	$0.6	$0.6
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$0.6	$0.6
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

Page Reference to 2020 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financials

Index

Covered by reports of independent auditors:

Statement of Net Income for the Years Ended December 31, 2020, 2019, and 2018	25

Balance Sheet at December 31, 2020 and 2019	26

Statement of Member’s Equity for the Years Ended December 31, 2020, 2019, and 2018	28

Statement of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018	29

Notes to Financial Statements	30
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

NORTHWEST PIPELINE LLC
(Registrant)

By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Scott A. Hallam	Management Committee Member and Senior Vice President (Principal Executive Officer)
Scott A. Hallam

/s/ John D. Porter	Vice President and Chief Accounting Officer (Principal Financial Officer)
John D. Porter

/s/ Billeigh W. Mark	Controller
Billeigh W. Mark	(Principal Accounting Officer)

Date: February 24, 2021