Form 10-Q
period 2021-03-31
NORTHWEST PIPELINE LLC
filed 2021-05-03
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

•The impact of existing and future laws and regulations, the regulatory environment, environmental matters, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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

•Acts of terrorism, cybersecurity incidents, and related disruptions; and
ii

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 24, 2021.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
OPERATING REVENUES:
Natural gas transportation	$109,277	$112,021
Natural gas storage	3,670	3,346
Other	(53)	(21)
Total operating revenues	112,894	115,346
OPERATING EXPENSES:
General and administrative	11,670	12,699
Operation and maintenance	16,646	15,499
Depreciation and amortization	28,068	28,060
Regulatory debits	348	291
Taxes, other than income taxes	4,216	4,120
Regulatory charges resulting from tax rate changes	5,814	5,814
Other (income) expenses, net	(31)	(2)
Total operating expenses	66,731	66,481

OPERATING INCOME	46,163	48,865

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,361	7,451
Allowance for equity and borrowed funds used during construction (AFUDC)	(265)	(298)
Miscellaneous other (income) expenses, net	(161)	(1,092)
Total other (income) and other expenses	6,935	6,061

NET INCOME	$39,228	$42,804
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	37,283	37,365
Affiliated companies	60	51
Advances to affiliate	265,719	247,869
Other	765	840
Materials and supplies	9,849	9,807
Exchange gas due from others	3,276	4,466
Prepayments and other	3,396	4,078
Total current assets	320,348	304,476

PROPERTY, PLANT AND EQUIPMENT	3,657,039	3,653,792
Less-Accumulated depreciation and amortization	1,785,462	1,761,229
Total property, plant and equipment, net	1,871,577	1,892,563

OTHER ASSETS:
Deferred charges	4,808	3,775
Regulatory assets	19,374	20,022
Right-of-use assets	10,452	10,692
Total other assets	34,634	34,489

Total assets	$2,226,559	$2,231,528
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$5,636	$16,157
Affiliated companies	7,977	4,110
Accrued liabilities:
Taxes, other than income taxes	14,613	10,905
Interest	12,019	5,505
Exchange gas due to others	1,830	4,557
Customer advances	1,781	539
Other	6,377	6,786
Total current liabilities	50,233	48,559

LONG-TERM DEBT	578,267	578,018

OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	97,129	95,777
Regulatory liabilities	363,771	355,725
Lease liability	8,158	8,341
Other	4,378	4,713
Total other non-current liabilities	473,436	464,556

CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	50,731	66,503
Total member’s equity	1,124,623	1,140,395

Total liabilities and member’s equity	$2,226,559	$2,231,528
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2021	2020
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	66,503	79,417
Net income	39,228	42,804
Cash distributions to parent	(55,000)	(45,000)
Balance at end of period	50,731	77,221
Total Member’s Equity	$1,124,623	$1,151,113

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$39,228	$42,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,068	28,060
Regulatory debits	348	291
Regulatory charges resulting from tax rate changes	5,814	5,814
Amortization of deferred charges and credits	(772)	(821)
Allowance for equity funds used during construction (equity AFUDC)	(215)	(241)
Changes in current assets and liabilities:
Trade and other accounts receivable	1,822	5,132
Affiliated receivables	(9)	29
Materials and supplies	(42)	(87)
Other current assets	1,872	3,840
Trade accounts payable	(8,375)	(1,676)
Affiliated payables	3,867	(1,308)
Other accrued liabilities	6,175	578
Changes in noncurrent assets and liabilities:
Regulatory liabilities	957	1,079
Other, net	85	636
Net cash provided by operating activities	78,823	84,130

Cash flows from financing activities:
Cash distributions to parent	(55,000)	(45,000)
Net cash used in financing activities	(55,000)	(45,000)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(7,426)	(9,562)
Contributions and advances for construction costs	1,699	4,094
Disposal of property, plant and equipment, net	(246)	(240)
Advances to affiliate, net	(17,850)	(33,422)
Net cash used in investing activities	(23,823)	(39,130)

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(5,741)	$(5,520)
Changes in related accounts payable and accrued liabilities	(1,685)	(4,042)
Capital expenditures	$(7,426)	$(9,562)
See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest is indirectly owned by The Williams Companies, Inc. (Williams).
General
The accompanying unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto in our 2020 Annual Report on Form 10-K.
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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three months ended
	March 31,
	2021	2020
	(Thousands)
Balance at beginning of period	$3,395	$554
Revenue recognized in excess of amounts invoiced	1,121	620
Balance at end of period	$4,516	$1,174
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three months ended
	March 31,
	2021	2020
	(Thousands)
Balance at beginning of period	$4,610	$5,464
Recognized in Revenue	(232)	(213)
Balance at end of period	$4,378	$5,251

Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of March 31, 2021, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021 (remainder)	$707	$314,230
2022	1,029	410,694
2023	1,120	365,687
2024	1,218	334,497
2025	304	331,136
Thereafter	—	2,645,508
Total	$4,378	$4,401,752
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2021, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2021, 10 compressor stations have been remediated. At March 31, 2021, we had accrued liabilities totaling approximately $1.1 million, $0.2 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2020, we had accrued liabilities totaling approximately $1.1 million, $0.1 million of which is recorded in Accrued liabilities - Other and $1.0 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are subject to the $500 million borrowing sublimit applicable to us and Transco. At March 31, 2021, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At March 31, 2021, Williams had no outstanding commercial paper.
5. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Short-term financial assets—The carrying values of short-term financial assets (advances to affiliate) that have variable interest rates, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $578.3 million and $661.5 million, respectively, at March 31, 2021, and $578.0 million and $680.6 million, respectively, at December 31, 2020.

6. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At March 31, 2021 and December 31, 2020, our advances to Williams totaled approximately $265.7 million and $247.9 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.01 percent at March 31, 2021. The interest income from these advances was minimal and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
Included in Operating Revenues in the accompanying Statement of Net Income are revenues received from affiliates of $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $22.1 million and $22.7 million in the three months ended March 31, 2021 and 2020, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income.
During the three months ended March 31, 2021 and 2020, we declared and paid cash distributions to our parent of $55.0 million and $45.0 million, respectively. During April 2021, we declared and paid an additional cash distribution of $44.0 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2020 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2021 and 2020. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues decreased $2.5 million, or approximately 2 percent, in the first three months of 2021 as compared to the same period in 2020 primarily due to:
•$2.7 million lower natural gas transportation revenues as a result of lower firm transportation demand ($4.0 million) primarily resulting from the termination of two base agreements in the third quarter of 2020, partially offset by higher short-term firm transportation demand due to Winter Storm Uri ($1.3 million).
•The decrease in natural gas transportation revenues was partially offset by $0.3 million in higher storage revenues, with higher park and loan services in 2021 and higher capacity releases at the Clay Basin storage facility.
Transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues for both periods ended March 31, 2021 and 2020.
Operating Expenses increased $0.3 million, or less than 1 percent, in the first three months of 2021 as compared to the same period in 2020, primarily due to:
•$1.1 million of higher operating and maintenance costs mostly attributable to higher measurement software maintenance and site rentals, and higher transmission related expenses including contract labor and right of way expenses.
•The increase in operating maintenance costs were mostly offset by $1.0 million of lower general and administrative expenses, including lower building rent, a decrease in outside services, and lower salaries and wages partially offset by higher employee benefits accrual.
Other (income) and other expenses, net had an unfavorable change of $0.9 million, or approximately 14 percent, in the first three months of 2021 as compared to the same period in 2020 primarily due to lower interest income on our note with Williams.
Recent Developments
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We continue to monitor the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Environmental
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
Other
The additional information called for by this item is provided in Note 3. Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.
Item 1A. Risk Factors

    Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

NORTHWEST PIPELINE LLC
Registrant

Date:	May 3, 2021	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)