Form 10-Q
period 2021-06-30
NORTHWEST PIPELINE LLC
filed 2021-08-02
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Natural gas transportation	$104,051	$106,145	$213,328	$218,166
Natural gas storage	3,867	3,716	7,537	7,062
Other	4	(10)	(49)	(31)
Total operating revenues	107,922	109,851	220,816	225,197
OPERATING EXPENSES:
General and administrative	11,460	13,096	23,130	25,795
Operation and maintenance	19,533	19,546	36,179	35,045
Depreciation and amortization	28,200	27,821	56,268	55,881
Regulatory debits	350	290	698	581
Taxes, other than income taxes	4,281	3,714	8,497	7,834
Regulatory charges resulting from tax rate changes	5,879	5,879	11,693	11,693
Other (income) expenses, net	(15)	(3)	(46)	(5)
Total operating expenses	69,688	70,343	136,419	136,824

OPERATING INCOME	38,234	39,508	84,397	88,373

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,480	7,509	14,841	14,960
Allowance for equity and borrowed funds used during construction (AFUDC)	(374)	(322)	(639)	(620)
Miscellaneous other (income) expenses, net	(184)	(164)	(345)	(1,256)
Total other (income) and other expenses	6,922	7,023	13,857	13,084

NET INCOME	$31,312	$32,485	$70,540	$75,289
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	35,226	37,365
Affiliated companies	81	51
Advances to affiliate	271,899	247,869
Other	2,684	840
Materials and supplies	9,785	9,807
Exchange gas due from others	4,434	4,466
Prepayments and other	4,152	4,078
Total current assets	328,261	304,476

PROPERTY, PLANT AND EQUIPMENT	3,687,607	3,653,792
Less-Accumulated depreciation and amortization	1,811,905	1,761,229
Total property, plant and equipment, net	1,875,702	1,892,563

OTHER ASSETS:
Deferred charges	5,897	3,775
Regulatory assets	18,980	20,022
Right-of-use assets	10,565	10,692
Total other assets	35,442	34,489

Total assets	$2,239,405	$2,231,528
See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$22,622	$16,157
Affiliated companies	7,607	4,110
Accrued liabilities:
Taxes, other than income taxes	12,252	10,905
Interest	5,505	5,505
Exchange gas due to others	5,162	4,557
Customer advances	5,998	539
Other	6,762	6,786
Total current liabilities	65,908	48,559

LONG-TERM DEBT	578,519	578,018

OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	98,501	95,777
Regulatory liabilities	371,986	355,725
Lease liability	8,329	8,341
Other	4,227	4,713
Total other non-current liabilities	483,043	464,556

CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	38,043	66,503
Total member’s equity	1,111,935	1,140,395

Total liabilities and member’s equity	$2,239,405	$2,231,528
See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,
	2021	2020
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	50,731	77,221
Net income	31,312	32,485
Cash distributions to parent	(44,000)	(43,000)
Balance at end of period	38,043	66,706
Total Member’s Equity	$1,111,935	$1,140,598

	Six months ended June 30,
	2021	2020
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	66,503	79,417
Net income	70,540	75,289
Cash distributions to parent	(99,000)	(88,000)
Balance at end of period	38,043	66,706
Total Member’s Equity	$1,111,935	$1,140,598

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$70,540	$75,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,268	55,881
Regulatory debits	698	581
Regulatory charges resulting from tax rate changes	11,693	11,693
Amortization of deferred charges and credits	(1,818)	(1,890)
Allowance for equity funds used during construction (equity AFUDC)	(518)	(501)
Changes in current assets and liabilities:
Trade and other accounts receivable	(1,472)	6,107
Affiliated receivables	(30)	66
Materials and supplies	22	(128)
Other current assets	(41)	3,642
Trade accounts payable	1,084	(1,925)
Affiliated payables	3,497	2,989
Other accrued liabilities	3,413	(8,422)
Changes in noncurrent assets and liabilities:
Regulatory liabilities	2,040	2,189
Other, net	244	1,421
Net cash provided by operating activities	145,620	146,992

Cash flows from financing activities:
Cash distributions to parent	(99,000)	(88,000)
Net cash used in financing activities	(99,000)	(88,000)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(25,247)	(15,892)
Contributions and advances for construction costs	5,179	4,588
Disposal of property, plant and equipment, net	(2,522)	(297)
Advances to affiliate, net	(24,030)	(47,391)
Net cash used in investing activities	(46,620)	(58,992)

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(29,885)	$(17,487)
Changes in related accounts payable and accrued liabilities	4,638	1,595
Capital expenditures	$(25,247)	$(15,892)
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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands)
Balance at beginning of period	$4,516	$1,174	$3,395	$554
Revenue recognized in excess of amounts invoiced	1,134	620	2,255	1,240
Balance at end of period	$5,650	$1,794	$5,650	$1,794

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands)
Balance at beginning of period	$4,378	$5,251	$4,610	$5,464
Recognized in Revenue	(234)	(212)	(466)	(425)
Balance at end of period	$4,144	$5,039	$4,144	$5,039
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of June 30, 2021, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021 (six months)	$473	$211,314
2022 (one year)	1,029	415,849
2023 (one year)	1,120	374,378
2024 (one year)	1,217	338,118
2025 (one year)	305	331,136
Thereafter	—	2,834,599
Total	$4,144	$4,505,394
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2021, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of June 30, 2021, 5 compressor stations are still being remediated. At June 30, 2021, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2020, we had accrued liabilities totaling approximately $1.1 million, $0.1 million of which is recorded in Accrued liabilities - Other and $1.0 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost additions to Property, plant, and equipment - net in the Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
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
4. DEBT AND FINANCING ARRANGEMENTS
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. Letter of credit commitments of $1.0 billion are subject to the $500 million borrowing sublimit applicable to us and Transco. At June 30, 2021, no letters of credit have been issued and no loans were outstanding under the credit facility.
Williams participates in a commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At June 30, 2021, Williams had no outstanding commercial paper.
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

Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $578.5 million and $659.5 million, respectively, at June 30, 2021, and $578.0 million and $680.6 million, respectively, at December 31, 2020.
6. TRANSACTIONS WITH AFFILIATES
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At June 30, 2021 and December 31, 2020, our advances to Williams totaled approximately $271.9 million and $247.9 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.01 percent at June 30, 2021. The interest income from these advances was minimal for the three and six months ended June 30, 2021, and $0.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
Included in Operating Revenues in the accompanying Statement of Net Income are revenues received from affiliates of $0.2 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We were billed $21.6 million and $43.7 million in the three and six months ended June 30, 2021 and $23.1 million and $45.8 million in the three and six months ended June 30, 2020, respectively, for these services. Such expenses are primarily included in General and administrative and Operation and maintenance expenses on the accompanying Statement of Net Income.
During the six months ended June 30, 2021 and 2020, we declared and paid cash distributions to our parent of $99.0 million and $88.0 million, respectively. During July 2021, we declared and paid an additional cash distribution of $34.0 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2020 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.
RESULTS OF OPERATIONS
Analysis of Financial Results
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2021 and 2020. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues decreased $4.4 million, or approximately 2 percent, in the first six months of 2021 as compared to the same period in 2020 primarily due to:
Natural gas transportation decreased $4.8 million for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily attributable to:
•$10.0 million lower firm transportation revenue primarily resulting from the termination of two base agreements in the third quarter of 2020.
•Partially offset by an increase of $1.9 million in short-term firm transportation demand as a result of colder weather in 2021,
•$1.7 million from three new contracts executed in the third quarter of 2020, and
•$1.0 million from a project placed in service in November 2020.
Natural gas storage increased $0.5 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily a result of higher capacity releases at the Clay Basin storage facility and higher park and loan services in 2021.
Transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues for both periods ended June 30, 2021 and 2020.
Operating Expenses decreased $0.4 million, or less than 1 percent, in the first six months of 2021 as compared to the same period in 2020.
Other (income) and other expenses, net had an unfavorable change of $0.8 million, or approximately 6 percent, in the first six months of 2021 as compared to the same period in 2020 primarily due to lower interest income on our note with Williams.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

NORTHWEST PIPELINE LLC
Registrant

Date:	August 2, 2021	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)