Form 10-Q
period 2021-09-30
NORTHWEST PIPELINE LLC
filed 2021-11-01
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

i

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
ii

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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHWEST PIPELINE LLC
STATEMENT OF NET INCOME
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Natural gas transportation	$105,099	$107,149	$318,427	$325,315
Natural gas storage	3,144	3,210	9,777	9,419
Other	367	116	1,222	938
Total operating revenues	108,610	110,475	329,426	335,672
OPERATING EXPENSES:
General and administrative	12,161	10,444	35,291	36,239
Operation and maintenance	19,462	17,999	55,641	53,044
Depreciation and amortization	28,398	28,000	84,666	83,881
Regulatory debits	369	287	1,067	868
Taxes, other than income taxes	4,099	4,547	12,596	12,381
Regulatory charges resulting from tax rate changes	5,944	5,944	17,637	17,637
Other (income) expenses, net	120	(7)	74	(12)
Total operating expenses	70,553	67,214	206,972	204,038

OPERATING INCOME	38,057	43,261	122,454	131,634

OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	7,561	7,365	22,402	22,325
Allowance for equity and borrowed funds used during construction (AFUDC)	(543)	(511)	(1,182)	(1,131)
Miscellaneous other (income) expenses, net	5	(133)	(340)	(1,389)
Total other (income) and other expenses	7,023	6,721	20,880	19,805

NET INCOME	$31,034	$36,540	$101,574	$111,829

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	34,119	37,365
Affiliated companies	170	51
Advances to affiliate	292,630	247,869
Other	1,156	840
Materials and supplies	9,678	9,807
Exchange gas due from others	9,310	4,466
Prepayments and other	4,488	4,078
Total current assets	351,551	304,476

PROPERTY, PLANT AND EQUIPMENT	3,730,124	3,653,792
Less-Accumulated depreciation and amortization	1,836,617	1,761,229
Total property, plant and equipment, net	1,893,507	1,892,563

OTHER ASSETS:
Deferred charges and other non-current assets	9,882	3,775
Regulatory assets	18,442	20,022
Right-of-use assets	10,548	10,692
Total other assets	38,872	34,489

Total assets	$2,283,930	$2,231,528

(continued)

See accompanying notes.

NORTHWEST PIPELINE LLC
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Payables:
Trade	$23,230	$16,157
Affiliated companies	15,845	4,110
Accrued liabilities:
Taxes, other than income taxes	15,575	10,905
Interest	12,019	5,505
Exchange gas due to others	5,761	4,557
Customer advances	2,668	539
Other	7,508	6,786
Total current liabilities	82,606	48,559

LONG-TERM DEBT	578,773	578,018

OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	121,041	95,777
Regulatory liabilities	380,298	355,725
Lease liability	8,335	8,341
Other	3,908	4,713
Total other non-current liabilities	513,582	464,556

CONTINGENT LIABILITIES AND COMMITMENTS (Note 3)

MEMBER’S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	35,077	66,503
Total member’s equity	1,108,969	1,140,395

Total liabilities and member’s equity	$2,283,930	$2,231,528

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF MEMBER’S EQUITY
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	38,043	66,706
Net income	31,034	36,540
Cash distributions to parent	(34,000)	(36,000)
Balance at end of period	35,077	67,246
Total Member’s Equity	$1,108,969	$1,141,138

	Nine Months Ended September 30,
	2021	2020
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	66,503	79,417
Net income	101,574	111,829
Cash distributions to parent	(133,000)	(124,000)
Balance at end of period	35,077	67,246
Total Member’s Equity	$1,108,969	$1,141,138

See accompanying notes.

NORTHWEST PIPELINE LLC
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$101,574	$111,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	84,666	83,881
Regulatory debits	1,067	868
Regulatory charges resulting from tax rate changes	17,637	17,637
Amortization of deferred charges and credits	(2,784)	(2,633)
Allowance for equity funds used during construction (equity AFUDC)	(960)	(914)
Changes in current assets and liabilities:
Trade and other accounts receivable	4,769	3,507
Affiliated receivables	(119)	(68)
Materials and supplies	129	(146)
Other current assets	(5,253)	1,533
Trade accounts payable	(774)	1,233
Affiliated payables	11,735	(2,169)
Other accrued liabilities	13,109	3,569
Changes in noncurrent assets and liabilities:
Regulatory liabilities	3,179	3,175
Other, net	(2,489)	415
Net cash provided by operating activities	225,486	221,717

Cash flows from financing activities:
Cash distributions to parent	(133,000)	(124,000)
Net cash used in financing activities	(133,000)	(124,000)

Cash flows from investing activities:
Property, plant and equipment:
Capital expenditures*	(51,233)	(39,916)
Contributions and advances for construction costs	7,146	5,502
Disposal of property, plant and equipment, net	(3,638)	(911)
Advances to affiliate, net	(44,761)	(62,392)
Net cash used in investing activities	(92,486)	(97,717)

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(58,566)	$(54,060)
Changes in related accounts payable and accrued liabilities	7,333	14,144
Capital expenditures	$(51,233)	$(39,916)

See accompanying notes.

NORTHWEST PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
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
A reclassification within Operating Revenues in the Statement of Net Income from the service line of Natural gas storage to Other of approximately $0.1 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, has been made to conform to the 2021 presentations.
Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands)
Balance at beginning of period	$5,650	$1,794	$3,395	$554
Revenue recognized in excess of amounts invoiced	1,146	628	3,401	1,868
Balance at end of period	$6,796	$2,422	$6,796	$2,422

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands)
Balance at beginning of period	$4,144	$5,039	$4,610	$5,464
Recognized in Revenue	(236)	(215)	(702)	(640)
Balance at end of period	$3,908	$4,824	$3,908	$4,824
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the Federal Energy Regulatory Commission (FERC), reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen provisions for periods beyond the initial term of the contract. The remaining performance obligations, as of September 30, 2021, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2021 (three months)	$236	$107,321
2022 (one year)	1,029	416,890
2023 (one year)	1,120	376,453
2024 (one year)	1,218	338,118
2025 (one year)	305	331,136
Thereafter	—	2,842,720
Total	$3,908	$4,412,638
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments
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

Notes (Continued)	Table of Contents
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2021, all of the meter stations have been remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2021, 5 compressor stations are still being remediated. At September 30, 2021, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. At December 31, 2020, we had accrued liabilities totaling approximately $1.1 million, $0.1 million of which is recorded in Accrued liabilities - Other and $1.0 million of which is recorded in Other Noncurrent Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

Notes (Continued)	Table of Contents
Note 4 – Debt and Financing Arrangements
Commercial Paper
Williams participates in a commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. The program allows a maximum outstanding amount at any time of $4.0 billion of unsecured commercial paper notes. At September 30, 2021, Williams had no outstanding commercial paper. In connection with the amended and restated credit agreement described below, Williams reduced the size of its commercial paper program to $3.5 billion.
Credit Facility
In October 2021, we, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. The maturity date of the credit facility is October 8, 2026. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2028, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2021, and as of October 8, 2021, the effective date of the amended and restated Credit Agreement, no letters of credit have been issued and no loans were outstanding under the credit facility.
The Credit Agreement contains the following terms and conditions:
•Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets in certain circumstances, make certain distributions during an event of default, and each borrower and each borrower’s respective material subsidiaries’ ability to enter into certain restrictive agreements.
•If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of the loans of the defaulting borrower under the credit facility and exercise other rights and remedies.
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternative base rate as defined in the Credit Agreement plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. Williams is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings. The Credit Agreement also includes customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available.
The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Credit Agreement, must be no greater than 65 percent for each of Transco and Northwest.
At September 30, 2021, we are in compliance with this covenant.
Note 5 – Financial Instruments
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Short-term financial assets—The carrying values of short-term financial assets that have variable interest rates (advances to affiliate), accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.

Notes (Continued)	Table of Contents
Long-term debt—The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $578.8 million and $657.5 million, respectively, at September 30, 2021, and $578.0 million and $680.6 million, respectively, at December 31, 2020.
Note 6 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At September 30, 2021 and December 31, 2020, our advances to Williams totaled approximately $292.6 million and $247.9 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.01 percent at September 30, 2021. The interest income from these advances was minimal for the three months and nine months ended September 30, 2021, respectively, and minimal for the three months ended and $0.6 million for the nine months ended September 30, 2020, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
Included in Operating Revenues in the accompanying Statement of Net Income are revenues received from affiliates of $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. In the accompanying Statement of Net Income, we have recorded approximately $21.5 million and $61.8 million in the three and nine months ended September 30, 2021, and $18.1 million and $60.9 million in the three and nine months ended September 30, 2020, respectively, for these service expenses which are primarily included in General and administrative and Operation and maintenance expenses.
During the nine months ended September 30, 2021 and 2020, we declared and paid cash distributions to our parent of $133.0 million and $124.0 million, respectively. During October 2021, we declared and paid an additional cash distribution of $33.5 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2020 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.
Results of Operations
Analysis of Financial Results
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2021 and 2020. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues decreased $6.2 million, or approximately 2 percent, in the first nine months of 2021 as compared to the same period in 2020 primarily due to:
Natural gas transportation decreased $6.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily attributable to:
•$13.7 million lower firm transportation revenue primarily resulting from the termination of two base agreements in the third quarter of 2020,
•Partially offset by an increase of $2.7 million in short-term firm transportation demand as a result of colder weather in February 2021,
•$2.5 million from three new contracts executed in the third quarter of 2020, and
•$1.3 million from a project placed in service in November 2020.
Natural gas storage increased $0.4 million for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily a result of customers injecting more gas into storage.
Transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues for both periods ended September 30, 2021 and 2020.
Operating Expenses increased $2.9 million, or 1 percent, in the first nine months of 2021 as compared to the same period in 2020 primarily due to:
•$1.2 million increase in employee labor and benefits costs, including charges associated with higher expected performance under the Williams incentive compensation plan in 2021, partially offset by the absence of severance and relocation costs and benefit plan changes recorded in 2020,
•$0.8 million higher depreciation and $0.2 million higher property taxes as a result of plant additions,
•$0.3 million higher operating, maintenance and general and administrative costs including charges from affiliates, and
•$0.2 million increase in levelized depreciation.
Other (income) and other expenses, net had an unfavorable change of $1.1 million, or approximately 5 percent, in the first nine months of 2021 as compared to the same period in 2020 primarily due to lower interest income on our note with Williams.

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
Changes in Internal Control Over Financial Reporting
On July 1, 2021, our parent implemented a new enterprise resource planning (ERP) system on a company-wide basis. We will continue to evaluate and test control changes in order to provide certification on the effectiveness, in all material respects, of our internal controls over financial reporting for the year ending December 31, 2021.
Other than as set forth above, there have been no changes during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Other
The additional information called for by this item is provided in Note 3 – Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part 1, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

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

10.1
Credit Agreement dated as of October 8, 2021, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (filed on October 8, 2021 as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

NORTHWEST PIPELINE LLC
Registrant

Date:	November 1, 2021	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)