Form 10-K
period 2021-12-31
NORTHWEST PIPELINE LLC
filed 2022-02-28
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

NORTHWEST PIPELINE LLC
FORM 10-K

DEFINITIONS

The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report.
Measurements:
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Government and Regulatory:
EPA: Environmental Protection Agency
Exchange Act, the: Securities and Exchange Act of 1934, as amended
FERC: Federal Energy Regulatory Commission
IRS: Internal Revenue Service
SEC: Securities and Exchange Commission
Other:
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures

PART I

Item 1.	Business
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest is indirectly owned by The Williams Companies, Inc. (Williams), a publicly traded Delaware corporation.
GENERAL
We own and operate a natural gas pipeline system that extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through the states of Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. We provide natural gas transportation services for markets in Washington, Oregon, Idaho, Wyoming, Nevada, Utah, Colorado, New Mexico, California and Arizona, either directly or indirectly through interconnections with other pipelines. Our principal business is the interstate transportation of natural gas, which is regulated by FERC.
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 42 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 473,000 horsepower. At December 31, 2021, we had long-term firm transportation contracts and storage redelivery agreements with aggregate capacity reservations of approximately 3.8 MMdth of natural gas per day.
We own a one-third undivided interest in the Jackson Prairie underground storage facility located near Chehalis, Washington. We have a contract with a third party for natural gas storage services in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. We also own and operate a LNG storage facility near Plymouth, Washington. We have approximately 14.2 MMdth of working natural gas storage capacity through these three storage facilities, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable us to balance daily receipts and deliveries and provide storage services to our customers.
We transport and store natural gas for a broad mix of customers, including public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. We offer firm and interruptible transportation and storage service. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. During 2021, our three largest customers were Puget Sound Energy, Inc., Cascade Natural Gas Corporation, and Northwest Natural Gas Company, which accounted for approximately 29.7 percent, 11.1 percent, and 11.0 percent, respectively, of our total operating revenues for the year ended December 31, 2021. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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

                        REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938, as amended (NGA), and under the Natural Gas Policy Act of 1978, as amended, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement, or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities, and properties for which certificates are required under the NGA. FERC Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.4 million per day for each violation of its rules.
FERC Updates Certificate Policy Statement and Issues Interim Greenhouse Gas (GHG) Policy Statement
On February 18, 2022, FERC issued two policy statements providing guidance for its pending and future consideration of interstate natural gas pipeline projects. The first policy statement is an Updated Certificate Policy Statement, which FERC will apply in pending and future certificate proceedings. This policy statement provides an analytical framework for how FERC will consider whether a project is in the public convenience and necessity and explains that FERC will consider all impacts of a proposed project, including economic and environmental impacts, together. The second policy statement is an Interim GHG Policy Statement, which sets forth how FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and the NGA. FERC also seeks comment on all aspects of the interim policy statement, including the approach to assessing the significance of the proposed project’s contribution to climate change. While the guidance is subject to revision based on the comments received, FERC will begin applying the framework established in this policy statement to pending cases.
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
For additional information regarding the potential impact of federal, state, or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations,” and “Environmental Matters” in Part II, Item 8. Financial Statements and Supplementary Data – Note 4 – Contingent Liabilities and Commitments of Notes to Financial Statements.

Safety and Maintenance
Our operations are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES Act) of 2016 and 2020, which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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
In October 2019, PHMSA published a final rulemaking imposing new or more stringent requirements for certain natural gas pipelines including, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in high-population areas (also known as moderate consequence areas (MCAs)) that do not qualify as high consequence areas (HCAs) and requiring maximum allowable operating pressure (MAOP) validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. PHMSA split this rule (Mega Rule), into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, imposes numerous requirements, including MAOP reconfirmation, material and component verification, the periodic assessment of additional pipeline mileage outside of HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. The second of these three rulemakings, contains new repair requirements for HCAs and non-HCAs, and requires operators to inspect pipelines within 72 hours of extreme weather events or natural disasters. Operators will have to install or enhance leak detection systems, and make modifications to their pipeline systems to accommodate inline inspection tools. The third of these three rulemakings provides PHMSA with the authority to issue emergency orders to address imminent hazards that could impact the industry, such as unsafe conditions or faulty components used on pipe.
In accordance with the final rules, we have developed new procedures and updated our existing pipeline safety program to facilitate meeting all requirements within the time frames stated.
We are also expecting additional regulations due to the PIPES Act of 2020 that became law in December 2020. The PIPES Act of 2020 reauthorizes PHMSA’s pipeline safety program through September 2023. The new legislation includes mandates for PHMSA to publish final rules for advanced leak detection for gas pipelines, additional repair criteria for gas pipelines, and updated operation and maintenance standards requirements applicable to large-scale liquefied natural gas facilities.
New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. We estimate that the cost to be incurred in 2022 associated with this program to be approximately $17 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01 (Security Directive 1) on May 26, 2021, which required that owners/operators of critical pipelines (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 12 hours; (2) appoint a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. We fully complied with the requirements of Security Directive 1 within the timeframe required. On July 19, 2021, the TSA issued Security Directive Pipeline-2021-02 (Security Directive 2), which required owners/operators of critical pipelines to implement additional cybersecurity measures to prevent disruption and degradation to their infrastructure in response to a purported ongoing threat. We have evaluated the impacts of Security Directive 2 and made significant progress towards compliance. We are coordinating with the TSA to establish action plans and timelines to remain in compliance with Security Directive 2. See “Risk Factors – A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.”
EMPLOYEES
Northwest has no employees. Operations, management, and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams and other Williams’ subsidiaries. Please see “Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements: Note 1 – Summary of Significant Accounting Policies” and “Note 8 – Transactions with Major Customers and Affiliates.”

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
Our ability to maintain and expand our business depends on the level of drilling and production predominately by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. Localized low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers.
Demand for our transportation services depends on the ability and willingness of shippers with access to our facilities to satisfy demand in the markets we serve by deliveries through our system. Any decrease in this demand could adversely affect our business. Demand for natural gas is also affected by weather, future industrial and economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation including governmentally imposed constraints such as prohibitions on natural gas hookups in newly constructed buildings, and technological advances in fuel economy and energy generation devices, all of which are matters beyond our control.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (ESG) practices. Investor advocacy groups, institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in Williams’ 2020 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
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
In addition, climate change regulations and the costs that may be associated with such regulations and with the regulation of emissions of GHGs have the potential to affect our business. Regulatory actions by the U.S. Environmental Protection Agency or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emissions controls on our facilities, or administer and manage any GHG emissions program. We believe it is possible that future governmental legislation and/or regulation may require us either to limit GHG emissions associated with our operations or to purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require us to reduce emissions or to purchase allowances for such emissions.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2021, our largest customer was Puget Sound Energy, Inc., which accounted for approximately 29.7 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We have identified the presence of a chemical substance, dithiazine, in facilities located on our system. The facilities in which dithiazine has been detected on our system are located downstream of the interconnecting and unaffiliated pipeline of Gas Transmission Northwest (GTN), which has reported the presence of dithiazine in its system. Therefore, we believe that the dithiazine found in our system is attributable to gas received from GTN.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2021 was $579.0 million.
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
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity and Part II, Item 8. Financial Statements and Supplementary Data — Note 5 – Debt and Financing Arrangements of Notes to Financial Statements.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the

COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. We, along with Williams and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transcontinental Gas Pipe Line Company, LLC are each subject to a $500 million borrowing sublimit. As of December 31, 2021, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
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
We rely on Williams and other third parties for certain services necessary for us to be able to conduct our business. We have a limited ability to control these operations and the associated costs. Certain of Williams’ accounting and information technology functions that we rely on are currently provided by third-party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these arrangements could be disrupted. Similarly, the expiration of agreements associated with such arrangements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses, including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-

sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities, and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions, including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
General Risk Factors
We face risks related to the COVID-19 pandemic and other health epidemics.
The global outbreak of the coronavirus, including its variants (COVID-19) is currently impacting countries, communities, supply chains, and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. We cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 poses a risk to our employees, our customers, our suppliers, and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in this report.
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
Our gas pipeline facilities are generally owned in fee simple. However, a substantial portion of such facilities is constructed and maintained on and across properties owned by others pursuant to rights-of-way, easements, permits, licenses or consents. Our compressor stations, with associated facilities, are located in whole or in part upon lands owned by us and upon sites held under leases or permits issued or approved by public authorities. Land owned by others, but used by us under rights-of-way, easements, permits, leases, licenses, or consents, includes land owned by private parties, federal, state, and local governments, quasi-governmental agencies, or Native American tribes. The Plymouth LNG facility is located on lands owned in fee simple by us. Various credit arrangements restrict the sale or disposal of a major portion of our pipeline system. We lease our company offices in Salt Lake City, Utah.

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
The information called for by this item is provided in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 4 – Contingent Liabilities and Commitments.”

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At December 31, 2021, we were indirectly owned by Williams.
We paid $166.5 million and $164.0 million in cash distributions to our parent during 2021 and 2020, respectively. During January 2022, we declared and paid cash distributions of $42.0 million to our parent.

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
Regulatory Accounting
We are regulated by the FERC. Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980) provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Net Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected in the Balance Sheet is $19.7 million at December 31, 2021. The aggregate amount of regulatory liabilities reflected in the Balance Sheet is $388.5 million at December 31, 2021. A summary of regulatory assets and liabilities is included in Note 10 – Regulatory Assets and Liabilities of Notes to Financial Statements.
Results of Operations
This analysis discusses financial results of our operations for the years 2021 and 2020. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Operating Revenues decreased $5.9 million, or approximately 1 percent, in 2021 as compared to 2020 primarily due to:

Natural gas transportation decreased $7.1 million in 2021 compared to 2020. The decrease was primarily attributable to:
•$15.6 million lower firm transportation revenue primarily resulting from the termination of two base agreements in the third quarter of 2020,
•Partially offset by an increase of $3.7 million from three new contracts executed in the third quarter of 2020,
•$2.4 million in short-term firm transportation demand as a result of colder weather in February 2021, and
•$1.6 million from projects placed in service in November 2020.
Natural gas storage increased $0.3 million in 2021 compared to 2020. The increase was primarily a result of customers injecting more gas into storage.
Transportation services accounted for 97 percent and gas storage services accounted for 3 percent of our operating revenues for both periods ended December 31, 2021 and 2020.
Operating Expenses increased $9.6 million, or 4 percent, in 2021 compared to 2020 primarily due to:
•$7.0 million increase in direct and allocated employee labor and benefits costs as a result of the absence of the favorable impact in 2020 of lower costs associated with the changes instituted in benefit plans, partially offset by the impact of severance and relocation costs also in 2020 and higher charges in 2021 associated with an expected higher performance under the Williams incentive compensation plan, and $0.5 million higher routine operating and maintenance costs in 2021.
•$1.2 million higher depreciation related to the additions of property, plant and equipment; and
•$0.5 million higher use taxes due to increased gas volumes used at compressor stations.
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
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are co-borrowers under a $3.75 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $500 million. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Transco. See Note 5 – Debt and Financing Arrangements of Notes to Financial Statements for further discussion of the credit facility.
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At December 31, 2021, our advances to Williams totaled approximately $281.4 million. These advances are represented by demand notes.
Please see “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements: Note 5 – Debt and Financing Arrangements – Credit Facility and Note 8 – Transactions with Major Customers and Affiliates – Related Party Transactions.”

Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2022 capital expenditures will be approximately $3 million for expansion projects and $96 million for maintenance projects. In 2022, we expect to fund our capital expenditures with cash from operations.
Recent Developments
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We continue to monitor the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees, and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature as shown on the following table (in thousands of dollars):

December 31, 2021
Fixed rates on long-term debt:
7.125% unsecured debentures due 2025	$85,000
4.0% unsecured debentures due 2027	500,000
585,000
Unamortized debt issuance costs	(3,059)
Unamortized debt discount	(2,911)
Total long-term debt, including current portion	$579,030
Our total long-term debt at December 31, 2021 had a carrying value of $579.0 million and a fair market value of $646.2 million. As of December 31, 2021, the weighted-average interest rate on our long-term debt was 4.45 percent.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Management Committee and Member of Northwest Pipeline LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Northwest Pipeline LLC (the Company) as of December 31, 2021 and 2020, the related statements of net income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company evaluated information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from the Company’s stipulation and settlement agreement, for various regulatory assets. In addition, we tested calculations of material regulatory assets and liabilities, including that amortization for certain regulatory assets and liabilities corresponded to relevant regulatory filings and/or orders. For example, we tested whether the calculation of regulatory liabilities attributable to changes in tax rates was consistent with methods agreed to by regulatory bodies.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986.
Houston, Texas
February 28, 2022

Northwest Pipeline LLC
Statement of Net Income

	Year Ended December 31,
	2021	2020	2019
	(Thousands)
OPERATING REVENUES:
Natural gas transportation	$428,136	$435,238	$428,656
Natural gas storage	12,883	12,609	13,797
Other	2,539	1,635	1,969
Total operating revenues	443,558	449,482	444,422
OPERATING EXPENSES:
General and administrative	49,204	47,695	51,665
Operation and maintenance	76,016	69,970	81,736
Depreciation and amortization	113,180	112,004	107,951
Regulatory debits	1,436	1,148	1,107
Taxes, other than income taxes	16,836	16,290	14,388
Regulatory charges resulting from tax rate changes	23,580	23,580	23,580
Other (income) expenses, net	13	(38)	47
Total operating expenses	280,265	270,649	280,474
OPERATING INCOME	163,293	178,833	163,948
OTHER (INCOME) AND OTHER EXPENSES:
Interest expense	29,986	29,712	29,232
Allowance for equity and borrowed funds used during construction	(1,606)	(669)	(3,418)
Miscellaneous other (income) expenses, net	(595)	(1,296)	(4,533)
Total other (income) and other expenses	27,785	27,747	21,281

NET INCOME	$135,508	$151,086	$142,667

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet

	December 31,
	2021	2020
	(Thousands)
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Receivables:
Trade	39,100	37,365
Affiliated companies	372	51
Advances to affiliate	281,442	247,869
Other	737	840
Materials and supplies	8,909	9,807
Exchange gas due from others	16,958	4,466
Prepayments and other	4,308	4,078
Total current assets	351,826	304,476
PROPERTY, PLANT AND EQUIPMENT, at cost	3,753,354	3,653,792
Less-Accumulated depreciation	1,863,921	1,761,229
Total property, plant and equipment, net	1,889,433	1,892,563
OTHER ASSETS:
Regulatory assets	18,312	20,022
Right-of-use assets	10,238	10,692
Other	11,826	3,775
Total other assets	40,376	34,489
Total assets	$2,281,635	$2,231,528

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet

	December 31,
	2021	2020
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Payables:
Trade	$23,108	$16,157
Affiliated companies	13,140	4,110
Accrued liabilities:
Taxes, other than income taxes	11,196	10,905
Interest	5,505	5,505
Exchange gas due to others	12,559	4,557
Customer advances	2,281	539
Other	2,546	6,786
Total current liabilities	70,335	48,559
LONG-TERM DEBT	579,030	578,018
OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	122,650	95,777
Regulatory liabilities	388,433	355,725
Lease liability	8,202	8,341
Other	3,582	4,713
Total other non-current liabilities	522,867	464,556
CONTINGENT LIABILITIES AND COMMITMENTS (Note 4)
MEMBER'S EQUITY:
Member’s capital	1,073,892	1,073,892
Retained earnings	35,511	66,503
Total member’s equity	1,109,403	1,140,395
Total liabilities and member’s equity	$2,281,635	$2,231,528

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity

	Year Ended December 31,
	2021	2020	2019
	(Thousands)
MEMBER'S CAPITAL:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
RETAINED EARNINGS:
Balance at beginning of period	66,503	79,417	46,750
Net income	135,508	151,086	142,667
Cash distributions to parent	(166,500)	(164,000)	(110,000)
Balance at end of period	35,511	66,503	79,417
Total member’s equity	$1,109,403	$1,140,395	$1,153,309

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(Thousands)
OPERATING ACTIVITIES:
Net income	$135,508	$151,086	$142,667
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	113,180	112,004	107,951
Regulatory debits	1,436	1,148	1,107
Regulatory charges resulting from tax rate changes	23,580	23,580	23,580
Amortization of deferred charges and credits	(4,414)	(3,526)	(2,806)
Allowance for equity funds used during construction (equity AFUDC)	(1,360)	(414)	(2,744)
Changes in current assets and liabilities:
Trade and other accounts receivable	(1,632)	3,606	(1,528)
Affiliated receivables	(321)	58	(91)
Materials and supplies	898	(124)	363
Other current assets	(110)	337	4,311
Trade accounts payable	(3,571)	5,140	(1,497)
Affiliated payables	9,030	(5,062)	(17,360)
Other accrued liabilities	(875)	(8,603)	(8,056)
Changes in non-current assets and liabilities:
Regulatory liabilities	4,374	4,185	3,493
Other, net	(2,761)	503	8,570
Net cash provided by operating activities	272,962	283,918	257,960
FINANCING ACTIVITIES:
Payments for debt issuance costs	—	—	(59)
Cash distributions to parent	(166,500)	(164,000)	(110,000)
Net cash used in financing activities	(166,500)	(164,000)	(110,059)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures*	(78,787)	(78,497)	(128,440)
Contributions and advances for construction costs	10,268	6,103	4,805
Disposal of property, plant and equipment, net	(4,370)	(920)	(3,401)
Advances to affiliates, net	(33,573)	(46,604)	(20,865)
Net cash used in investing activities	(106,462)	(119,918)	(147,901)
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—
____________________________________
* Increases to property, plant and equipment, exclusive of equity AFUDC	$(88,791)	$(78,602)	$(132,260)
Changes in related accounts receivable, accounts payable, and accrued liabilities	10,004	105	3,820
Capital expenditures	$(78,787)	$(78,497)	$(128,440)

 See accompanying notes.

Northwest Pipeline LLC
Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies
Corporate Structure and Control
In this report, Northwest is at times referred to in the first person as “we,” “us” or “our.”
Northwest Pipeline LLC (Northwest) is indirectly owned by The Williams Companies, Inc. (Williams), a publicly traded Delaware corporation.
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
Basis of Presentation
A reclassification within Operating Revenues in the Statement of Net Income from the service line of Natural gas storage to Other of approximately $1.7 million and $2.2 million for the years 2020 and 2019, respectively, has been made to conform to the 2021 presentation.
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980), provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee-related benefits, environmental costs, negative salvage, asset retirement obligations, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980, and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) litigation-related contingencies; 2) environmental remediation obligations; 3) impairment assessments of long-lived assets; 4) depreciation; 5) asset retirement obligations; and 6) measurement of regulatory assets and liabilities.
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. As a rate-regulated entity applying Topic 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipelines business and are not within the scope of ASC Topic 606, “Revenues from Contracts with Customers” (ASC 606). Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed assets.
Operating Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Most of our firm transportation and storage agreements provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas scheduled, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended beyond the specified contract term and until terminated generally by either us or the customer, but in certain cases unilaterally by the customer, with advance notice of termination ranging from one to five years. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one-month periods or less. Our performance obligations include the following:
•Firm transportation or storage under firm transportation and storage contracts—an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;
•Interruptible transportation and storage under interruptible transportation and storage contracts—an integrated package of services typically constituting a single performance obligation once scheduled, which includes receiving, transporting or storing (as applicable), and redelivering commodities.
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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2021, we had no such rate refund liabilities.
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

Northwest Pipeline LLC
Notes to Financial Statements

Contract Assets
Our contract assets consist of discounts provided to customers in the beginning of the contract term that are recognized on a straight-line basis over the entire contract term resulting in revenue recognition occurring prior to actual billings. Contract assets are included within Other in our Balance Sheet.
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
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 30 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
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
Property, Plant, and Equipment
Property, plant and equipment, consisting principally of natural gas transmission facilities, is recorded at original cost. The FERC identifies installation, construction and replacement costs that are to be capitalized and included in our asset base for recovery in rates. Routine maintenance, repairs, and renewal costs are charged to income as incurred. Gains or losses from the ordinary sale or retirement of property, plant and equipment are charged or credited to accumulated depreciation; certain other gains or losses are recorded in operating income.
We provide for depreciation under the composite (group) method at straight-line FERC prescribed rates that are applied to the cost of the group for transmission and storage facilities. Under this method, assets with similar lives and characteristics are

Northwest Pipeline LLC
Notes to Financial Statements

grouped and depreciated as one asset. Included in our depreciation rates is a negative salvage component (net cost of removal) that we currently collect in rates. Our depreciation rates are subject to change each time we file a general rate case with the FERC. Depreciation rates used for major regulated gas plant facilities at December 31, 2021, 2020, and 2019 are as follows:

Category of Property
Storage Facilities	1.60%	—	2.76%
Transmission Facilities	2.80%	—	6.97%
The incrementally priced Evergreen Expansion Project, which was an expansion of our pipeline system, was placed in service on October 1, 2003. The levelized rate design of this project creates a consistent revenue stream over the related 25-year customer contract term. FERC has approved the accounting for the differences between book depreciation and the Evergreen Expansion Project’s levelized depreciation as a regulatory asset.
We recorded regulatory debits totaling, $1.4 million in 2021 and $1.1 million in 2020 and 2019 in the accompanying Statement of Net Income. These debits relate primarily to the levelized depreciation adjustment for the Evergreen Expansion Project discussed above.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of AROs includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2021 and 2020 were $102.1 million and $96.3 million, respectively. The regulatory asset is expected to be fully recovered through the negative salvage component of depreciation included in our rates; as such, that amount of the negative salvage component of accumulated depreciation has been reclassified and netted against the amount of the ARO regulatory asset to result in a regulatory liability of $26.7 million and $22.0 million at December 31, 2021 and 2020, respectively.
Impairment of Long-lived Assets
We evaluate our long-lived assets, including capitalized project development costs, for impairment when, in our judgement, events or circumstances, including probable abandonment, indicate that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred and we may apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes. If an impairment of the carrying value has occurred, we determine the amount of the impairment to be recognized in our financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.
For assets identified to be disposed of in the future and considered held for sale, we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change.
Judgment and assumptions are inherent in our estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize.
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.2 million for 2021, $0.3 million for 2020, and $0.7 million for 2019. The allowance for equity funds was $1.4 million, $0.4 million, and $2.7 million for 2021, 2020, and 2019, respectively.

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
Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of our customers, and the age of past due accounts. The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring, if applicable. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity.
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2021 and 2020.
Materials and Supplies Inventory
All materials and supplies inventory is stated at average cost. We perform an annual review of materials and supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2021 and 2020.
Contingent Liabilities
We record liabilities for estimated loss contingencies, including environmental matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. These liabilities are calculated based upon our assumptions and estimates with respect to the likelihood or amount of loss and upon advice of legal counsel, engineers, or other third-parties regarding the probable outcomes of the matters. These calculations are made without consideration of any potential recovery from third-parties. We recognize insurance recoveries or reimbursements from others when realizable. Revisions to these liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions or estimates.
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans (See Note 6 – Benefit Plans). Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us, and thus paid by us, is based on our share of net periodic benefit cost.
Cash Flows from Operating Activities and Cash Equivalents
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities. We include short-term, highly-liquid investments that have an original maturity of three months or less as cash equivalents.

Northwest Pipeline LLC
Notes to Financial Statements

Interest Payments
Cash payments for interest, net of interest capitalized, were $26.1 million in both 2021 and 2020, and $26.2 million in 2019.
Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Year ended December 31,
	2021	2020
	(Thousands)
Balance at beginning of period	$3,395	$554
Revenue recognized in excess of amounts invoiced	4,548	2,841
Balance at end of period	$7,943	$3,395
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year ended December 31,
	2021	2020
	(Thousands)
Balance at beginning of period	$4,610	$5,464
Recognized in Revenue	(938)	(854)
Balance at end of period	$3,672	$4,610
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2021, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2021.

Northwest Pipeline LLC
Notes to Financial Statements

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (one year)	$1,029	$418,597
2023 (one year)	1,120	383,164
2024 (one year)	1,218	338,118
2025 (one year)	305	331,136
2026 (one year)	—	323,632
Thereafter	—	2,522,750
Total	$3,672	$4,317,397
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.
Note 3 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2021	2020	2019
	(Thousands)
Lease Cost:
Operating lease cost	$1,334	$2,075	$2,234
Variable lease cost	681	1,122	1,107
Total lease cost	$2,015	$3,197	$3,341
Cash paid for amounts included in the measurement of operating lease liabilities	$2,395	$2,500	$2,064

		December 31,
		2021	2020
		(Thousands)
Other Information:
Right-of-use assets		$10,238	$10,692
Operating lease liabilities:
Current (included in Accrued liabilities - Other in our Balance Sheet)		$676	$2,022
Lease liability		$8,202	$8,341
Weighted-average remaining lease term - operating leases (years)		16	15
Weighted-average discount rate - operating leases		4.13%	3.96%

Northwest Pipeline LLC
Notes to Financial Statements

As of December 31, 2021, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2022	$962
2023	944
2024	944
2025	960
2026	962
Thereafter	8,181
Total future lease payments	12,953
Less amount representing interest	4,075
Total obligations under operating leases	$8,878

Note 4 – Contingent Liabilities and Commitments
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2021, 2 meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of December 31, 2021, 5 compressor stations are still being remediated. At December 31, 2021 we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Non-current Liabilities - Other in the accompanying Balance Sheet. At December 31, 2020 we had accrued liabilities totaling approximately $1.1 million, $0.1 million of which is recorded in Accrued liabilities - Other and $1.0 million of which is recorded in Other Non-current Liabilities - Other in the accompanying Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Total property, plant, and equipment, net in the Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
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
Note 5 – Debt and Financing Arrangements
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

	December 31,
	2021	2020
	(Thousands)
7.125% unsecured debentures due 2025	$85,000	$85,000
4.0% unsecured debentures due 2027	500,000	500,000
Unamortized debt issuance costs	(3,059)	(3,581)
Unamortized debt discount	(2,911)	(3,401)
Total long-term debt	$579,030	$578,018

The following table reflects future maturities of long-term (at face value) debt for the next five years.

(Thousands)
7.125% unsecured debentures due 2025	$85,000
Total	$85,000
No property is pledged as collateral under any of our long-term debt.
Restrictive Debt Covenants
At December 31, 2021, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Credit Facility
In October 2021, we along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. The maturity date of the credit facility is October 8, 2026. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2028, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2021, no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.

Northwest Pipeline LLC
Notes to Financial Statements

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
At December 31, 2021, we are in compliance with this covenant.
Commercial Paper Program
In 2018, Williams entered into a $4.0 billion commercial paper program that has been reduced to $3.5 billion in connection with the October 2021 Credit Agreement. Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At December 31, 2021 and 2020, Williams had no outstanding commercial paper.
Note 6 – Benefit Plans
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below (See Note 8 – Transactions With Major Customers and Affiliates).
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees hired prior to January 1, 2019. Pension costs charged to us by Williams were $0.8 million in 2021, $1.9 million in 2020 and $2.2 million in 2019. Included in our pension costs are settlement charges of $0.7 million in 2020.
Williams provides subsidized retiree medical benefits to a closed group of participants as well as retiree life insurance to eligible participants. During 2021, 2020, and 2019, we received credits from Williams related to retiree medical and life insurance benefits of $1.6 million, $1.7 million and $1.5 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amounts of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2021 and 2020 are $41.0 million and $39.4 million, respectively.

Northwest Pipeline LLC
Notes to Financial Statements

Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $2.7 million in 2021, $2.3 million in 2020 and $1.8 million in 2019 for Williams’ company contributions to this plan.
Employee Stock-Based Compensation Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan), as subsequently amended and restated, provides for Williams’ common stock-based awards to both employees and non-management directors. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets achieved.
Williams currently bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the awards. We are also billed for our proportionate share of Williams’ and other affiliates’ stock-based compensation expense through various allocation processes.
Total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $1.3 million and $1.5 million, respectively, excluding amounts allocated from Williams.
Note 7 – Financial Instruments
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Short-term financial assets — The carrying values of short-term financial assets that have variable interest rates (advances to affiliate), accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.
Long-term debt — The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $579.0 million and $646.2 million, respectively, at December 31, 2021, and $578.0 million and $680.6 million, respectively, at December 31, 2020.
Note 8 – Transactions with Major Customers and Affiliates
Major Customers
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Year Ended December 31,
	2021	2020	2019
	(Thousands)
Puget Sound Energy, Inc.	$131,462	$132,747	$121,792
Cascade Natural Gas Corporation	49,078	47,493	46,969
Northwest Natural Gas Company	48,901	48,893	48,891
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.

Northwest Pipeline LLC
Notes to Financial Statements

Affiliates
We are a participant in Williams’ cash management program. At December 31, 2021 and 2020, the advances due to us by Williams totaled approximately $281.4 million and $247.9 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate in the accompanying Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 0.01 percent at December 31, 2021. The interest income from these advances was minimal for the year ended December 31, 2021, and $0.6 million, and $4.1 million for the years ended 2020 and 2019, respectively. Such interest income is included in Other (Income) and Other Expenses: Miscellaneous other (income) expenses, net on the accompanying Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. In the accompanying Statement of Net Income, we have recorded approximately $85.2 million, $77.9 million, and $84.5 million in the years ended December 31, 2021, 2020, and 2019, respectively, for theses service expenses which are primarily included in General and administrative and Operation and maintenance expenses.
During 2021, 2020, and 2019, we declared and paid cash distributions to our parent of $166.5 million, $164.0 million, and $110.0 million, respectively. During January 2022, we declared and paid cash distributions of $42.0 million to our parent.
Note 9 – Asset Retirement Obligations
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
    During 2021 and 2020, our overall asset retirement obligation changed as follows (in thousands):

	2021	2020
Beginning balance	$95,777	$91,251
Accretion	5,725	5,410
Changes in estimates of existing obligations (1)	21,148	(884)
Ending balance	$122,650	$95,777

(1)Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The increase in 2021 is primarily due to a decrease in the discount rate and an increase in the estimated life of the ARO assets.

Northwest Pipeline LLC
Notes to Financial Statements

Note 10 – Regulatory Assets and Liabilities
Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our Balance Sheet. Current regulatory assets are included in Prepayments and other. Current regulatory liabilities are included in Exchange gas due to others. These balances are presented on our Balance Sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities as of December 31, 2021 and 2020:

	2021	2020
	(Thousands)
Current regulatory assets:
Levelized depreciation	$1,251	$1,360
Fuel recovery	107	52
Total current regulatory assets	1,358	1,412
Non-current regulatory assets:
Grossed-up deferred taxes on equity funds used during construction	4,731	5,114
Levelized depreciation	13,581	14,908
Total non-current regulatory assets	18,312	20,022
Total regulatory assets	$1,358	$21,434

Current regulatory liabilities:
Fuel recovery	$32	$3,232
Non-current regulatory liabilities:
Postretirement benefits	40,980	39,391
Deferred federal taxes - liability	206,527	206,527
Deferred state taxes - liability	12,120	12,120
Customer tax refund	102,059	75,694
Asset retirement obligations, net	26,747	21,993
Total non-current regulatory liabilities	388,433	355,725
Total regulatory liabilities	$388,465	$358,957
The significant regulatory assets and liabilities include:
Levelized Depreciation - Levelized depreciation allows contract revenue streams to remain constant over the primary contract terms by recognizing lower than book depreciation in the early years and higher than book depreciation in later years. The depreciation component of the levelized incremental rates will equal the accumulated book depreciation by the end of the primary contract terms. The difference between levelized depreciation and straight-line book depreciation is recorded as a FERC approved regulatory asset or liability and is eliminated over the levelization period.
Fuel Recovery - These amounts reflect the value of the cumulative volumetric difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base, but are expected to be recovered or refunded by changing the fuel reimbursement factor in subsequent annual fuel filings.
Grossed-Up Deferred Taxes on Equity Funds Used During Construction - The regulatory asset balance was established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. All amounts were generated during the period that we were a taxable entity. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived assets to which they relate.
Postretirement Benefits - We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate

Northwest Pipeline LLC
Notes to Financial Statements

adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates (See Note 6 - Benefit Plans).
Deferred Federal Taxes-Liability - This regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers will be subject to future discussions and negotiations with our customers in our next rate case.
Deferred State Taxes-Liability - This regulatory liability balance, following the August 10, 2018 merger of Williams with Williams Partners L.P., reflects a decrease to rate base deferred taxes due to a decrease to the estimated effective state income tax rates. The timing of the refund of the regulatory liability to rate payers will be subject to future discussions and negotiations with our customers in our next rate case.
Customer Tax Refund - In our 2017 Settlement, which became effective January 1, 2018, we agreed with our customers that if federal income tax rates decreased due to subsequent legislation, such as the Tax Cuts and Jobs Act of 2017 (Tax Reform), we would record a regulatory liability. As a result of Tax Reform, the regulatory liability will be $23.6 million annually plus accrued interest ($7.7 million at December 31, 2021) for the period beginning January 1, 2018 and continuing through the time that our current rates remain effective.
Asset Retirement Obligations, net - This regulatory liability balance reflects the amount that we have recovered in our rates related to our future retirement costs offset by depreciation of the ARO asset and changes in the ARO liability due to the passage of time. AROs are expected to be fully recovered through the net negative salvage component of depreciation included in our rates (See Note 9. Asset Retirement Obligations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act, as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of

December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
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
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in millions):

	2021	2020
Audit fees	$0.6	$0.6
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$0.6	$0.6
Fees for audit services include fees associated with the annual audit, the reviews for our quarterly reports on Form 10-Q, the reviews for other SEC and FERC filings, and accounting consultation.
As a wholly owned subsidiary of Williams, we do not have a separate audit committee.  The Williams Audit Committee is responsible for the appointment, compensation, retention, and oversight of Ernst & Young LLP (EY) as such appointment relates to us and Williams’ other affiliates. The Williams Audit Committee is responsible for overseeing the determination of fees associated with EY’s audit of our financial statements. The Williams Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by EY to Williams and its affiliates. On an ongoing basis, management presents specific projects and categories of service, including projects and categories of service relating to us, to the Williams Audit Committee to request advance approval. The Williams Audit Committee reviews those requests and advises management if the Williams Audit Committee approves the engagement of EY. On a periodic basis, management reports to the Williams Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Williams Audit Committee may also delegate the authority to pre-approve audit and permitted non-audit services, excluding services related to internal control over financial reporting, to a subcommittee of one or more committee members, provided that any such pre-approvals are reported on at a subsequent Williams Audit Committee meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page Reference to 2021 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financial statements and schedules

Index

Covered by reports of independent auditors:

Statement of Net Income for the Years Ended December 31, 2021, 2020, and 2019	26

Balance Sheet at December 31, 2021 and 2020	27

Statement of Changes in Member’s Equity for the Years Ended December 31, 2021, 2020, and 2019	29

Statement of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	30

Notes to Financial Statements	31
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

10.3
Amended and Restated Credit Agreement dated as of October 8, 2021 between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as borrowers, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (filed on October 8, 2021 as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

Date: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Scott A. Hallam	Management Committee Member and Senior Vice President (Principal Executive Officer)
Scott A. Hallam

/s/ Mary A. Hausman	Vice President and Chief Accounting Officer (Principal Financial Officer)
Mary A. Hausman

/s/ Billeigh W. Mark	Controller (Principal Accounting Officer)
Billeigh W. Mark

Date: February 28, 2022