Form 10-Q
period 2022-03-31
NORTHWEST PIPELINE LLC
filed 2022-05-02
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 1-7414

Northwest Pipeline LLC
(Exact name of registrant as specified in its charter)

Delaware	26-1157701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Williams Center
Tulsa, Oklahoma	74172-0172
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (918) 573-2000
295 Chipeta Way, Salt Lake City, Utah 84108

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

•Changes in the current geopolitical situation, including the Russian invasion of Ukraine;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Operating Revenues:
Natural gas transportation	$109,707	$109,277
Natural gas storage	3,184	3,044
Other	928	573
Total operating revenues	113,819	112,894

Operating Expenses:
General and administrative	11,759	11,670
Operation and maintenance	17,745	16,646
Depreciation and amortization	28,642	28,068
Regulatory debits	454	348
Taxes — other than income taxes	4,081	4,216
Regulatory charges resulting from tax rate changes	5,814	5,814
Other income, net	(39)	(31)
Total operating expenses	68,456	66,731

Operating Income	45,363	46,163

Other (Income) and Other Expenses:
Interest expense	7,628	7,361
Allowance for equity and borrowed funds used during construction (AFUDC)	(700)	(265)
Miscellaneous other income, net	(799)	(161)
Total other (income) and other expenses	6,129	6,935

Net Income	$39,234	$39,228

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31, 2022	December 31, 2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Trade	38,054	39,100
Affiliated companies	151	372
Advances to affiliate	302,787	281,442
Other	3,280	737
Materials and supplies	9,770	8,909
Exchange gas due from others	8,762	16,958
Prepayments and other	4,102	4,308
Total current assets	366,906	351,826

Property, plant and equipment	3,762,196	3,753,354
Less-Accumulated depreciation and amortization	1,890,314	1,863,921
Total property, plant and equipment, net	1,871,882	1,889,433

Other Assets:
Deferred charges and other long-term assets	12,096	11,826
Regulatory assets	17,575	18,312
Right-of-use assets	10,449	10,238
Total other assets	40,120	40,376

Total assets	$2,278,908	$2,281,635

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31, 2022	December 31, 2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$10,267	$23,108
Affiliated companies	8,436	13,140
Accrued liabilities:
Taxes — other than income taxes	14,288	11,196
Interest	12,019	5,505
Exchange gas due to others	5,925	12,559
Customer advances	7,254	2,281
Other	2,422	2,546
Total current liabilities	60,611	70,335

Long-Term Debt	579,289	579,030

Other Long-Term Liabilities:
Asset retirement obligations	124,281	122,650
Regulatory liabilities	396,363	388,433
Lease liability	8,448	8,202
Other	3,279	3,582
Total other long-term liabilities	532,371	522,867

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	32,745	35,511
Total member’s equity	1,106,637	1,109,403

Total liabilities and member’s equity	$2,278,908	$2,281,635

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	35,511	66,503
Net income	39,234	39,228
Cash distributions to parent	(42,000)	(55,000)
Balance at end of period	32,745	50,731
Total Member’s Equity	$1,106,637	$1,124,623

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$39,234	$39,228
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	28,642	28,068
Regulatory debits	454	348
Regulatory charges resulting from tax rate changes	5,814	5,814
Amortization of deferred charges and credits	(1,126)	(772)
Allowance for equity funds used during construction (equity AFUDC)	(516)	(215)
Changes in current assets and liabilities:
Trade and other accounts receivable	(1,497)	1,822
Affiliated receivables	221	(9)
Materials and supplies	(861)	(42)
Other current assets	864	1,872
Trade accounts payable	(3,073)	(8,375)
Affiliated payables	(4,704)	3,867
Other accrued liabilities	9,630	6,175
Changes in long-term assets and liabilities:
Regulatory liabilities	1,136	957
Other, net	1,102	85
Net cash provided by operating activities	75,320	78,823

FINANCING ACTIVITIES:
Cash distributions to parent	(42,000)	(55,000)
Net cash used by financing activities	(42,000)	(55,000)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(13,441)	(7,426)
Contributions and advances for construction costs	1,626	1,699
Disposal of property, plant and equipment, net	(160)	(246)
Advances to affiliate, net	(21,345)	(17,850)
Net cash used by investing activities	(33,320)	(23,823)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(7,026)	$(5,741)
Changes in related accounts payable and accrued liabilities	(6,415)	(1,685)
Capital expenditures	$(13,441)	$(7,426)

See accompanying notes.

Northwest Pipeline LLC
Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation
In this report, Northwest Pipeline LLC (Northwest) is at times referred to in the first person as “we,” “us,” or “our.”
Northwest is indirectly owned by The Williams Companies, Inc. (Williams), a publicly traded Delaware corporation. We own and operate an interstate natural gas pipeline system that is regulated by the Federal Energy Regulatory Commission (FERC).
General
The accompanying unaudited financial statements have been prepared from our books and records. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. The unaudited financial statements include all normal recurring adjustments and others which, in the opinion of our management, are necessary to present fairly our interim financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto in our 2021 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim financial statements and accompanying notes. Actual results could differ from those estimates.
A reclassification within Operating Revenues on the Statement of Net Income from the service line of Natural gas storage to Other of approximately $0.6 million for the three months ended March 31, 2021 has been made to conform to the 2022 presentation.
Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended
	March 31,
	2022	2021
	(Thousands)
Balance at beginning of period	$7,943	$3,395
Revenue recognized in excess of amounts invoiced	1,121	1,121
Balance at end of period	$9,064	$4,516

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended
	March 31,
	2022	2021
	(Thousands)
Balance at beginning of period	$3,672	$4,610
Recognized in revenue	(254)	(232)
Balance at end of period	$3,418	$4,378
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC and the amount and timing of these changes is not currently known. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2022 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (nine months)	$775	$311,051
2023 (one year)	1,120	392,655
2024 (one year)	1,218	341,271
2025 (one year)	305	331,553
2026 (one year)	—	322,990
Thereafter	—	2,518,264
Total	$3,418	$4,217,784
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliated companies and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.
Note 3 – Contingent Liabilities and Commitments
Environmental Matters
We are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of our business. Except as discussed below, our management believes that we are in

Notes (Continued)	Table of Contents
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2022, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2022, five compressor stations are still being remediated. At March 31, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2021, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost additions to Total property, plant, and equipment, net on the Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
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
Note 4 – Debt and Financing Arrangements
Commercial Paper
Williams participates in a $3.5 billion commercial paper program and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At March 31, 2022, Williams had no outstanding commercial paper.
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2022, no letters of credit have been issued and no loans were outstanding under the credit facility.
Note 5 – Financial Instruments
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Short-term financial assets: The carrying values of short-term financial assets that have variable interest rates (advances to affiliate), accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $579.3 million and $605.7 million, respectively, at March 31, 2022, and $579.0 million and $646.2 million, respectively, at December 31, 2021.
Note 6 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At March 31, 2022 and December 31, 2021, our advances to Williams totaled approximately $302.8 million and $281.4 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 0.12 percent at March 31, 2022. The interest income from these advances was minimal for each of the three months ended March 31, 2022 and 2021. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other income, net on the Statement of Net Income.
Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $0.4 million for each of the three months ended March 31, 2022 and 2021. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are

Notes (Continued)	Table of Contents
based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded approximately $20.3 million and $20.6 million for the three months ended March 31, 2022 and 2021, respectively, for these service expenses which are primarily included in General and administrative and Operation and maintenance expenses on the Statement of Net Income.
We declared and paid cash distributions to our parent totaling $42.0 million and $55.0 million during the three months ended March 31, 2022 and 2021, respectively. During April 2022, we declared and paid an additional cash distribution of $36.5 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2021 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.
Results of Operations
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2022 and 2021. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first three months of 2022 of $39.2 million was flat when compared to the $39.2 million recognized during the first three months of 2021 as favorable results were offset by increased expenses as discussed further below.
Operating Revenues increased $0.9 million, or approximately 1 percent, primarily driven by an increase in Natural gas transportation from higher short-term firm transportation and an increase in Other from higher park and loan services in 2022.
Operating Expenses increased $1.7 million, or 3 percent, primarily due to an increase in Operation and Maintenance expenses related to various immaterial items and higher Depreciation and amortization from additional assets placed into service.
Other (Income) and Other Expenses had an $0.8 million favorable change, or approximately 12 percent, primarily due to (i) favorable changes for funds used during construction as a result of higher capitalized construction costs and (ii) the favorable impact as a result of the tax gross-up on the increase in prepayments received for reimbursable projects in 2022, partially offset by an increase in interest expense associated with our rate reserve liability associated with deferred income taxes as result of a higher balance in 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act, as amended) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 1A. Risk Factors

    Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except that they are supplemented or modified by the following risk factors.

Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.

Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. The ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to Russia’s actions has had, and may continue to have, adverse impacts on global financial markets. We, along with Williams and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transcontinental Gas Pipe Line Company, LLC are each subject to a $500 million borrowing sublimit. As of March 31, 2022, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.

Our business could be negatively impacted by acts of terrorism and related disruptions.

Given the volatile nature of the commodities we transport and store, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. Uncertainty surrounding the Russian invasion of Ukraine, or other sustained military campaigns, may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to transport natural gas. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.

We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses, including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities, and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions, including those arising from theft, vandalism, fraud, or unethical conduct, which may increase as a result of the Russian invasion of Ukraine, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.

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

NORTHWEST PIPELINE LLC (Registrant)

Date:	May 2, 2022	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)