Form 10-Q
period 2022-06-30
NORTHWEST PIPELINE LLC
filed 2022-08-01
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands)
Operating Revenues:
Natural gas transportation	$104,213	$104,051	$213,920	$213,328
Natural gas storage	3,223	3,589	6,407	6,633
Other	422	282	1,350	855
Total operating revenues	107,858	107,922	221,677	220,816

Operating Expenses:
General and administrative	13,030	11,460	24,789	23,130
Operation and maintenance	22,741	19,533	40,486	36,179
Depreciation and amortization	28,507	28,200	57,149	56,268
Regulatory debits	364	350	818	698
Taxes — other than income taxes	4,349	4,281	8,430	8,497
Regulatory charges resulting from tax rate changes	5,879	5,879	11,693	11,693
Other (income) loss, net	(56)	(15)	(95)	(46)
Total operating expenses	74,814	69,688	143,270	136,419

Operating Income	33,044	38,234	78,407	84,397

Other (Income) and Other Expenses:
Interest expense	7,691	7,480	15,319	14,841
Allowance for equity and borrowed funds used during construction (AFUDC)	(769)	(374)	(1,469)	(639)
Miscellaneous other (income) loss, net	(802)	(184)	(1,601)	(345)
Total other (income) and other expenses	6,120	6,922	12,249	13,857

Net Income	$26,924	$31,312	$66,158	$70,540

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	June 30, 2022	December 31, 2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	313,215	281,442
Trade	35,130	39,100
Affiliates	355	372
Other	448	737
Materials and supplies, at average cost	9,888	8,909
Exchange gas due from others	6,148	16,958
Prepayments and other	4,793	4,308
Total current assets	369,977	351,826

Property, plant and equipment	3,770,996	3,753,354
Less-Accumulated depreciation and amortization	1,897,559	1,863,921
Total property, plant and equipment, net	1,873,437	1,889,433

Other Assets:
Regulatory assets	17,015	18,312
Right-of-use assets	10,064	10,238
Deferred charges and other long-term assets	13,285	11,826
Total other assets	40,364	40,376

Total assets	$2,283,778	$2,281,635

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	June 30, 2022	December 31, 2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$23,719	$23,108
Affiliates	8,071	13,140
Accrued liabilities:
Exchange gas due to others	9,025	12,559
Customer advances	8,821	2,281
Taxes — other than income taxes	7,956	11,196
Interest	5,505	5,505
Other	2,453	2,546
Total current liabilities	65,550	70,335

Long-Term Debt	579,551	579,030

Other Long-Term Liabilities:
Regulatory liabilities	404,414	388,433
Asset retirement obligations	125,934	122,650
Lease liability	8,168	8,202
Other	3,100	3,582
Total other long-term liabilities	541,616	522,867

Contingent Liabilities and Commitments (Note 3)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	23,169	35,511
Total member’s equity	1,097,061	1,109,403

Total liabilities and member’s equity	$2,283,778	$2,281,635

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	32,745	50,731
Net income	26,924	31,312
Cash distributions to parent	(36,500)	(44,000)
Balance at end of period	23,169	38,043
Total Member’s Equity	$1,097,061	$1,111,935

	Six Months Ended June 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	35,511	66,503
Net income	66,158	70,540
Cash distributions to parent	(78,500)	(99,000)
Balance at end of period	23,169	38,043
Total Member’s Equity	$1,097,061	$1,111,935

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$66,158	$70,540
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	57,149	56,268
Regulatory debits	818	698
Regulatory charges resulting from tax rate changes	11,693	11,693
Amortization of deferred charges and credits	(2,359)	(1,818)
Allowance for equity funds used during construction (equity AFUDC)	(1,138)	(518)
Changes in current assets and liabilities:
Trade and other accounts receivable	4,259	(1,472)
Affiliate receivables	17	(30)
Materials and supplies	(979)	22
Other current assets	935	(41)
Trade accounts payable	889	1,084
Affiliate payables	(5,069)	3,497
Other accrued liabilities	(2,956)	3,413
Changes in long-term assets and liabilities:
Regulatory liabilities	2,343	2,040
Other, net	1,480	244
Net cash provided (used) by operating activities	133,240	145,620

FINANCING ACTIVITIES:
Cash distributions to parent	(78,500)	(99,000)
Net cash provided (used) by financing activities	(78,500)	(99,000)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(29,699)	(25,247)
Contributions and advances for construction costs	8,492	5,179
Disposal of property, plant and equipment, net	(1,760)	(2,522)
Advances to affiliate, net	(31,773)	(24,030)
Net cash provided (used) by investing activities	(54,740)	(46,620)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(29,161)	$(29,885)
Changes in related accounts payable and accrued liabilities	(538)	4,638
Capital expenditures	$(29,699)	$(25,247)

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
General
Our accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2021, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.
A reclassification within Operating Revenues on the Statement of Net Income from the service line of Natural gas storage to Other of approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2021, respectively, has been made to conform to the 2022 presentation.
Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands)
Balance at beginning of period	$9,064	$4,516	$7,943	$3,395
Revenue recognized in excess of amounts invoiced	1,134	1,134	2,255	2,255
Balance at end of period	$10,198	$5,650	$10,198	$5,650

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands)
Balance at beginning of period	$3,418	$4,378	$3,672	$4,610
Recognized in revenue	(257)	(234)	(511)	(466)
Balance at end of period	$3,161	$4,144	$3,161	$4,144
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2022 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (six months)	$518	$208,326
2023 (one year)	1,120	397,086
2024 (one year)	1,218	345,642
2025 (one year)	305	331,553
2026 (one year)	—	322,990
Thereafter	—	2,518,879
Total	$3,161	$4,124,476
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

Notes (Continued)	Table of Contents
capitalized depending on their future economic benefit and potential for rate recovery. We believe that, with respect to any expenditures required to meet applicable standards and regulations, the FERC would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates.
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2022, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of June 30, 2022, five compressor stations are still being remediated. At June 30, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2021, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
Note 4 – Debt and Financing Arrangements
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2022, no letters of credit have been issued and no loans were outstanding under the credit facility.
Commercial Paper
Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At June 30, 2022, $1.040 billion was outstanding under Williams’ commercial paper program.
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
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $579.6 million and $578.7 million, respectively, at June 30, 2022, and $579.0 million and $646.2 million, respectively, at December 31, 2021.
Note 6 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At June 30, 2022 and December 31, 2021, our advances to Williams totaled approximately $313.2 million and $281.4 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 1.21 percent at June 30, 2022. The interest income from these advances was $0.5 million for each of the three and six months ended June 30, 2022 and minimal for each of the three and six months ended June 30, 2021. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) loss, net on the Statement of Net Income.
Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
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

Notes (Continued)	Table of Contents
certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded approximately $21.9 million and $42.2 million for the three and six months ended June 30, 2022, respectively, and $19.9 million and $40.5 million for the three and six months ended June 30, 2021, respectively, for these service expenses, which are primarily included in General and administrative and Operation and maintenance expenses on the Statement of Net Income.
During July 2022, we declared and paid a cash distribution of $29.5 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2021 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.
Results of Operations
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2022 and 2021. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first six months of 2022 of $66.2 million decreased by $4.4 million, or approximately 6 percent, when compared to the $70.5 million recognized during the first six months of 2021 as favorable results were offset by increased expenses as discussed further below.
Operating Revenues increased $0.9 million primarily driven by an increase in Natural gas transportation from higher short-term firm transportation and an increase in Other from higher park and loan services in 2022.
Operating Expenses increased $6.9 million, or 5 percent, primarily due to:
•an increase in Operation and Maintenance expenses due to higher routine operation and maintenance activities and employee-related labor and benefit costs;
•Higher General and administrative expenses including an unfavorable change in allocated corporate employee-related labor and benefit costs; and
•Higher Depreciation and amortization from additional assets placed into service.
Other (Income) and Other Expenses had a $1.6 million favorable change primarily due to (i) favorable changes for funds used during construction as a result of higher capitalized construction costs, (ii) an increase in interest income on our advances to Williams due to rising interest rates, and (iii) the favorable impact as a result of the tax gross-up on the increase in prepayments received for reimbursable projects in 2022, partially offset by (iv) an increase in interest expense associated with our regulatory liability resulting from tax rate changes.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 1A. Risk Factors

    Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by disclosures in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q, as filed with the SEC on May 2, 2022, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

NORTHWEST PIPELINE LLC (Registrant)

Date:	August 1, 2022	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)