Form 10-Q
period 2022-09-30
NORTHWEST PIPELINE LLC
filed 2022-10-31
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Registrant’s telephone number, including area code: (800) 945-5426
NO CHANGE

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands)
Operating Revenues:
Natural gas transportation	$105,193	$105,099	$319,113	$318,427
Natural gas storage	3,294	3,144	9,701	9,777
Other	1,271	367	2,621	1,222
Total operating revenues	109,758	108,610	331,435	329,426

Operating Expenses:
General and administrative	13,448	12,161	38,237	35,291
Operation and maintenance	23,143	19,462	63,629	55,641
Depreciation and amortization	28,510	28,398	85,659	84,666
Regulatory debits	366	369	1,184	1,067
Taxes — other than income taxes	4,022	4,099	12,452	12,596
Regulatory charges resulting from tax rate changes	5,944	5,944	17,637	17,637
Other (income) loss, net	455	120	360	74
Total operating expenses	75,888	70,553	219,158	206,972

Operating Income	33,870	38,057	112,277	122,454

Other (Income) and Other Expenses:
Interest expense	7,853	7,561	23,172	22,402
Allowance for equity and borrowed funds used during construction (AFUDC)	(885)	(543)	(2,354)	(1,182)
Miscellaneous other (income) loss, net	(1,914)	5	(3,515)	(340)
Total other (income) and other expenses	5,054	7,023	17,303	20,880

Net Income	$28,816	$31,034	$94,974	$101,574

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30, 2022	December 31, 2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	324,796	281,442
Trade	35,416	39,100
Affiliates	263	372
Other	510	737
Materials and supplies, at average cost	8,851	8,909
Exchange gas due from others	9,639	16,958
Prepayments and other	8,365	4,308
Total current assets	387,840	351,826

Property, plant and equipment	3,810,112	3,753,354
Less-Accumulated depreciation and amortization	1,919,281	1,863,921
Total property, plant and equipment, net	1,890,831	1,889,433

Other Assets:
Regulatory assets	16,470	18,312
Right-of-use assets	9,843	10,238
Deferred charges and other long-term assets	14,036	11,826
Total other assets	40,349	40,376

Total assets	$2,319,020	$2,281,635

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30, 2022	December 31, 2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$36,246	$23,108
Affiliates	10,627	13,140
Accrued liabilities:
Exchange gas due to others	12,367	12,559
Customer advances	6,807	2,281
Taxes — other than income taxes	11,188	11,196
Interest	12,019	5,505
Regulatory liabilities	137,294	—
Other	2,552	2,546
Total current liabilities	229,100	70,335

Long-Term Debt	579,815	579,030

Other Long-Term Liabilities:
Regulatory liabilities	275,379	388,433
Asset retirement obligations	127,609	122,650
Lease liability	7,960	8,202
Other	2,780	3,582
Total other long-term liabilities	413,728	522,867

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	22,485	35,511
Total member’s equity	1,096,377	1,109,403

Total liabilities and member’s equity	$2,319,020	$2,281,635

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	23,169	38,043
Net income	28,816	31,034
Cash distributions to parent	(29,500)	(34,000)
Balance at end of period	22,485	35,077
Total Member’s Equity	$1,096,377	$1,108,969

	Nine Months Ended September 30,
	2022	2021
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	35,511	66,503
Net income	94,974	101,574
Cash distributions to parent	(108,000)	(133,000)
Balance at end of period	22,485	35,077
Total Member’s Equity	$1,096,377	$1,108,969

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$94,974	$101,574
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	85,659	84,666
Regulatory debits	1,184	1,067
Regulatory charges resulting from tax rate changes	17,637	17,637
Amortization of deferred charges and credits	(3,638)	(2,784)
Allowance for equity funds used during construction (equity AFUDC)	(1,853)	(960)
Changes in current assets and liabilities:
Trade and other accounts receivable	3,911	4,769
Affiliate receivables	109	(119)
Materials and supplies	58	129
Other current assets	(449)	(5,253)
Trade accounts payable	(890)	(774)
Affiliate payables	(2,513)	11,735
Regulatory liabilities	137,451	—
Other accrued liabilities	6,675	13,109
Changes in long-term assets and liabilities:
Regulatory liabilities	(133,578)	3,179
Other, net	1,674	(2,489)
Net cash provided (used) by operating activities	206,411	225,486

FINANCING ACTIVITIES:
Cash distributions to parent	(108,000)	(133,000)
Net cash provided (used) by financing activities	(108,000)	(133,000)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(60,637)	(51,233)
Contributions and advances for construction costs	10,042	7,146
Disposal of property, plant and equipment, net	(4,462)	(3,638)
Advances to affiliate, net	(43,354)	(44,761)
Net cash provided (used) by investing activities	(98,411)	(92,486)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(73,267)	$(58,566)
Changes in related accounts payable and accrued liabilities	12,630	7,333
Capital expenditures	$(60,637)	$(51,233)

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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands)
Balance at beginning of period	$10,198	$5,650	$7,943	$3,395
Revenue recognized in excess of amounts invoiced	1,146	1,146	3,401	3,401
Balance at end of period	$11,344	$6,796	$11,344	$6,796

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands)
Balance at beginning of period	$3,161	$4,144	$3,672	$4,610
Recognized in revenue	(259)	(236)	(770)	(702)
Balance at end of period	$2,902	$3,908	$2,902	$3,908
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2022 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2022 (three months)	$259	$106,754
2023 (one year)	1,120	410,948
2024 (one year)	1,218	351,973
2025 (one year)	305	334,049
2026 (one year)	—	322,990
Thereafter	—	2,527,006
Total	$2,902	$4,053,720
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.

Notes (Continued)	Table of Contents
Note 3 – Rate and Regulatory Matters
Rate Case Settlement Filing
On August 26, 2022, we filed with FERC a Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) and were assigned Docket No. RP22-1155. The Settlement established a new general system firm Rate Schedule TF-1 (Large Customer) demand rate of $0.37250 per dekatherm with a $0.00935 commodity rate, effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program and satisfies our rate case filing obligation under our settlement in Docket No. RP17-346. Provisions were included in the Settlement that we can file new rates to be effective after January 1, 2026, and that a general rate case filing must be made for rates to become effective no later than April 1, 2028. As a result of this filing, we have reclassified certain long-term regulatory liabilities to current as of September 30, 2022.
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2022, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2022, five compressor stations are still being remediated. At September 30, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2021, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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

Notes (Continued)	Table of Contents
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
Note 5 – Debt and Financing Arrangements
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2022, no letters of credit have been issued and no loans were outstanding under the credit facility.
Commercial Paper
Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2022, Williams had no outstanding commercial paper.
Note 6 – Financial Instruments
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
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $579.8 million and $553.8 million, respectively, at September 30, 2022, and $579.0 million and $646.2 million, respectively, at December 31, 2021.
Note 7 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At September 30, 2022 and December 31, 2021, our advances to Williams totaled approximately $324.8 million and $281.4 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was 2.74 percent at September 30, 2022. The interest income from these

Notes (Continued)	Table of Contents
advances was $1.8 million and $2.3 million for the three and nine months ended September 30, 2022, respectively, and minimal for each of the three and nine months ended September 30, 2021. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) loss, net on the Statement of Net Income.
Included in Operating Revenues on the Statement of Net Income are revenues received from affiliates of $0.8 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. The rates charged to provide services to affiliates are the same as those that are charged to similarly-situated nonaffiliated customers.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded approximately $22.9 million and $65.1 million for the three and nine months ended September 30, 2022, respectively, and $21.5 million and $61.8 million for the three and nine months ended September 30, 2021, respectively, for these service expenses, which are primarily included in General and administrative and Operation and maintenance expenses on the Statement of Net Income.
During October 2022, we declared and paid a cash distribution of $29.9 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the Management’s Discussion and Analysis, Financial Statements, and Notes contained in Items 7 and 8 of our 2021 Annual Report on Form 10-K and with the Financial Statements and Notes contained in this Form 10-Q.
Results of Operations
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2022 and 2021. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first nine months of 2022 of $95.0 million decreased by $6.6 million, or approximately 6 percent, when compared to the $101.6 million recognized during the first nine months of 2021 due to the following significant changes:
Operating Revenues increased $2.0 million primarily driven by an increase in Other from higher park and loan services and an increase in Natural gas transportation from higher firm transportation in 2022.
Operating Expenses increased $12.2 million, or 6 percent, primarily due to:
•an increase in Operation and Maintenance expenses primarily due to higher routine outside services such as atmospheric surveys, river slide monitoring and pipeline testing;
•an increase in General and administrative expenses from costs associated with information technology, higher facilities expenses and external legal costs; and
•an increase in Depreciation and amortization from additional assets placed into service.
Other (Income) and Other Expenses had a $3.6 million favorable change primarily due to (i) an increase in interest income on our advances to Williams due to rising interest rates, (ii) favorable changes in AFUDC as a result of higher capitalized construction costs and (iii) the favorable impact as a result of the tax gross-up on the increase in prepayments received for reimbursable projects in 2022, partially offset by (iv) an increase in interest expense associated with our regulatory liability resulting from tax rate changes.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Other
The additional information called for by this item is provided in Note 4 – Contingent Liabilities and Commitments, included in the Notes to Financial Statements included under Part I, Item 1. Financial Statements of this Form 10-Q, which information is incorporated by reference into this item.

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

NORTHWEST PIPELINE LLC (Registrant)

Date:	October 31, 2022	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)