Form 10-K
period 2022-12-31
NORTHWEST PIPELINE LLC
filed 2023-02-27
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
DOCUMENTS INCORPORATED BY REFERENCE: None
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

NORTHWEST PIPELINE LLC
FORM 10-K

DEFINITIONS

The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report.
Measurements:
Bcf: One billion cubic feet of natural gas
Dekatherms (Dth): A unit of energy equal to one million British thermal units
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Government and Regulatory:
EPA: U.S. Environmental Protection Agency
Exchange Act: Securities and Exchange Act of 1934, as amended
FERC: Federal Energy Regulatory Commission
NGA: Natural Gas Act of 1938, as amended
SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 42 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 476,000 horsepower. At December 31, 2022, our natural gas pipeline had a design capacity of approximately 3.8 MMdth/d.
We own a one-third undivided interest in the Jackson Prairie underground storage facility located near Chehalis, Washington. We have a contract for natural gas storage services in an underground storage reservoir in the Clay Basin Field located in Daggett County, Utah. The owner of this storage field was acquired by Williams in February 2023. We also own and operate a LNG storage facility near Plymouth, Washington. We have approximately 13.5 Bcf of working natural gas storage capacity through these three storage facilities, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable us to balance daily receipts and deliveries and provide storage services to our customers.
We transport and store natural gas for a broad mix of customers, including public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. We offer firm and interruptible transportation and storage service. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. During 2022, our three largest customers were Puget Sound Energy, Inc., Northwest Natural Gas Company, and Cascade Natural Gas Corporation, which accounted for approximately 29 percent, 11 percent, and 11 percent, respectively, of our total operating revenues for the year ended December 31, 2022. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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
RATE MATTERS
FERC regulation requires all terms and conditions of service, including the rates charged, to be filed with and accepted by the FERC before any changes can go into effect. We establish our rates primarily through the FERC’s ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariff and FERC policy. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) contract and volume throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of these proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel, and other risks.

Rate Case Settlement
On November 15, 2022, the FERC approved our Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) in Docket No. RP22-1155. The Settlement establishes a new general system firm Rate Schedule TF-1 (Large Customer) daily reservation rate of $0.37250/Dth with a $0.00935/Dth commodity rate, effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program and satisfies our rate case filing obligation under our settlement in Docket No. RP17-346. The Settlement establishes a moratorium on any NGA Section 4 or 5 proceedings that would seek to place new rates in effect any earlier than January 1, 2026. The Settlement also provides that we will file an NGA Section 4 general rate case with rates to be effective not later than April 1, 2028, unless (a) we have entered into a pre-filing settlement or (b) a Section 5 general rate case has been filed on or before April 1, 2028.
                        REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the NGA, and under the Natural Gas Policy Act of 1978, as amended, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement, or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities, and properties for which certificates are required under the NGA. FERC Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The standards of conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from gas marketing employees and by restricting the information that transmission providers may provide to gas marketing employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.5 million per day for each violation of its rules.
Updated Certificate Policy Statement and Interim Greenhouse Gas (GHG) Policy Statement On February 18, 2022, the FERC issued two policy statements providing guidance for its pending and future consideration of interstate natural gas pipeline projects. The first policy statement is an Updated Certificate Policy Statement, which provides an analytical framework for how the FERC will consider whether a project is in the public convenience and necessity and explains that the FERC will consider all impacts of a proposed project, including economic and environmental impacts, together. The second policy statement is an Interim GHG Policy Statement, which sets forth how the FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and the NGA. The FERC sought comment on all aspects of the policy statements, including the approach to assessing the significance of the proposed project’s contribution to climate change. On March 24, 2022, the FERC issued an order converting the Updated Certificate Policy Statement and the Interim GHG Policy Statement into draft policy statements and announcing that it will not apply either policy statement to pending applications or applications filed before the FERC issues any final guidance on the policy statements. The FERC has not yet issued final guidance on the policy statements.
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
We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings, or current competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.
Washington State Climate Commitment Act In 2021, the state of Washington passed its Climate Commitment Act establishing a market-based cap-and-invest program to reduce carbon emissions. This program takes effect on January 1, 2023, and sets a limit, or cap, on overall carbon emissions in the state and requires businesses like ours to obtain allowances equal to their annual covered carbon emissions. The state’s cap will be reduced over time to meet the state’s carbon emissions reduction targets, which means fewer carbon emissions allowances will be available to purchase each year. These allowances can be purchased through quarterly auctions hosted by the state or bought and sold on a secondary market. Beginning in 2023, we will be required to obtain allowances for the carbon emissions from nine of our thirteen compressor stations within the state whose annual carbon emissions exceed 25,000 metric tons of carbon dioxide equivalent. We will also be required to obtain allowances for our delivery of natural gas to some of our customers and some of our facilities in the state whose annual carbon emissions are insufficient to require their direct participation in the program. Our Settlement in Docket No. RP22-1155 allows us to recover the costs of obtaining allowances under the program in our next rate case.
For additional information regarding the potential impact of federal, state, or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations,” and “Environmental Matters” in Part II, Item 8. Financial Statements and Supplementary Data – Note 5 – Contingent Liabilities and Commitments of Notes to Financial Statements.
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
In October 2019, PHMSA published the first of three rules that would be a part of the Mega Rule. The Mega Rule was more than 10 years in the making and since October 2019, PHMSA has also published Rules 2 and 3 as a part of the Mega Rule implementation. In August 2022, PHMSA published Rule 2, which is the last in the three part Mega Rule set of regulations. Certain portions of Rule 2 go into effect in May 2023 with the remaining portions taking effect in February 2024. Rule 2 contains new corrosion control requirements, new requirements for repair criteria outside of high consequence areas (HCAs), inspections to be performed after extreme weather events or natural disasters, management of change, and other integrity management related rule changes. We are evaluating procedures that will need to be updated to maintain compliance and are also analyzing anticipated cost impacts.
PHMSA’s new rule, Requirement of Valve Installation and Minimum Rupture Detection Standards, went into effect in October 2022. The rupture monitoring and emergency response standards are applicable to existing pipelines, but the installation of rupture mitigation valves (RMVs) is not retroactive and only applies to new pipelines and significant pipeline replacements. This new rule establishes criteria for how operators must monitor and respond to potential ruptures on their system. It also outlines requirements for the installation of RMVs or Alternative Equivalent Technology to allow for quicker isolation after an incident has occurred. In response to the new regulation, we have updated all applicable procedures and are developing implementation plans as a result of the rulemaking.
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rules require pipeline operators to develop an integrity management program for transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. Also, in response to the portion of the Mega Rule implemented in 2021, we have identified Moderate Consequence Areas and Class 3 and 4 pipeline locations required by the rule and integrated those segments into our integrity program, and have begun scheduling required assessments and reassessments as needed to meet the regulatory timelines. We estimate that the cost to be incurred in 2023 associated with this program to be approximately $28 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01B (Security Directive 1B) on May 29, 2022, which requires that owners/operators of critical pipelines (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 24 hours; (2) appoint a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. On July 27, 2022, the TSA issued Security Directive Pipeline-2021-02C (Security Directive 2C), which requires owners/operators of critical pipelines to (1) establish and implement a TSA-approved Cybersecurity Implementation Plan that describes the specific cybersecurity measures employed and the schedule for achieving the cybersecurity outcomes described in Security Directive 2C; (2) develop and maintain a Cybersecurity Incident Response Plan to reduce the risk of operational disruption or other significant impacts from a cybersecurity incident; and (3) establish a Cybersecurity Assessment Program and submit an annual plan describing how the effectiveness of cybersecurity measures will be assessed. We have established and received TSA approval for our Cybersecurity Implementation Plan and are compliant with the remaining requirements established in Security Directives 1B and 2C. New regulations or security directives issued by TSA may impose additional requirements applicable to our cybersecurity program, which could cause us to incur increased capital and operating costs and operational delays. See “Risk Factors – A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.”
EMPLOYEES
Northwest has no employees. Operations, management, and certain administrative services are provided by Williams and its affiliates.
TRANSACTIONS WITH AFFILIATES
We engage in transactions with Williams and other Williams’ subsidiaries. Please see Part II, Item 8. Financial Statements and Supplementary Data — Note 1 – Summary of Significant Accounting Policies and Note 9 – Transactions with Major Customers and Affiliates of Notes to Financial Statements.

Item 1A.	Risk Factors
FORWARD-LOOKING STATEMENTS
The reports, filings, and other public announcements of Northwest, may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters.
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
•Rate case filings;
•Natural gas prices, supply, and demand; and
•Demand for our services.
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
•Acts of terrorism, cybersecurity incidents, and related disruptions; and
•Additional risks described in our filings with the SEC.

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

•Fires, blowouts, cratering, and explosions; and

•Security risks, including cybersecurity.
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
Our primary exposure to market risk occurs at the time the terms of existing transportation and storage contracts expire or are subject to termination. Upon expiration or termination of our existing contracts, we may not be able to extend such contracts with existing customers or obtain replacement contracts at favorable rates, on a long-term basis or at all. Failure to extend or replace a significant portion of our existing contracts may have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to extend or replace existing customer contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including:

•The level of existing and new competition to deliver natural gas to our markets and competition from alternative fuel sources such as electricity, renewable resources, coal, fuel oils, or nuclear energy;

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
Our ability to maintain and expand our business depends on the level of drilling and production predominately by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves underlying such wells and supply basins with access to our pipeline. Accordingly, we do not have independent estimates of total reserves dedicated to our pipeline or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including permitting and environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation, and import and export of natural gas supplies. Localized low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (ESG) practices. Investor advocacy groups, institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG (as proponents or opponents) and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We adopted certain practices as highlighted in Williams’ 2021 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2022, our largest customer was Puget Sound Energy, Inc., which accounted for approximately 29.2 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
As part of our growth strategy, we engage in significant capital projects. We have a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, as well as the expansion of existing facilities. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits, and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns, including due to inflation, could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:
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
Our total outstanding long-term debt (including current portion) as of December 31, 2022 was $580.1 million.
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

Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity and Part II, Item 8. Financial Statements and Supplementary Data — Note 6 – Debt and Financing Arrangements of Notes to Financial Statements.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. The ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to Russia’s actions has had, and may continue to have, adverse impacts on global financial markets. We, along with Williams and Transcontinental Gas Pipe Line Company, LLC, are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transcontinental Gas Pipe Line Company, LLC are each subject to a $500 million borrowing sublimit. As of December 31, 2022, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
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
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Williams’ failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor, may adversely affect our ability to manage and operate the businesses. If Williams is unable to successfully attract and retain an appropriately qualified workforce, including members of senior management, results of operations could be negatively impacted.

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
The information called for by this item is provided in Part II, Item 8. Financial Statements and Supplementary Data – Note 5 – Contingent Liabilities and Commitments of Notes to Financial Statements.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At December 31, 2022, we were indirectly owned by Williams.
We paid $137.9 million and $166.5 million in cash distributions to our parent during 2022 and 2021, respectively. During January 2023, we declared and paid cash distributions of $35.8 million to our parent.

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
Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, employee related benefits, environmental costs, negative salvage, asset retirement obligations and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Net Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected on the Balance Sheet is $29.5 million at December 31, 2022. The aggregate amount of regulatory liabilities reflected on the Balance Sheet is $416.9 million at December 31, 2022. A summary of regulatory assets and liabilities is included in Note 11 – Regulatory Assets and Liabilities of Notes to Financial Statements.
Results of Operations
This analysis discusses financial results of our operations for the years 2022 and 2021. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the year ended December 31, 2022 of $136.8 million increased $1.3 million, or 1 percent, when compared to the $135.5 million recognized during the year ended December 31, 2021 due to the following significant variances:

Operating Revenues increased $3.8 million, or 1 percent, primarily driven by an increase in Other from higher park and loan services and an increase in Natural gas transportation from higher firm transportation in 2022.
Operating Expenses increased $8.4 million, or 3 percent, primarily due to:
•$8.2 million increase in Operation and maintenance expenses primarily due to higher outside service costs for routine activities;
•$2.5 million increase in General and administrative expenses due to higher allocated corporate expenses related to information technology; and
•$1.2 million increase in Depreciation and amortization from additional assets placed in service; partially offset by
•$4.0 million favorable change in Regulatory charges resulting from tax rate changes due to an adjustment to the Customer Tax Refund regulatory liability (see Note 11 – Regulatory Assets and Liabilities).
Other (Income) and Other Expenses had a $5.9 million favorable change primarily due to (i) an increase in interest income on our advances to Williams due to rising interest rates, (ii) favorable changes in allowance for funds used during construction as a result of higher capitalized construction costs and (iii) an increase in the tax gross-up on prepayments received for reimbursable projects in 2022, partially offset by (iv) an increase in interest expense associated with the Customer Tax Refund regulatory liability mentioned above.
Capital Resources and Liquidity
Method of Financing
We fund our capital requirements with cash flows from operating activities, equity contributions from Williams, advances from Williams, accessing capital markets, and, if required, borrowings under the credit facility described below.
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
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are co-borrowers under a $3.75 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $500 million. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Transco. See Note 6 – Debt and Financing Arrangements of Notes to Financial Statements for further discussion of the credit facility.
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At December 31, 2022, our advances to Williams totaled approximately $310.6 million. These advances are represented by demand notes. See Note 9 – Transactions with Major Customers and Affiliates of Notes to Financial Statements for further discussion.
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2023 capital expenditures will be approximately $8 million for expansion projects and $152 million for maintenance projects. In 2023, we expect to fund our capital expenditures with cash from operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk exposure is limited to our long-term debt. All of our interest on long-term debt is fixed in nature as shown on the following table (in thousands of dollars):

December 31, 2022
Fixed rates on long-term debt:
7.125% unsecured debentures due 2025	$85,000
4.0% unsecured debentures due 2027	500,000
585,000
Unamortized debt issuance costs	(2,517)
Unamortized debt discount	(2,400)
Total long-term debt, including current portion	$580,083
Our total long-term debt at December 31, 2022 had a carrying value of $580.1 million and a fair market value of $560.2 million. As of December 31, 2022, the weighted-average interest rate on our long-term debt was 4.45 percent.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Management Committee and Member of Northwest Pipeline LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Northwest Pipeline LLC (the Company) as of December 31, 2022 and 2021, the related statements of net income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities and judgments about matters that could affect the recording of regulatory assets and liabilities.

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
Houston, Texas
February 27, 2023

Northwest Pipeline LLC
Statement of Net Income

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
Operating Revenues:
Natural gas transportation	$429,526	$428,136	$435,238
Natural gas storage	13,104	12,883	12,609
Other	4,705	2,539	1,635
Total operating revenues	447,335	443,558	449,482

Operating Expenses:
General and administrative	51,682	49,204	47,695
Operation and maintenance	84,260	76,016	69,970
Depreciation and amortization	114,384	113,180	112,004
Taxes, other than income taxes	17,039	16,836	16,290
Regulatory charges resulting from tax rate changes	19,621	23,580	23,580
Other (income) expenses, net	1,712	1,449	1,110
Total operating expenses	288,698	280,265	270,649

Operating Income	158,637	163,293	178,833

Other (Income) and Other Expenses:
Interest expense	30,987	29,986	29,712
Allowance for equity and borrowed funds used during construction	(2,950)	(1,606)	(669)
Miscellaneous other (income) loss, net	(6,174)	(595)	(1,296)
Total other (income) and other expenses	21,863	27,785	27,747

Net Income	$136,774	$135,508	$151,086

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet

	December 31,
	2022	2021
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	310,641	281,442
Trade	39,746	39,100
Affiliates	1,829	372
Other	606	737
Materials and supplies, at average cost	8,925	8,909
Exchange gas due from others	35,851	16,958
Regulatory assets	13,565	1,358
Prepayments and other	3,627	2,950
Total current assets	414,790	351,826

Property, plant and equipment	3,836,254	3,753,354
Less-Accumulated depreciation and amortization	1,941,806	1,863,921
Total property, plant and equipment, net	1,894,448	1,889,433

Other Assets:
Regulatory assets	15,951	18,312
Right-of-use assets	9,621	10,238
Deferred charges and other long-term assets	15,167	11,826
Total other assets	40,739	40,376

Total assets	$2,349,977	$2,281,635

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet

	December 31,
	2022	2021
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$25,761	$23,108
Affiliates	12,115	13,140
Accrued liabilities:
Exchange gas due to others	42,451	12,559
Regulatory liabilities	145,243	158
Taxes — other than income taxes	10,853	11,196
Interest	5,505	5,505
Customer advances	4,415	2,281
Other	4,011	2,388
Total current liabilities	250,354	70,335

Long-Term Debt	580,083	579,030

Other Long-Term Liabilities:
Regulatory liabilities	271,706	388,433
Asset retirement obligations	129,306	122,650
Lease liability	7,857	8,202
Other	2,394	3,582
Total other long-term liabilities	411,263	522,867

Contingent Liabilities and Commitments (Note 5)

Member's Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	34,385	35,511
Total member’s equity	1,108,277	1,109,403

Total liabilities and member’s equity	$2,349,977	$2,281,635

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
Member's Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	35,511	66,503	79,417
Net income	136,774	135,508	151,086
Cash distributions to parent	(137,900)	(166,500)	(164,000)
Balance at end of period	34,385	35,511	66,503
Total Member’s Equity	$1,108,277	$1,109,403	$1,140,395

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
OPERATING ACTIVITIES:
Net income	$136,774	$135,508	$151,086
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	114,384	113,180	112,004
Regulatory charges resulting from tax rate changes	19,621	23,580	23,580
Amortization of deferred charges and credits	(4,955)	(4,414)	(3,526)
Allowance for equity funds used during construction (equity AFUDC)	(2,335)	(1,360)	(414)
Changes in current assets and liabilities:
Trade and other accounts receivable	(515)	(1,632)	3,606
Affiliate receivables	(1,457)	(321)	58
Materials and supplies	(16)	898	(124)
Regulatory assets	(445)	111	(382)
Other current assets	(345)	(221)	719
Trade accounts payable	(1,230)	(3,571)	5,140
Affiliate payables	(1,025)	9,030	(5,062)
Regulatory liabilities	145,242	2	(19)
Other accrued liabilities	1,361	(877)	(8,584)
Other, including changes in long-term assets and liabilities:
Regulatory liabilities	(140,190)	4,374	4,185
Other, net	3,773	(1,325)	1,651
Net cash provided (used) by operating activities	268,642	272,962	283,918

FINANCING ACTIVITIES:
Cash distributions to parent	(137,900)	(166,500)	(164,000)
Net cash provided (used) by financing activities	(137,900)	(166,500)	(164,000)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(106,729)	(78,787)	(78,497)
Contributions and advances for construction costs	10,555	10,268	6,103
Disposal of property, plant and equipment, net	(5,369)	(4,370)	(920)
Advances to affiliate, net	(29,199)	(33,573)	(46,604)
Net cash provided (used) in investing activities	(130,742)	(106,462)	(119,918)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(109,359)	$(88,791)	$(78,602)
Changes in related accounts payable and accrued liabilities	2,630	10,004	105
Capital expenditures	$(106,729)	$(78,787)	$(78,497)

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
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980), provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, levelized cost of service, negative salvage, asset retirement obligations, employee-related benefits, environmental costs, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980, and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
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

Northwest Pipeline LLC
Notes to Financial Statements

Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. As a rate-regulated entity applying Topic 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipeline business and are not within the scope of ASC Topic 606, “Revenues from Contracts with Customers.” Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset.
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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized based on volumes of natural gas scheduled for delivery at the agreed upon delivery point or based on volumes of natural gas scheduled for injection or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2022, we had no such rate refund liabilities.
In the course of providing transportation services to customers, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers or consumed in fuel to operate our system. The resulting customer imbalances are typically settled through the receipt or delivery of gas in the future based on the timelines outlined in Northwest’s tariff, whereas the over/under recovery of fuel is cleared up through Northwest’s semi-annual fuel tracker. Customer imbalances to be repaid or recovered in-kind are recorded as Exchange gas due from others or Exchange gas due to others in our Balance Sheet. The under recovery of fuel is recorded as a Regulatory Asset and the over recovery is recorded as a Regulatory Liability. These imbalances are valued at published spot rates.

Northwest Pipeline LLC
Notes to Financial Statements

Contract Assets
Our contract assets consist of discounts provided to customers in the beginning of the contract term that are recognized on a straight-line basis over the entire contract term resulting in revenue recognition occurring prior to actual billings. Contract assets are included within Other on our Balance Sheet.
Contract Liabilities
Our contract liabilities consist of a fixed rate facility charge billed to customers that declines annually as specified per the tariff. These liabilities are classified as current or non-current according to when such amounts are expected to be recognized. Current and non-current liabilities are included within Accrued Liabilities and Other Long-Term Liabilities, respectively, on our Balance Sheet.
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
The following table presents Total property, plant and equipment, net as presented on the Balance Sheet:

	Depreciation Rate	December 31,
		2022	2021
		(Thousands)
Transmission facilities	2.80% - 6.97%	$3,490,141	$3,412,811
Storage facilities	1.60% - 2.76%	142,326	136,608
Construction in progress	Not applicable	44,702	44,885
Other	0% - 33.33%	159,085	159,050
Property, plant and equipment		3,836,254	3,753,354
Less-Accumulated depreciation and amortization		1,941,806	1,863,921
Total property, plant and equipment, net		$1,894,448	$1,889,433

We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of ARO includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2022 and 2021 were $109.0 million and $102.1 million, respectively. The regulatory asset is expected to be fully recovered through the negative salvage component of depreciation included in our rates; as such, that amount of the negative salvage component of accumulated depreciation has been reclassified and netted against the amount of the ARO regulatory asset to result in a regulatory liability of $30.6 million and $26.7 million at December 31, 2022 and 2021, respectively.
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.7 million for 2022, $0.2 million for 2021, and $0.3 million for 2020. The allowance for equity funds was $2.3 million, $1.4 million, and $0.4 million for 2022, 2021, and 2020, respectively.
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

Northwest Pipeline LLC
Notes to Financial Statements

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
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2022 and 2021.
Materials and Supplies Inventory
All materials and supplies inventory is stated at average cost. We perform an annual review of materials and supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. There was a minimal reserve at December 31, 2022 and 2021.
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
Pension and Other Postretirement Benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans (see Note 7 – Benefit Plans). Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us, and thus paid by us, is based on our share of net periodic benefit cost.
Cash Flows from Operating Activities
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.
Interest Payments
Cash payments for interest, net of interest capitalized, were $26.1 million in 2022, 2021 and 2020.

Northwest Pipeline LLC
Notes to Financial Statements

Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Year Ended December 31,
	2022	2021
	(Thousands)
Balance at beginning of period	$7,943	$3,395
Revenue recognized in excess of amounts invoiced	4,547	4,548
Balance at end of period	$12,490	$7,943
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2022	2021
	(Thousands)
Balance at beginning of period	$3,672	$4,610
Recognized in revenue	(1,029)	(938)
Balance at end of period	$2,643	$3,672
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to the periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2022, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (one year)	$1,120	$398,756
2024 (one year)	1,218	365,570
2025 (one year)	305	321,457
2026 (one year)	—	308,992
2027 (one year)	—	304,491
Thereafter	—	2,127,828
Total	$2,643	$3,827,094

Northwest Pipeline LLC
Notes to Financial Statements

Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.
Note 3 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
Lease Cost:
Operating lease cost	$1,226	$1,334	$2,075
Variable lease cost	578	681	1,122
Total lease cost	$1,804	$2,015	$3,197
Cash paid for operating lease liabilities	$950	$2,395	$2,500

		December 31,
		2022	2021
		(Thousands)
Other Information:
Right-of-use assets		$9,621	$10,238
Operating lease liabilities:
Current (included in Accrued liabilities - Other on our Balance Sheet)		$681	$676
Lease liability		$7,857	$8,202
Weighted-average remaining lease term - operating leases (years)		16	16
Weighted-average discount rate - operating leases		4.12%	4.13%
As of December 31, 2022, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2023	$954
2024	954
2025	971
2026	973
2027	987
Thereafter	7,613
Total future lease payments	12,452
Less amount representing interest	3,914
Total obligations under operating leases	$8,538

Northwest Pipeline LLC
Notes to Financial Statements

Note 4 – Rate and Regulatory Matters
Rate Case Settlement
On November 15, 2022, the FERC approved our Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) in Docket No. RP22-1155. The Settlement establishes a new general system firm Rate Schedule TF-1 (Large Customer) daily reservation rate of $0.37250/Dth with a $0.00935/Dth commodity rate, effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program and satisfies our rate case filing obligation under our settlement in Docket No. RP17-346. The Settlement establishes a moratorium on any Natural Gas Act of 1938, as amended (NGA) Section 4 or 5 proceedings that would seek to place new rates in effect any earlier than January 1, 2026. The Settlement also provides that we will file an NGA Section 4 general rate case with rates to be effective not later than April 1, 2028, unless (a) we have entered into a pre-filing settlement or (b) a Section 5 general rate case has been filed on or before April 1, 2028.
Note 5 – Contingent Liabilities and Commitments
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
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2022, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of December 31, 2022, five compressor stations are still being remediated. At December 31, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2021, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, review and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Total property, plant, and equipment, net on the Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
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
Note 6 – Debt and Financing Arrangements
Long-Term Debt
Long-term debt, presented net of unamortized discount and unamortized debt issuance costs, consists of the following:

	December 31,
	2022	2021
	(Thousands)
7.125% unsecured debentures due 2025	$85,000	$85,000
4.0% unsecured debentures due 2027	500,000	500,000
Unamortized debt issuance costs	(2,517)	(3,059)
Unamortized debt discount	(2,400)	(2,911)
Total long-term debt	$580,083	$579,030

The following table reflects future maturities of long-term (at face value) debt for the next five years (in thousands):

7.125% unsecured debentures due 2025	$85,000
4.0% unsecured debentures due 2027	$500,000
No property is pledged as collateral under any of our long-term debt.
Restrictive Debt Covenants
At December 31, 2022, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described below, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels.
Credit Facility
In October 2021, we along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. The maturity date of the credit facility is October 8, 2026. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2028, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2022, no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.
The Credit Agreement contains the following terms and conditions:
•Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets in certain

Northwest Pipeline LLC
Notes to Financial Statements

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
At December 31, 2022, we are in compliance with this covenant.
Commercial Paper Program
In 2018, Williams entered into a $4.0 billion commercial paper program that has been reduced to $3.5 billion in connection with the October 2021 Credit Agreement. Williams management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At December 31, 2022, Williams had $350 million of commercial paper outstanding.
Note 7 – Benefit Plans
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below (see Note 9 – Transactions With Major Customers and Affiliates).
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees hired prior to January 1, 2019. Pension costs charged to us by Williams were $0.7 million in 2022, $0.8 million in 2021 and $1.9 million in 2020. Included in our pension costs are settlement charges of $0.7 million in 2020.
Williams provides subsidized retiree medical benefits to a closed group of participants as well as retiree life insurance to eligible participants. During 2022, 2021, and 2020, we received credits from Williams related to retiree medical and life insurance benefits of $1.2 million, $1.6 million and $1.7 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amounts of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2022 and 2021 are $42.2 million and $41.0 million, respectively.

Northwest Pipeline LLC
Notes to Financial Statements

Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $2.8 million in 2022, $2.7 million in 2021 and $2.3 million in 2020 for Williams’ company contributions to this plan.
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
Total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $1.2 million and $1.3 million, respectively, excluding amounts allocated from Williams.
Note 8 – Financial Instruments
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
Long-term debt — The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $580.1 million and $560.2 million, respectively, at December 31, 2022, and $579.0 million and $646.2 million, respectively, at December 31, 2021.
Note 9 – Transactions with Major Customers and Affiliates
Major Customers
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Year Ended December 31,
	2022	2021	2020
	(Thousands)
Puget Sound Energy, Inc.	$130,705	$131,462	$132,747
Northwest Natural Gas Company	48,921	48,901	48,893
Cascade Natural Gas Corporation	48,664	49,078	47,493
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.

Northwest Pipeline LLC
Notes to Financial Statements

Affiliates
We are a participant in Williams’ cash management program. At December 31, 2022 and 2021, our advances to Williams totaled approximately $310.6 million and $281.4 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4 percent at December 31, 2022. The interest income from these advances was $4.9 million and $0.6 million for the years ended December 31, 2022 and 2020, respectively. The interest income from these advances was minimal for the year ended December 31, 2021. Such interest income is included in Other (Income) and Other Expenses - Miscellaneous other (income) loss, net on the Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $87.7 million, $85.2 million, and $77.9 million during the years ended December 31, 2022, 2021, and 2020, respectively, for these service expenses, which are primarily included in General and administrative and Operation and maintenance expenses on the Statement of Net Income.
During January 2023, we declared and paid cash distributions of $35.8 million to our parent.
Note 10 – Asset Retirement Obligations
Our accrued asset retirement obligations relate to our gas storage and transmission facilities. At the end of the useful life of our facilities, we are legally obligated to remove or plug and abandon certain transmission facilities including underground pipelines, major river spans, compressor stations and meter station facilities. These obligations also include restoration of the property sites after removal of the facilities from above and below the ground. Our overall asset retirement obligation changed as follows:

	Year Ended December 31,
	2022	2021
	(Thousands)
Beginning balance	$122,650	$95,777
Accretion	6,656	5,725
Changes in estimates of existing obligations (1)	—	21,148
Ending balance	$129,306	$122,650

(1)Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets. The increase in 2021 is primarily due to a decrease in the discount rate and an increase in the estimated life of the ARO assets.

Northwest Pipeline LLC
Notes to Financial Statements

Note 11 – Regulatory Assets and Liabilities
Our regulatory assets and liabilities result from our application of the provisions of Topic 980 and are reflected on our Balance Sheet. These balances are presented on our Balance Sheet on a gross basis and are recoverable or refundable over various periods. Below are the details of our regulatory assets and liabilities:

	December 31,
	2022	2021
	(Thousands)
Current regulatory assets:
Fuel recovery	$11,871	$107
Levelized depreciation	1,694	1,251
Total current regulatory assets	13,565	1,358
Non-current regulatory assets:
Levelized depreciation	11,601	13,581
Grossed-up deferred taxes on equity funds used during construction	4,350	4,731
Total non-current regulatory assets	15,951	18,312
Total regulatory assets	$29,516	$19,670

Current regulatory liabilities:
Customer tax refund	$125,506	$—
Deferred federal taxes - liability	18,643	—
Deferred state taxes - liability	1,094	—
Fuel recovery	—	158
Total current regulatory liabilities	145,243	158
Non-current regulatory liabilities:
Deferred federal taxes - liability	187,883	206,527
Postretirement benefits	42,207	40,980
Asset retirement obligations, net	30,590	26,747
Deferred state taxes - liability	11,026	12,120
Customer tax refund	—	102,059
Total non-current regulatory liabilities	271,706	388,433
Total regulatory liabilities	$416,949	$388,591
The significant regulatory assets and liabilities include:
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

Northwest Pipeline LLC
Notes to Financial Statements

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
Customer Tax Refund - In our 2017 Settlement, which became effective January 1, 2018, we agreed with our customers that if federal income tax rates decreased due to subsequent legislation, such as the Tax Cuts and Jobs Act of 2017 (Tax Reform), we would record a regulatory liability. As a result of Tax Reform and as stipulated in the Docket No. RP22-1155 rate case settlement, the accrued regulatory liability, including interest, was paid to customers in January 2023.
Deferred Federal Taxes - Liability - This regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP22-1155 rate case settlement.
Postretirement Benefits - We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates (see Note 7 – Benefit Plans).
Asset Retirement Obligations, net - This regulatory liability balance reflects the amount that we have recovered in our rates related to our future retirement costs offset by depreciation of the ARO asset and changes in the ARO liability due to the passage of time. AROs are expected to be fully recovered through the net negative salvage component of depreciation included in our rates (see Note 10 – Asset Retirement Obligations).
Deferred State Taxes - Liability - This regulatory liability balance, following the August 10, 2018 merger of Williams with Williams Partners L.P., reflects a decrease to rate base deferred taxes due to a decrease to the estimated effective state income tax rates. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP22-1155 rate case settlement.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting. A report by our registered public accounting firm is not required pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in millions):

	Year Ended December 31,
	2022	2021
Audit fees	$0.6	$0.6
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$0.6	$0.6
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

Page Reference to 2022 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financial statements and schedules

Index

Covered by reports of independent auditors:

Statement of Net Income for the Years Ended December 31, 2022, 2021, and 2020	26

Balance Sheet at December 31, 2022 and 2021	27

Statement of Changes in Member’s Equity for the Years Ended December 31, 2022, 2021, and 2020	29

Statement of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020	30

Notes to Financial Statements	31
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

Date: February 27, 2023
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

Date: February 27, 2023