Form 10-Q
period 2023-03-31
NORTHWEST PIPELINE LLC
filed 2023-05-03
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Operating Revenues:
Natural gas transportation	$106,096	$109,707
Natural gas storage	3,475	3,184
Other	2,825	928
Total operating revenues	112,396	113,819

Operating Expenses:
Operation and maintenance	19,516	17,745
General and administrative	12,858	11,759
Depreciation and amortization	27,877	28,642
Taxes — other than income taxes	3,619	4,081
Regulatory charges resulting from tax rate changes	—	5,814
Other (income) expense, net	(4,572)	415
Total operating expenses	59,298	68,456

Operating Income	53,098	45,363

Other (Income) and Other Expenses:
Interest expense	7,430	7,628
Allowance for equity and borrowed funds used during construction (AFUDC)	(846)	(700)
Miscellaneous other (income) expense, net	(2,524)	(799)
Total other (income) and other expenses	4,060	6,129

Net Income	$49,038	$39,234

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31, 2023	December 31, 2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	201,709	310,641
Trade	37,382	39,746
Affiliates	1,853	1,829
Other	473	606
Materials and supplies, at average cost	8,941	8,925
Exchange gas due from others	5,700	35,851
Regulatory assets	3,628	13,565
Prepayments and other	2,081	3,627
Total current assets	261,767	414,790

Property, plant and equipment	3,851,449	3,836,254
Less-Accumulated depreciation and amortization	1,968,594	1,941,806
Total property, plant and equipment, net	1,882,855	1,894,448

Other Assets:
Regulatory assets	20,746	15,951
Right-of-use assets	9,398	9,621
Deferred charges and other long-term assets	16,084	15,167
Total other assets	46,228	40,739

Total assets	$2,190,850	$2,349,977

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31, 2023	December 31, 2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$15,357	$25,761
Affiliates	10,796	12,115
Accrued liabilities:
Exchange gas due to others	4,851	42,451
Regulatory liabilities	19,737	145,243
Taxes — other than income taxes	10,305	10,853
Interest	12,019	5,505
Customer advances	4,486	4,415
Other	3,684	4,011
Total current liabilities	81,235	250,354

Long-Term Debt	580,352	580,083

Other Long-Term Liabilities:
Regulatory liabilities	266,913	271,706
Asset retirement obligations	131,026	129,306
Lease liability	7,669	7,857
Other	2,140	2,394
Total other long-term liabilities	407,748	411,263

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	47,623	34,385
Total member’s equity	1,121,515	1,108,277

Total liabilities and member’s equity	$2,190,850	$2,349,977

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	34,385	35,511
Net income	49,038	39,234
Cash distributions to parent	(35,800)	(42,000)
Balance at end of period	47,623	32,745
Total Member’s Equity	$1,121,515	$1,106,637

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Thousands)
OPERATING ACTIVITIES:
Net income	$49,038	$39,234
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	27,877	28,642
Regulatory charges resulting from tax rate changes	—	5,814
Allowance for equity funds used during construction (equity AFUDC)	(693)	(516)
Changes in current assets and liabilities:
Trade and other accounts receivable	2,497	(1,497)
Affiliate receivables	(24)	221
Materials and supplies	(16)	(861)
Regulatory assets	(71)	(190)
Other current assets	1,188	1,054
Trade accounts payable	(358)	(3,073)
Affiliate payables	(1,319)	(4,704)
Regulatory liabilities	(125,506)	(1)
Other accrued liabilities	5,622	9,631
Other, including changes in long-term assets and liabilities	(10,575)	1,566
Net cash provided (used) by operating activities	(52,340)	75,320

FINANCING ACTIVITIES:
Cash distributions to parent	(35,800)	(42,000)
Net cash provided (used) by financing activities	(35,800)	(42,000)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(22,038)	(13,441)
Contributions and advances for construction costs	1,657	1,626
Disposal of property, plant and equipment, net	(411)	(160)
Advances to affiliate, net	108,932	(21,345)
Net cash provided (used) by investing activities	88,140	(33,320)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(10,613)	$(7,026)
Changes in related accounts payable and accrued liabilities	(11,425)	(6,415)
Capital expenditures	$(22,038)	$(13,441)

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
General
Our accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2022, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended
	March 31,
	2023	2022
	(Thousands)
Balance at beginning of period	$12,490	$7,943
Revenue recognized in excess of amounts invoiced	1,064	1,121
Balance at end of period	$13,554	$9,064

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended
	March 31,
	2023	2022
	(Thousands)
Balance at beginning of period	$2,643	$3,672
Recognized in revenue	(290)	(254)
Balance at end of period	$2,353	$3,418
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2023 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (nine months)	$885	$297,220
2024 (one year)	1,178	378,025
2025 (one year)	290	334,516
2026 (one year)	—	322,915
2027 (one year)	—	319,144
Thereafter	—	2,203,583
Total	$2,353	$3,855,403
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.

Notes (Continued)	Table of Contents
Note 3 – Rate and Regulatory Matters
Rate Case Settlement
On November 15, 2022, the FERC approved our Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) in Docket No. RP22-1155. The Settlement establishes a new general system firm Rate Schedule TF-1 (Large Customer) daily reservation rate of $0.37250 per dekatherm (Dth) with a $0.00935/Dth commodity rate, effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program and satisfies our rate case filing obligation under our settlement in Docket No. RP17-346. The Settlement establishes a moratorium on any Natural Gas Act of 1938, as amended (NGA) Section 4 or 5 proceedings that would seek to place new rates in effect any earlier than January 1, 2026. The Settlement also provides that we file an NGA Section 4 general rate case with rates to be effective not later than April 1, 2028, unless (a) we have entered into a pre-filing settlement or (b) a Section 5 general rate case has been filed on or before April 1, 2028.
As a result of the Settlement, in January 2023 we refunded approximately $126 million, including interest, associated with the decrease in federal tax rates due to the Tax Cuts and Jobs Act of 2017 (Tax Reform), which was recorded in Accrued liabilities - Regulatory liabilities on our Balance Sheet.
Note 4 – Contingent Liabilities and Commitments
Environmental Matters
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2023, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2023, five compressor stations are still being remediated. At March 31, 2023, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
Washington State Climate Commitment Act
In 2021, the state of Washington passed its Climate Commitment Act establishing a market-based cap-and-invest program to reduce carbon emissions. This program took effect on January 1, 2023, and sets a limit, or cap, on overall carbon emissions in the state and requires businesses like ours to obtain allowances equal to their annual covered carbon emissions. The state’s cap will be reduced over time to meet the state’s carbon emissions reduction targets, which means fewer carbon emissions allowances will be available to purchase each year. These allowances can be purchased through quarterly auctions hosted by the state or bought and sold on a secondary market. In 2023, we began purchasing allowances for the carbon emissions from nine of our thirteen compressor stations within the state whose annual carbon emissions exceed 25,000 metric tons of carbon dioxide equivalent. We also began purchasing allowances for our delivery of natural gas to certain of our customers and certain of our facilities in the state whose annual carbon emissions are insufficient to require their direct participation in the program. Our Settlement allows us to recover the costs of purchasing allowances under the program in our next rate case.
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
Note 5 – Debt and Financing Arrangements
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2023, no letters of credit have been issued and no loans were outstanding under the credit facility.
Commercial Paper
Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At March 31, 2023, Williams had no outstanding commercial paper.
Note 6 – Financial Instruments
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Notes (Continued)	Table of Contents
Short-term financial assets: The carrying values of short-term financial assets that have variable interest rates (advances to affiliate), accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $580.4 million and $568.5 million, respectively, at March 31, 2023, and $580.1 million and $560.2 million, respectively, at December 31, 2022.
Note 7 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At March 31, 2023 and December 31, 2022, our advances to Williams totaled approximately $201.7 million and $310.6 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4.7 percent at March 31, 2023. The interest income from these advances was $2.4 million for the three months ended March 31, 2023 and minimal for three months ended March 31, 2022. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expense, net on the Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $22.1 million and $20.3 million for the three months ended March 31, 2023 and 2022, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.
During April 2023, we declared and paid a cash distribution of $62 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with our historical Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report on Form 10-K and with the Financial Statements and accompanying notes contained in this Form 10-Q.
Results of Operations
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2023 and 2022. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first three months of 2023 of $49.0 million increased by $9.8 million, or 25 percent, when compared to the $39.2 million recognized during the first three months of 2022 due to the following significant variances:
Operating Revenues decreased $1.4 million, or 1 percent, primarily driven by a decrease in Natural gas transportation revenues due to new rates that became effective January 1, 2023 as a result of the approval of our Settlement (also see Note 3 – Rate and Regulatory Matters).
Operating Expenses decreased $9.2 million, or 13 percent, primarily due to the items below, which were also associated with the approval of our Settlement:
•a decrease in Regulatory charges resulting from tax rate changes due to the absence of the accrual for refund related to the regulatory liability associated with Tax Reform that ended in 2022 and was refunded to customers in January 2023; and
•a favorable change in Other (income) expense, net related to the amortization of our regulatory liabilities associated with deferred taxes that were established as a result of decreases in the estimated effective federal and state income tax rates.
Other (Income) and Other Expenses had a $2.1 million favorable change primarily due to an increase in interest income on our advances to Williams due to rising interest rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 1A. Risk Factors

    Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC (Registrant)

Date:	May 3, 2023	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)