Form 10-Q
period 2023-06-30
NORTHWEST PIPELINE LLC
filed 2023-08-02
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023 as may be supplemented by disclosure in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands)
Operating Revenues:
Natural gas transportation	$100,459	$104,213	$206,555	$213,920
Natural gas storage	4,563	3,223	8,038	6,407
Other	2,366	422	5,191	1,350
Total operating revenues	107,388	107,858	219,784	221,677

Operating Expenses:
Operation and maintenance	20,158	22,741	39,674	40,486
General and administrative	12,495	13,030	25,353	24,789
Depreciation and amortization	28,176	28,507	56,053	57,149
Taxes — other than income taxes	4,017	4,349	7,636	8,430
Regulatory charges resulting from tax rate changes	—	5,879	—	11,693
Other (income) expense, net	(4,437)	308	(9,009)	723
Total operating expenses	60,409	74,814	119,707	143,270

Operating Income	46,979	33,044	100,077	78,407

Other (Income) and Other Expenses:
Interest expense	6,790	7,691	14,220	15,319
Allowance for equity and borrowed funds used during construction (AFUDC)	(536)	(769)	(1,382)	(1,469)
Miscellaneous other (income) expense, net	(2,167)	(802)	(4,691)	(1,601)
Total other (income) and other expenses	4,087	6,120	8,147	12,249

Net Income	$42,892	$26,924	$91,930	$66,158

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	June 30, 2023	December 31, 2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	174,405	310,641
Trade	34,701	39,746
Affiliates	1,622	1,829
Other	492	606
Materials and supplies, at average cost	8,919	8,925
Exchange gas due from others	3,086	35,851
Regulatory assets	1,855	13,565
Prepayments and other	2,035	3,627
Total current assets	227,115	414,790

Property, plant and equipment	3,875,124	3,836,254
Less-Accumulated depreciation and amortization	1,984,851	1,941,806
Total property, plant and equipment, net	1,890,273	1,894,448

Other Assets:
Regulatory assets	26,274	15,951
Right-of-use assets	9,175	9,621
Deferred charges and other long-term assets	17,229	15,167
Total other assets	52,678	40,739

Total assets	$2,170,066	$2,349,977

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	June 30, 2023	December 31, 2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$24,773	$25,761
Affiliates	9,102	12,115
Accrued liabilities:
Exchange gas due to others	4,427	42,451
Regulatory liabilities	21,027	145,243
Taxes — other than income taxes	7,443	10,853
Interest	5,505	5,505
Customer advances	3,345	4,415
Other	7,141	4,011
Total current liabilities	82,763	250,354

Long-Term Debt	580,625	580,083

Other Long-Term Liabilities:
Regulatory liabilities	262,028	271,706
Asset retirement obligations	132,768	129,306
Lease liability	7,519	7,857
Other	1,956	2,394
Total other long-term liabilities	404,271	411,263

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	28,515	34,385
Total member’s equity	1,102,407	1,108,277

Total liabilities and member’s equity	$2,170,066	$2,349,977

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	47,623	32,745
Net income	42,892	26,924
Cash distributions to parent	(62,000)	(36,500)
Balance at end of period	28,515	23,169
Total Member’s Equity	$1,102,407	$1,097,061

	Six Months Ended June 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	34,385	35,511
Net income	91,930	66,158
Cash distributions to parent	(97,800)	(78,500)
Balance at end of period	28,515	23,169
Total Member’s Equity	$1,102,407	$1,097,061

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Thousands)
OPERATING ACTIVITIES:
Net income	$91,930	$66,158
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	56,053	57,149
Regulatory charges resulting from tax rate changes	—	11,693
Allowance for equity funds used during construction (equity AFUDC)	(1,134)	(1,138)
Changes in current assets and liabilities:
Trade and other accounts receivable	5,159	4,259
Affiliate receivables	207	17
Materials and supplies	6	(979)
Regulatory assets	(71)	(290)
Other current assets	1,175	1,225
Trade accounts payable	(1,126)	889
Affiliate payables	(3,013)	(5,069)
Regulatory liabilities	(125,505)	(1)
Other accrued liabilities	(370)	(2,955)
Other, including changes in long-term assets and liabilities	(22,050)	2,282
Net cash provided (used) by operating activities	1,261	133,240

FINANCING ACTIVITIES:
Cash distributions to parent	(97,800)	(78,500)
Net cash provided (used) by financing activities	(97,800)	(78,500)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(40,133)	(29,699)
Contributions and advances for construction costs	2,804	8,492
Disposal of property, plant and equipment, net	(2,368)	(1,760)
Advances to affiliate, net	136,236	(31,773)
Net cash provided (used) by investing activities	96,539	(54,740)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(37,377)	$(29,161)
Changes in related accounts payable and accrued liabilities	(2,756)	(538)
Capital expenditures	$(40,133)	$(29,699)

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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Thousands)
Balance at beginning of period	$13,554	$9,064	$12,490	$7,943
Revenue recognized in excess of amounts invoiced	1,076	1,134	2,140	2,255
Balance at end of period	$14,630	$10,198	$14,630	$10,198

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Thousands)
Balance at beginning of period	$2,353	$3,418	$2,643	$3,672
Recognized in revenue	(293)	(257)	(583)	(511)
Balance at end of period	$2,060	$3,161	$2,060	$3,161
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of June 30, 2023 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (six months)	$592	$199,670
2024 (one year)	1,178	382,253
2025 (one year)	290	338,676
2026 (one year)	—	322,915
2027 (one year)	—	319,144
Thereafter	—	2,204,169
Total	$2,060	$3,766,827
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates, and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other on our Balance Sheet.

Notes (Continued)	Table of Contents
Note 3 – Rate and Regulatory Matters
Rate Case Settlement
On November 15, 2022, the FERC approved our Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) in Docket No. RP22-1155. The Settlement establishes a new general system firm Rate Schedule TF-1 (Large Customer) daily reservation rate of $0.37250 per dekatherm (Dth) with a $0.00935/Dth commodity rate, effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program and satisfies our rate case filing obligation under our settlement in Docket No. RP17-346. Provisions were included in the Settlement that establish a moratorium on any Natural Gas Act of 1938, as amended (NGA) Section 4 or 5 proceedings that would seek to place new rates in effect any earlier than January 1, 2026. The Settlement also provides that we file an NGA Section 4 general rate case with rates to be effective not later than April 1, 2028, unless (a) we have entered into a pre-filing settlement or (b) a Section 5 general rate case has been filed on or before April 1, 2028.
As a result of the Settlement, in January 2023, we refunded approximately $126 million, including interest, associated with the decrease in federal tax rates due to the Tax Cuts and Jobs Act of 2017 (Tax Reform), which was recorded in Accrued liabilities - Regulatory liabilities on our Balance Sheet.
Note 4 – Contingent Liabilities and Commitments
Environmental Matters
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2023, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of June 30, 2023, four compressor stations are still being remediated. At June 30, 2023, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
We record the purchased emission allowances at cost and the associated accumulated interest to a regulatory asset. The difference between the allowances held and the allowances required based on actual emissions for the period are measured using an estimate based on our most recent cost of allowances and accrued to a current liability and to a regulatory asset. At June 30, 2023, $3.7 million was included in Accrued liabilities - Other on our Balance Sheet as the estimate difference. A total of $11.3 million was included in Other Assets - Regulatory assets on our Balance Sheet, and the interest income component of the regulatory asset is reflected in Miscellaneous other (income) expense, net on our Statement of Net Income and was $0.1 million for each of the three and six months ended June 30, 2023.
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
Note 5 – Debt and Financing Arrangements
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. In the second quarter of 2023, the maturity date of our credit agreement was extended one year and now expires October 8, 2027. One participating lender, Credit Suisse AG, New York Branch, with a commitment of approximately $194 million did not extend their commitment beyond October 8, 2026. The amended credit agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended credit agreement replaces the London Interbank Offered Rate with Term Secured Overnight Financing Rate as the benchmark interest rate index. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2023, no letters of credit have been issued and no loans were outstanding under the credit facility.
Commercial Paper
Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At June 30, 2023, Williams had no outstanding commercial paper.
Note 6 – Fair Value Measurements
Fair Value Methods
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
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $580.6 million and $560.9 million, respectively, at June 30, 2023, and $580.1 million and $560.2 million, respectively, at December 31, 2022.
Note 7 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At June 30, 2023 and December 31, 2022, our advances to Williams totaled approximately $174.4 million and $310.6 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4.9 percent at June 30, 2023. The interest income from these advances was $1.9 million and $4.3 million for the three and six months ended June 30, 2023, respectively, and $0.5 million for each of the three and six months ended June 30, 2022. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expense, net on the Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services.

Notes (Continued)	Table of Contents
Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $20.9 million and $43.0 million for the three and six months ended June 30, 2023, respectively and $21.9 million and $42.2 million for the three and six months ended June 30, 2022, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.
During July 2023, we declared and paid a cash distribution of $37 million to our parent.

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
Results of Operations
This analysis discusses financial results of our operations for the six-month periods ended June 30, 2023 and 2022. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first six months of 2023 of $91.9 million increased by $25.7 million, or 39 percent when compared to the $66.2 million recognized during the first six months of 2022 due to the following significant variances:
Operating Revenues decreased $1.9 million, or 1 percent, primarily driven by:
•a decrease in Natural gas transportation revenues due to new rates that became effective January 1, 2023 as a result of the approval of our Settlement (also see Note 3 – Rate and Regulatory Matters), which was partially offset by higher short-term firm transportation;
•an increase in Other revenues from higher park and loan services; and
•an increase in Natural gas storage revenues due to an increase in storage rates effective January 1, 2023 as a result of our Settlement and an increase in liquifaction.
Operating Expenses decreased $23.6 million, or 16 percent, primarily due to the items below, which were also associated with the approval of our Settlement:
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
Other (Income) and Other Expenses had a $4.1 million favorable change primarily due to an increase in interest income on our advances to Williams due to rising interest rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

NORTHWEST PIPELINE LLC (Registrant)

Date:	August 2, 2023	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)