Form 10-Q
period 2023-09-30
NORTHWEST PIPELINE LLC
filed 2023-11-01
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

•Changes in the current geopolitical situation, including the Russian invasion of Ukraine and the developing conflict between Israel and Hamas;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands)
Operating Revenues:
Natural gas transportation	$101,914	$105,193	$308,469	$319,113
Natural gas storage	3,662	3,294	11,700	9,701
Other	2,307	1,271	7,498	2,621
Total operating revenues	107,883	109,758	327,667	331,435

Operating Expenses:
Operation and maintenance	24,201	23,143	63,875	63,629
General and administrative	11,321	13,448	36,674	38,237
Depreciation and amortization	27,799	28,510	83,852	85,659
Taxes — other than income taxes	1,576	4,022	9,212	12,452
Regulatory charges resulting from tax rate changes	—	5,944	—	17,637
Other (income) expense, net	(3,600)	821	(12,609)	1,544
Total operating expenses	61,297	75,888	181,004	219,158

Operating Income	46,586	33,870	146,663	112,277

Other (Income) and Other Expenses:
Interest expense	6,849	7,853	21,069	23,172
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,153)	(885)	(2,535)	(2,354)
Miscellaneous other (income) expense, net	(2,239)	(1,914)	(6,930)	(3,515)
Total other (income) and other expenses	3,457	5,054	11,604	17,303

Net Income	$43,129	$28,816	$135,059	$94,974

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30, 2023	December 31, 2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	164,314	310,641
Trade	35,140	39,746
Affiliates	1,549	1,829
Other	249	606
Materials and supplies, at average cost	8,788	8,925
Exchange gas due from others	3,623	35,851
Regulatory assets	1,991	13,565
Prepayments and other	3,033	3,627
Total current assets	218,687	414,790

Property, plant and equipment	3,937,178	3,836,254
Less-Accumulated depreciation and amortization	2,005,965	1,941,806
Total property, plant and equipment, net	1,931,213	1,894,448

Other Assets:
Regulatory assets	31,175	15,951
Right-of-use assets	8,950	9,621
Deferred charges and other long-term assets	18,396	15,167
Total other assets	58,521	40,739

Total assets	$2,208,421	$2,349,977

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30, 2023	December 31, 2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$49,970	$25,761
Affiliates	9,083	12,115
Accrued liabilities:
Exchange gas due to others	5,032	42,451
Regulatory liabilities	21,819	145,243
Taxes — other than income taxes	8,976	10,853
Interest	12,019	5,505
Customer advances	2,800	4,415
Other	8,640	4,011
Total current liabilities	118,339	250,354

Long-Term Debt	580,900	580,083

Other Long-Term Liabilities:
Regulatory liabilities	257,204	271,706
Asset retirement obligations	134,534	129,306
Lease liability	7,304	7,857
Other	1,604	2,394
Total other long-term liabilities	400,646	411,263

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	34,644	34,385
Total member’s equity	1,108,536	1,108,277

Total liabilities and member’s equity	$2,208,421	$2,349,977

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	28,515	23,169
Net income	43,129	28,816
Cash distributions to parent	(37,000)	(29,500)
Balance at end of period	34,644	22,485
Total Member’s Equity	$1,108,536	$1,096,377

	Nine Months Ended September 30,
	2023	2022
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	34,385	35,511
Net income	135,059	94,974
Cash distributions to parent	(134,800)	(108,000)
Balance at end of period	34,644	22,485
Total Member’s Equity	$1,108,536	$1,096,377

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Thousands)
OPERATING ACTIVITIES:
Net income	$135,059	$94,974
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	83,852	85,659
Regulatory charges resulting from tax rate changes	—	17,637
Allowance for equity funds used during construction (equity AFUDC)	(2,085)	(1,853)
Changes in current assets and liabilities:
Trade and other accounts receivable	4,963	3,911
Affiliate receivables	280	109
Materials and supplies	137	58
Regulatory assets	(260)	(374)
Other current assets	189	(75)
Trade accounts payable	(173)	(890)
Affiliate payables	(3,032)	(2,513)
Regulatory liabilities	(125,502)	137,451
Other accrued liabilities	9,176	6,675
Other, including changes in long-term assets and liabilities:
Regulatory assets	(21,870)	(4,458)
Regulatory liabilities	(14,647)	(133,578)
Other, net	3,442	3,678
Net cash provided (used) by operating activities	69,529	206,411

FINANCING ACTIVITIES:
Cash distributions to parent	(134,800)	(108,000)
Net cash provided (used) by financing activities	(134,800)	(108,000)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(77,263)	(60,637)
Contributions and advances for construction costs	3,445	10,042
Disposal of property, plant and equipment, net	(7,238)	(4,462)
Advances to affiliate, net	146,327	(43,354)
Net cash provided (used) by investing activities	65,271	(98,411)

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(98,340)	$(73,267)
Changes in related accounts payable and accrued liabilities	21,077	12,630
Capital expenditures	$(77,263)	$(60,637)

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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Thousands)
Balance at beginning of period	$14,630	$10,198	$12,490	$7,943
Revenue recognized in excess of amounts invoiced	1,088	1,146	3,228	3,401
Balance at end of period	$15,718	$11,344	$15,718	$11,344

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Thousands)
Balance at beginning of period	$2,060	$3,161	$2,643	$3,672
Recognized in revenue	(296)	(259)	(879)	(770)
Balance at end of period	$1,764	$2,902	$1,764	$2,902
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2023 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2023 (three months)	$296	$101,092
2024 (one year)	1,178	382,253
2025 (one year)	290	339,411
2026 (one year)	—	323,891
2027 (one year)	—	320,119
Thereafter	—	2,216,067
Total	$1,764	$3,682,833
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
Note 4 – Contingent Liabilities and Commitments
Environmental Matters
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2023, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2023, four compressor stations are still being remediated. At September 30, 2023, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
We record the purchased emission allowances at cost and the associated accumulated interest to a regulatory asset. The difference between the allowances held and the allowances required based on actual emissions for the period are measured using an estimate based on our most recent cost of allowances and accrued to a current liability and to a regulatory asset. At September 30, 2023, $3.3 million was included in Accrued liabilities - Other on our Balance Sheet as the estimated difference. A total of $17.1 million was included in Other Assets - Regulatory assets on our Balance Sheet, and the interest income component of the regulatory asset is reflected in Miscellaneous other (income) expense, net on our Statement of Net Income and was $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.
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
Note 5 – Debt and Financing Arrangements
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. In the second quarter of 2023, the maturity date of our credit agreement was extended one year and now expires October 8, 2027. One participating lender, Credit Suisse AG, New York Branch, with a commitment of approximately $194 million did not extend their commitment beyond October 8, 2026. The amended credit agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended credit agreement replaces the London Interbank Offered Rate with Term Secured Overnight Financing Rate as the benchmark interest rate index. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2023, no letters of credit have been issued and no loans were outstanding under the credit facility.
Commercial Paper
Williams participates in a $3.5 billion commercial paper program, and Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2023, Williams had no outstanding commercial paper.
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
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt were $580.9 million and $557.4 million, respectively, at September 30, 2023, and $580.1 million and $560.2 million, respectively, at December 31, 2022.
Note 7 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At September 30, 2023 and December 31, 2022, our advances to Williams totaled approximately $164.3 million and $310.6 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 5.2 percent at September 30, 2023. The interest income from these advances was $2.1 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $2.3 million for the three and nine months ended September 30, 2022. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expense, net on the Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services.

Notes (Continued)	Table of Contents
Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $20.4 million and $63.4 million for the three and nine months ended September 30, 2023, respectively and $22.9 million and $65.1 million for the three and nine months ended September 30, 2022, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.
During October 2023, we declared and paid a cash distribution of $20 million to our parent.

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
Results of Operations
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2023 and 2022. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first nine months of 2023 of $135.1 million increased by $40.1 million, or 42 percent when compared to the $95.0 million recognized during the first nine months of 2022 due to the following significant variances:
Operating Revenues decreased $3.8 million, or 1 percent, primarily driven by:
•$10.6 million decrease in Natural gas transportation revenues due to new rates that became effective January 1, 2023 as a result of the approval of our Settlement (also see Note 3 – Rate and Regulatory Matters), which was partially offset by higher short-term firm transportation;
•$4.9 million increase in Other revenues from higher park and loan services; and
•$2.0 million increase in Natural gas storage revenues due to an increase in storage rates effective January 1, 2023 as a result of our Settlement.
Operating Expenses decreased $38.2 million, or 17 percent, primarily due to the items below, which were also associated with the approval of our Settlement:
•$17.6 million decrease in Regulatory charges resulting from tax rate changes due to the absence of the accrual for refund related to the regulatory liability associated with Tax Reform that ended in 2022 and was refunded to customers in January 2023; and
•$14.2 million favorable change in Other (income) expense, net primarily related to the amortization of our regulatory liabilities associated with deferred taxes that were established as a result of decreases in the estimated effective federal and state income tax rates.
Other (Income) and Other Expenses had a $5.7 million favorable change primarily due to an increase in interest income on our advances to Williams due to rising interest rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

NORTHWEST PIPELINE LLC (Registrant)

Date:	November 1, 2023	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)