Form 10-K
period 2023-12-31
NORTHWEST PIPELINE LLC
filed 2024-02-21
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Our system includes approximately 3,900 miles of mainline and lateral transmission pipeline and 42 transmission compressor stations. Our compression facilities have a combined sea level-rated capacity of approximately 476,000 horsepower. At December 31, 2023, our natural gas pipeline had a design capacity of approximately 3.8 MMdth/d.
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
We transport and store natural gas for a broad mix of customers, including public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. We offer firm and interruptible transportation and storage service. Our firm transportation and storage contracts are generally long-term contracts with various expiration dates and account for the major portion of our business. During 2023, our three largest customers were Puget Sound Energy, Inc., Cascade Natural Gas Corporation, and Northwest Natural Gas Company, which accounted for approximately 29 percent, 11 percent, and 11 percent, respectively, of our total operating revenues for the year ended December 31, 2023. No other customer accounted for more than 10 percent of our total operating revenues during that period.
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
PIPELINE PROJECTS
The pipeline project listed below is a significant future pipeline project for which we have customer commitments. In 2024, we expect to invest capital of approximately $7 million in pipeline projects.
Ryckman Creek Loop
The Ryckman Creek Loop expansion involves an expansion of our existing natural gas transmission system to provide incremental firm transportation capacity from a receipt point in Northeast Oregon (Stanfield) to multiple delivery points in Southwest Wyoming. We plan to place the project in service as early as the fourth quarter of 2025 assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 50.5 MDth/d.

RATE MATTERS
FERC regulation requires all terms and conditions of service, including the rates charged, to be filed with and accepted by the FERC before any changes can go into effect. We establish our rates primarily through the FERC’s ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariff and FERC policy. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) contract and volume throughput assumptions. The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of rate case proceedings, certain revenues may be collected subject to refund. We record estimates of rate refund liabilities considering our and third-party regulatory proceedings, advice of counsel, and other risks.
Rate Case Settlement

On November 15, 2022, the FERC approved our Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) in Docket No. RP22-1155. The Settlement established a new general system firm Rate Schedule TF-1 (Large Customer) daily reservation rate of $0.37250/Dth with a $0.00935/Dth commodity rate (which were made effective January 1, 2023), resolved other rate issues, established a Modernization and Emission Reduction Program and satisfied our rate case filing obligation under our settlement in Docket No. RP17-346. Provisions were included in the Settlement that establish a moratorium on any Natural Gas Act of 1938, as amended (NGA) Section 4 or 5 proceedings that would seek to place new rates in effect any earlier than January 1, 2026. The Settlement also provides that we file an NGA Section 4 general rate case with rates to be effective not later than April 1, 2028, unless (a) we have entered into a pre-filing settlement or (b) a Section 5 general rate case has been filed on or before April 1, 2028.
As a result of the Settlement, in January 2023, we refunded approximately $126 million, including interest, associated with the decrease in federal tax rates due to the Tax Cuts and Jobs Act of 2017 (Tax Reform), which reduced Accrued liabilities - Regulatory liabilities on our Balance Sheet.
                        REGULATION
FERC Regulation
Our interstate transmission and storage activities are subject to regulation by the FERC under the NGA, and under the Natural Gas Policy Act of 1978, as amended, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement, or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. We hold certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of pipelines, facilities, and properties for which certificates are required under the NGA. FERC Standards of Conduct govern the relationship between natural gas transmission providers and marketing function employees as defined by the rule. The Standards of Conduct are intended to prevent natural gas transmission providers from preferentially benefiting gas marketing functions by requiring the employees of a transmission provider that perform transmission functions to function independently from marketing function employees and by restricting the information that transmission providers may provide to marketing function employees. Under the Energy Policy Act of 2005, the FERC is authorized to impose civil penalties of up to approximately $1.5 million per day for each violation of its rules.
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
In August 2022, PHMSA published Rule 2, which is the last in the three part Mega Rule set of regulations. Rule 2 went into effect in May 2023 but a stay of enforcement until February 2024 limited the amount of the regulation that was implemented. Rule 2 contains new corrosion control requirements, new requirements for repair criteria outside of high consequence areas (HCAs), inspections to be performed after extreme weather events or natural disasters, management of change, and other integrity management related rule changes. Since the rule was published in 2022, we have worked to understand the regulatory changes and modify our procedures as needed. In total there have been more than 20 procedures and forms that have been modified to account for the Rule 2 changes. All procedures will be in effect when the February 2024 Stay of Enforcement expires.
In May 2023 PHMSA published the Gas Pipeline Leak Detection and Repair Notice of Proposed Rule Making (NPRM). While this regulation has not been published as final and is still subject to change, the rule could institute many new requirements including: increased survey and patrol frequencies, new timelines for repairing and mitigating leaks, strict performance standards for advanced leak detection programs, and other additional requirements focused on reducing methane emissions. We have been actively working to provide comments on the rule and are working to understand the overall impact if implemented as currently written.
Pipeline Integrity Regulations We have an enterprise-wide Gas Integrity Management Plan that meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rules require pipeline operators to develop an integrity management program for transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. Also, in response to the portion of the Mega Rule implemented in 2021, we have identified Moderate Consequence Areas and Class 3 and 4 pipeline locations required by the rule and integrated those segments into our integrity program, and have begun scheduling required assessments and reassessments as needed to meet the regulatory timelines. We estimate that the cost to be incurred in 2024 associated with this program to be approximately $23 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through our rates.
Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01C (Security Directive 1C) on May 29, 2023, which requires that owners/operators of critical pipelines (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 24 hours; (2) appoint a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. On July 26, 2023, the TSA issued Security Directive Pipeline-2021-02D (Security Directive 2D), which requires owners/operators of critical pipelines to (1) establish and implement a TSA-approved Cybersecurity Implementation Plan that describes the specific cybersecurity measures employed and the schedule for achieving the cybersecurity outcomes described in Security Directive 2D; (2) develop and maintain a Cybersecurity Incident Response Plan to reduce the risk of operational disruption or other significant impacts from a cybersecurity incident; and (3) establish a Cybersecurity Assessment Program and submit an annual plan describing how the effectiveness of cybersecurity measures will be assessed. We have established and received TSA approval for our Cybersecurity Implementation Plan and are compliant with the remaining requirements established in Security Directives 1C and 2D. New regulations or security directives issued by TSA may impose additional requirements applicable to our cybersecurity program, which could cause us to incur increased capital and operating costs and operational delays. See “Risk Factors – A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.”
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
•The impact of existing and future laws and regulations, the regulatory environment, environmental matters, and litigation, as well as our ability and the ability of other energy companies, with whom we conduct or seek to conduct business, to obtain necessary permits and approvals, and our ability to achieve favorable rate proceeding outcomes;
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
•The risks resulting from outbreaks or other public health crises;
•Changes in the current geopolitical situation, including the Russian invasion of Ukraine and conflicts in the Middle East including between Israel and Hamas and conflicts involving Iran and its proxy forces;
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
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted, or otherwise enforced in a manner that differs from prior regulatory action. New laws and regulations might also be adopted or become applicable to us, our customers, or our business activities. The current U.S. governmental administration and its policies, which often oppose the development or expansion of fossil fuel energy, have increased the likelihood of such legal and regulatory developments. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas that we transport could decline, our compliance costs could increase, and our results of operations could be adversely affected.
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
We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We adopted certain practices as highlighted in Williams’ 2022 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed.
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
We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2023, our largest customer was Puget Sound Energy, Inc., which accounted for approximately 29 percent of our operating revenues. The loss of all, or even a portion of, the revenues from contracted volumes supplied by our key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2023 was $581.2 million.
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
Our business may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. Geopolitical tensions and conflicts including those in the Middle East between Israel and Hamas and Iran or its proxy forces, as well as the ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to these conflicts have had, and may continue to have, adverse impacts on global financial markets. We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each subject to a $500 million borrowing sublimit. As of December 31, 2023, we had a borrowing capacity of $500 million under such credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
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
Given the volatile nature of the commodities we transport and store, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. Uncertainty surrounding the Russian invasion of Ukraine, conflicts in the Middle East including between Israel and Hamas and conflicts involving Iran and its proxy forces, or other sustained military campaigns, may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to transport natural gas. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.

We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. In addition to the oversight of our business provided by our Management Committee, the Williams’ Board of Directors has oversight responsibility with regard to enterprise-wide assessment of the major risks inherent in its businesses, including cybersecurity risks. Accordingly, the Williams’ Board of Directors reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities, and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions, including those arising from theft, vandalism, fraud, or unethical conduct, which may increase as a result of the Russian invasion of Ukraine or other geopolitical tensions and conflicts, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
We recognize the increasing volume and sophistication of cyber threats and take our responsibility to protect the information and systems under our purview seriously. Our cybersecurity processes aim to provide a comprehensive approach to assess, identify, and manage material risks arising from these cybersecurity threats.
Comprehensive Cybersecurity Program: We have implemented a comprehensive cybersecurity risk management program (Cybersecurity Program) that is aligned with the National Institute for Standards and Technology Cybersecurity Framework. Our Cybersecurity Program provides a risk-based approach to cybersecurity, and security controls are tailored so that cost-effective controls can be applied commensurate with the risk and sensitivity of specific information systems, control systems and enterprise data. Our Cybersecurity Program incorporates best practices and industry standards from multiple sources and is designed to comply with applicable regulations. The Cybersecurity Program includes, but is not limited to, the following elements: risk assessment, policies and procedures, training and awareness, auditing, compliance monitoring and testing, and incident response.
Integration with Overall Risk Management: Our cybersecurity processes have been integrated into our overall risk management system and processes. We consider cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. Our cybersecurity risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
Engagement of Third Parties: We often engage with specialized third-party assessors, consultants, auditors, and other experts to review, validate, and enhance our cybersecurity practices. Their independent assessments provide an external perspective on our cybersecurity posture, allowing us to leverage best practices from the industry and ensure our defenses remain robust. All third parties engaged for such processes are subjected to rigorous scrutiny to ensure they meet our security standards, and the engagements are documented and reviewed periodically.
Oversight of Third-party Service Providers: We acknowledge the potential risks associated with our use of third-party service providers. Therefore, we have established processes to oversee and identify material cybersecurity risks that may be associated with third-party service providers with whom we engage. This includes conducting thorough, risk-based due diligence before onboarding, performing security assessments, and confirming adherence to our cybersecurity requirements. We also maintain active communication channels with these providers to stay informed about any potential security incidents or concerns.
Disclosure of Risks: We describe how risks from cybersecurity threats, could materially affect us, including our business strategy, results of operations, or financial condition, as part of our risk factor disclosures at Part I, Item 1A of this Annual Report on Form 10-K.
We are committed to continually enhancing our cybersecurity processes and practices to address the dynamic nature of the threats we face and to ensure the security and integrity of our systems and data.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for Williams’ Board of Directors and management. Each member of our organization, from facility operators to board members, has a responsibility to safeguard our cybersecurity. Williams’ Chief Information Security Officer (CISO) is responsible for our cybersecurity strategy and execution, while the Board and Williams’ Audit Committee are responsible for oversight of our cybersecurity risk.
The Cybersecurity Executive Advisory Board (Executive Advisory Board) is led by the CISO, with Williams’ Chief Information Officer (CIO), Chief Financial Officer, Chief Human Resources Officer, General Counsel, and Chief Operations Officer as standing members. The Executive Advisory Board’s purpose is to ensure enterprise alignment with the Cybersecurity Program and provide executive oversight of the Cybersecurity Program.
The Williams’ Board of Directors oversees cybersecurity-related policy and strategy. As part of this oversight, the CISO provides a cybersecurity dashboard that is reviewed by the Board at every regularly scheduled Board meeting, which includes key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance toward TSA compliance. Additionally, the CIO and/or CISO presents to the Board bi-annually regarding our cybersecurity risks and strategies, including as part of our annual long-term strategy session. The Audit Committee, comprised of independent directors, reviews the implementation and effectiveness of cybersecurity risk management protocols and reviews the effectiveness of cybersecurity as part of the Company’s accounting and internal control policies. As part of this oversight, the CIO presents to the Audit Committee bi-annually, as well as periodically in conjunction with any internal audits related to cybersecurity. Additionally, we have protocols by which cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, are reported to the Board, as well as ongoing updates regarding any such incident until it has been addressed.
The CIO has been in his role at Williams for over 10 years and has over 30 years of combined Information Technology experience with a broad scope of responsibility. He has provided senior leadership support of the cybersecurity and risk management programs since 2013. Our CIO holds a bachelor’s degree in management information systems (MIS) from the University of Oklahoma and a Master of Business Administration in MIS from the University of Dallas.
The CISO has been at Williams for over 25 years. During that time, he has held a variety of IT positions at multiple levels in the organization ranging from network engineering to application development, project management as well as several IT Manager and Director roles. He has had oversight of our cybersecurity and risk management programs since 2017. Active in government and private sector partnerships, he is currently serving as the outgoing Chair of the Oil & Natural Gas Subsector Coordinating Council and recently acted as the Chair of the Interstate Natural Gas Association of America security committee.

Our CISO holds degrees in Business Administration and MIS from the University of Oklahoma and is certified in Leadership from Harvard Business School’s executive education. In 2018, he obtained his Chief Information Security Officer certification from Carnegie Mellon University.

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
Other
The additional information called for by this item is provided in Part II, Item 8. Financial Statements and Supplementary Data – Note 5 – Contingent Liabilities and Commitments of Notes to Financial Statements.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are indirectly owned by Williams.
Cash distributions totaling $154.8 million and $137.9 million were declared and paid by us to our parent during the years ended December 31, 2023 and 2022, respectively. In January 2024, we declared and paid cash distributions to our parent of $33.0 million.

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
Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, levelized cost of service, negative salvage, asset retirement obligations (ARO), employee-related benefits, environmental costs, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Balance Sheet and included in the Statement of Net Income for the period in which the discontinuance of regulatory accounting treatment occurs, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles. The aggregate amount of regulatory assets reflected on the Balance Sheet is $37.9 million at December 31, 2023. The aggregate amount of regulatory liabilities reflected on the Balance Sheet is $273.6 million at December 31, 2023. A summary of regulatory assets and liabilities is included in Note 11 – Regulatory Assets and Liabilities of Notes to Financial Statements.
Results of Operations
This analysis discusses financial results of our operations for the years 2023 and 2022. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.

Net Income for the year ended December 31, 2023 of $179.7 million increased $42.9 million, or 31 percent, when compared to the $136.8 million of net income for the year ended December 31, 2022 due to the following significant variances:
Operating Revenues decreased $7.5 million, or 2 percent, primarily driven by:
•$14.9 million decrease in Natural gas transportation revenues due to new rates that became effective January 1, 2023 as a result of the approval of our Settlement (also see Note 4 – Rate and Regulatory Matters), which was partially offset by higher short-term firm transportation;
•$5.2 million increase in Other revenues from higher park and loan services; and
•$2.2 million increase in Natural gas storage revenues due to an increase in storage rates effective January 1, 2023 as a result of our Settlement.
Operating Expenses decreased $43.0 million, or 15 percent, primarily due to:
•$19.6 million favorable change in Regulatory charges resulting from tax rate changes due to the absence of the accrual for refund related to the regulatory liability associated with Tax Reform that ended in 2022 and was refunded to customers in January 2023 (see Note 11 – Regulatory Assets and Liabilities); and
•$18.2 million favorable change in Other (income) expense, net primarily related to the amortization of our regulatory liabilities associated with deferred taxes that were established as a result of decreases in the estimated effective federal and state income tax rates.
Other (Income) and Other Expenses had a $7.5 million favorable change primarily due to an increase in interest income on our advances to Williams due to rising interest rates and the absence of interest expense on the regulatory liability associated with the decrease in federal tax rates due to Tax Reform that was refunded to customers in January 2023 as a result of the Settlement (also see Note 4 – Rate and Regulatory Matters).
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
We, along with Williams and Transco, are co-borrowers under a $3.75 billion unsecured credit facility. Total letter of credit capacity available to Williams under the credit facility is $500 million. We may borrow up to $500 million under the credit facility to the extent not otherwise utilized by Williams and Transco. See Note 6 – Debt and Financing Arrangements of Notes to Financial Statements for further discussion of the credit facility.
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At December 31, 2023, our advances to Williams totaled approximately $157.8 million. These advances are represented by demand notes. See Note 9 – Transactions with Major Customers and Affiliates of Notes to Financial Statements for further discussion.
Capital Expenditures
We categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those expenditures required to maintain the existing operating capacity and service capability of our assets, including replacement of system components and equipment that are worn, obsolete, completing their useful life, or necessary to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of existing assets, extend useful lives, increase transmission or storage capacities from existing levels, reduce costs, or enhance revenues. We anticipate 2024 capital expenditures will be approximately $7 million for expansion projects and $232 million for maintenance projects. In 2024, we expect to fund our capital expenditures with cash from operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At December 31, 2023, our debt portfolio included only fixed rate debt, which mitigates the impact of fluctuations in interest rates. The following table provides information about our long-term debt (in thousands of dollars):

December 31, 2023
Fixed rates on long-term debt:
7.125% Debentures due 2025	$85,000
4.0% Notes due 2027	500,000
585,000
Unamortized debt issuance costs	(1,954)
Unamortized debt discount	(1,868)
Total long-term debt, including current portion	$581,178
Our total long-term debt at December 31, 2023 had a carrying value of $581.2 million and a fair market value of $581.1 million. As of December 31, 2023, the weighted-average interest rate on our long-term debt was 4.45 percent.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Management Committee and Member of Northwest Pipeline LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Northwest Pipeline LLC (the Company) as of December 31, 2023 and 2022, the related statements of net income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company evaluated information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory orders, of various regulatory assets. In addition, we tested calculations of material regulatory assets and liabilities, including that amortization for certain regulatory assets and liabilities corresponded to relevant regulatory filings and/or orders.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986.
Houston, Texas
February 21, 2024

Northwest Pipeline LLC
Statement of Net Income

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
Operating Revenues:
Natural gas transportation	$414,647	$429,526	$428,136
Natural gas storage	15,298	13,104	12,883
Other	9,913	4,705	2,539
Total operating revenues	439,858	447,335	443,558

Operating Expenses:
Operation and maintenance	88,005	84,260	76,016
General and administrative	50,524	51,682	49,204
Depreciation and amortization	111,434	114,384	113,180
Taxes, other than income taxes	12,297	17,039	16,836
Regulatory charges resulting from tax rate changes	—	19,621	23,580
Other (income) expense, net	(16,519)	1,712	1,449
Total operating expenses	245,741	288,698	280,265

Operating Income	194,117	158,637	163,293

Other (Income) and Other Expenses:
Interest expense	27,863	30,987	29,986
Allowance for equity and borrowed funds used during construction (AFUDC)	(3,846)	(2,950)	(1,606)
Miscellaneous other (income) expense, net	(9,619)	(6,174)	(595)
Total other (income) and other expenses	14,398	21,863	27,785

Net Income	$179,719	$136,774	$135,508

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet

	December 31,
	2023	2022
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	157,776	310,641
Trade	39,080	39,746
Affiliates	1,375	1,829
Other	1,485	606
Materials and supplies, at average cost	7,759	8,925
Exchange gas receivables	3,165	35,851
Regulatory assets	2,054	13,565
Other	1,801	3,627
Total current assets	214,495	414,790

Property, plant and equipment	3,974,900	3,836,254
Less-Accumulated depreciation and amortization	2,026,007	1,941,806
Total property, plant and equipment, net	1,948,893	1,894,448

Other Long-Term Assets:
Regulatory assets	35,796	15,951
Right-of-use assets	8,725	9,621
Deferred charges and other	19,450	15,167
Total other assets	63,971	40,739

Total assets	$2,227,359	$2,349,977

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet

	December 31,
	2023	2022
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$47,822	$25,761
Affiliates	12,780	12,115
Accrued liabilities:
Exchange gas payables	5,553	42,451
Regulatory liabilities	21,374	145,243
Taxes, other than income taxes	7,388	10,853
Interest	5,505	5,505
Customer advances	5,016	4,415
Other	10,588	4,011
Total current liabilities	116,026	250,354

Long-Term Debt	581,178	580,083

Other Long-Term Liabilities:
Regulatory liabilities	252,272	271,706
Asset retirement obligations	136,263	129,306
Lease liability	7,193	7,857
Other	1,231	2,394
Total other long-term liabilities	396,959	411,263

Contingent Liabilities and Commitments (Note 5)

Member's Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	59,304	34,385
Total member’s equity	1,133,196	1,108,277

Total liabilities and member’s equity	$2,227,359	$2,349,977

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
Member's Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	34,385	35,511	66,503
Net income	179,719	136,774	135,508
Cash distributions to parent	(154,800)	(137,900)	(166,500)
Balance at end of period	59,304	34,385	35,511

Total Member’s Equity	$1,133,196	$1,108,277	$1,109,403

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
OPERATING ACTIVITIES:
Net income	$179,719	$136,774	$135,508
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	111,434	114,384	113,180
Regulatory charges resulting from tax rate changes	—	19,621	23,580
Allowance for equity funds used during construction (equity AFUDC)	(3,155)	(2,335)	(1,360)
Changes in current assets and liabilities:
Trade and other accounts receivable	(213)	(515)	(1,632)
Affiliate receivables	454	(1,457)	(321)
Materials and supplies	1,166	(16)	898
Regulatory assets	(340)	(445)	111
Other current assets	1,432	(345)	(221)
Trade accounts payable	4,295	(1,230)	(3,571)
Affiliate payables	665	(1,025)	9,030
Regulatory liabilities	(125,502)	145,242	2
Other accrued liabilities	3,021	1,361	(877)
Other, including changes in long-term assets and liabilities:
Regulatory assets	(28,813)	—	—
Regulatory liabilities	(19,530)	(140,190)	4,374
Other, net	4,615	(1,182)	(5,739)
Net cash provided (used) by operating activities	129,248	268,642	272,962

FINANCING ACTIVITIES:
Cash distributions to parent	(154,800)	(137,900)	(166,500)
Net cash provided (used) by financing activities	(154,800)	(137,900)	(166,500)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(124,932)	(106,729)	(78,787)
Contributions and advances for construction costs	6,066	10,555	10,268
Disposal of property, plant and equipment, net	(8,447)	(5,369)	(4,370)
Advances to affiliate, net	152,865	(29,199)	(33,573)
Net cash provided (used) in investing activities	25,552	(130,742)	(106,462)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(139,620)	$(109,359)	$(88,791)
Changes in related accounts payable and accrued liabilities	14,688	2,630	10,004
Capital expenditures	$(124,932)	$(106,729)	$(78,787)

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
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Significant estimates and assumptions include:
•Litigation-related contingencies;
•Environmental remediation obligations;
•Impairment assessments of long-lived assets;
•Depreciation;
•Asset retirement obligations; and
•Measurement of regulatory assets and liabilities.
These estimates are discussed further throughout these notes.
Regulatory Accounting
We are regulated by the Federal Energy Regulatory Commission (FERC). Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (Topic 980), provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management's expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for businesses that are regulated and apply the provisions of Topic 980 can differ from the accounting requirements for non-regulated businesses. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, levelized cost of service, negative salvage, asset retirement obligations (ARO), employee-related benefits, environmental costs, and other costs and taxes included in, or expected to be included in, future rates. As a rate-regulated entity, our management has determined that it is appropriate to apply the accounting prescribed by Topic 980, and, accordingly, the

Northwest Pipeline LLC
Notes to Financial Statements

accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements.
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
Operating Revenues
We are subject to regulation by certain state and federal authorities, including the FERC, with revenue derived from both firm and interruptible transportation and storage contracts. Firm transportation and storage agreements provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas delivered/stored, each at rates specified in our FERC tariffs or as negotiated with our customers, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended for periods primarily up to one year in length an indefinite number of times following the specified contract term and until terminated generally by either us or the customer, but in certain cases unilaterally by the customer, with advance notice of termination ranging from one to five years. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one-month periods or less. Our performance obligations include the following:
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
We recognize revenues for reservation charges over the performance obligation period, which is the contract term, regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges from both firm and interruptible transportation services and storage services are recognized when natural gas is delivered at the agreed upon point or when natural gas is injected or withdrawn from the storage facility because they specifically relate to our efforts to provide these distinct services. Generally, reservation charges and commodity charges are recognized as revenue in the same period they are invoiced to our customers. As a result of the ratemaking process, certain amounts collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We use judgment to record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks. At December 31, 2023 and 2022, we had no such rate refund liabilities.
In the course of providing transportation services to customers, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers or consumed in fuel to operate our system. The resulting

Northwest Pipeline LLC
Notes to Financial Statements

customer imbalances are typically settled through the receipt or delivery of gas in the future based on the timelines outlined in Northwest’s tariff, whereas the over/under recovery of fuel is cleared up through Northwest’s semi-annual fuel tracker. Customer imbalances to be repaid or recovered in-kind are recorded as Exchange gas receivables or Exchange gas payables in our Balance Sheet. The under recovery of fuel is recorded as a Regulatory Asset and the over recovery is recorded as a Regulatory Liability. These imbalances are valued at published spot rates.
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

Northwest Pipeline LLC
Notes to Financial Statements

Greenhouse Gas Emission Allowances
In accordance with the Climate Commitment Act of the state of Washington, which established a market-based cap-and-invest program, we are required to obtain emission allowances for the carbon emissions from nine of our thirteen compressor stations within the state of Washington whose annual carbon emissions exceed 25,000 metric tons of carbon dioxide equivalent. We record the purchased emission allowances at cost and the associated accumulated interest to a regulatory asset. The difference between the allowances held and the allowances required based on actual emissions for the period are measured using an estimate based on our most recent cost of allowances and accrued to a current liability and to a regulatory asset. Our Settlement allows us to recover the costs of purchasing allowances under the program in our next rate case.
Property, Plant, and Equipment
Property, plant and equipment, consisting principally of natural gas transmission facilities, is recorded at cost. The FERC identifies installation, construction and replacement costs that are to be capitalized and included in our asset base for recovery in rates. Routine maintenance, repairs, and renewal costs are charged to income as incurred. Gains or losses from the ordinary sale or retirement of property, plant and equipment are charged or credited to accumulated depreciation; certain other gains or losses are recorded in operating income.
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
The following table presents Total property, plant and equipment, net as presented on the Balance Sheet:

	Depreciation Rate	December 31,
		2023	2022
		(Thousands)
Transmission facilities	2.70% - 10.20%	$3,569,545	$3,490,141
Storage facilities	1.60% - 2.76%	155,433	142,326
Construction in progress	Not applicable	84,945	44,702
Other	0% - 33.33%	164,977	159,085
Property, plant and equipment		3,974,900	3,836,254
Less-Accumulated depreciation and amortization		2,026,007	1,941,806
Total property, plant and equipment, net		$1,948,893	$1,894,448

We record a liability and increase the basis in the underlying asset for the present value of each expected future ARO at the time the liability is initially incurred, typically when the asset is acquired or constructed. Measurement of ARO includes, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The gross regulatory asset balances associated with ARO as of December 31, 2023 and 2022 were $116.2 million and $109.0 million, respectively. The regulatory asset is expected to be fully recovered through the negative salvage component of depreciation included in our rates; as such, that amount of the negative salvage component of accumulated depreciation has been reclassified and netted against the amount of the ARO regulatory asset to result in a regulatory liability of $30.7 million and $30.6 million at December 31, 2023 and 2022, respectively.
Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of borrowed and equity funds applicable to utility plant in process of construction and is included as a cost of property, plant and equipment because it

Northwest Pipeline LLC
Notes to Financial Statements

constitutes an actual cost of construction under established regulatory practices. The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. The allowance for borrowed funds used during construction was $0.7 million for 2023, $0.7 million for 2022, and $0.2 million for 2021. The allowance for equity funds was $3.1 million, $2.3 million, and $1.4 million for 2023, 2022, and 2021, respectively.
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
Accounts Receivable
Accounts receivable are carried on a gross basis less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of our customers, and the age of past due accounts. The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring, if applicable. Financial assets are evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as one pool. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity.
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2023 and 2022.
Materials and Supplies Inventory
All materials and supplies inventory is stated at average cost. We perform an annual review of materials and supplies inventories, including a quarterly analysis of parts that may no longer be useful due to planned replacements of compressor engines and other components on our system. Based on this assessment, we record a reserve for the value of the inventory which can no longer be used for maintenance and repairs on our pipeline. The reserve for inventory was $1.0 million at December 31, 2023, and there was a minimal reserve at December 31, 2022.
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

Northwest Pipeline LLC
Notes to Financial Statements

Cash Flows from Operating Activities
We use the indirect method to report cash flows from operating activities, which requires adjustments to net income to reconcile to net cash flows provided by operating activities.
Interest Payments
Cash payments for interest, net of interest capitalized, were $26.1 million in 2023, 2022 and 2021.
Note 2 – Revenue Recognition
Revenue by Category
Our revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, and Other, which are separately presented on the Statement of Net Income.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Year Ended December 31,
	2023	2022
	(Thousands)
Balance at beginning of period	$12,490	$7,943
Revenue recognized in excess of amounts invoiced	4,316	4,547
Balance at end of period	$16,806	$12,490
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2023	2022
	(Thousands)
Balance at beginning of period	$2,643	$3,672
Recognized in revenue	(1,175)	(1,029)
Balance at end of period	$1,468	$2,643
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of December 31, 2023, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2023.

Northwest Pipeline LLC
Notes to Financial Statements

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2024 (one year)	$1,178	$386,252
2025 (one year)	290	369,844
2026 (one year)	—	354,605
2027 (one year)	—	351,285
2028 (one year)	—	345,753
Thereafter	—	2,228,679
Total	$1,468	$4,036,418
Accounts Receivable
Receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates and receivables that are not related to contracts with customers are included within the balance of Receivables - Advances to affiliate and Receivables - Other in our Balance Sheet.
Note 3 – Leases
We are a lessee through non-cancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
Lease Cost:
Operating lease cost	$1,205	$1,226	$1,334
Variable lease cost	588	578	681
Total lease cost	$1,793	$1,804	$2,015

Cash paid for operating lease liabilities	$954	$950	$2,395

		December 31,
		2023	2022
		(Thousands)
Other Information:
Right-of-use assets		$8,725	$9,621
Operating lease liabilities:
Current (included in Accrued liabilities - Other on our Balance Sheet)		$701	$681
Lease liability		$7,193	$7,857
Weighted-average remaining lease term - operating leases (years)		15	16
Weighted-average discount rate - operating leases		4.18%	4.12%

Northwest Pipeline LLC
Notes to Financial Statements

As of December 31, 2023, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2024	$954
2025	971
2026	973
2027	987
2028	961
Thereafter	6,651
Total future lease payments	11,497
Less amount representing interest	3,603
Total obligations under operating leases	$7,894

Note 4 – Rate and Regulatory Matters
Rate Case Settlement
On November 15, 2022, the FERC approved our Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) in Docket No. RP22-1155. The Settlement establishes a new general system firm Rate Schedule TF-1 (Large Customer) daily reservation rate of $0.37250/Dth with a $0.00935/Dth commodity rate (which were made effective January 1, 2023), resolved other rate issues, established a Modernization and Emission Reduction Program and satisfies our rate case filing obligation under our settlement in Docket No. RP17-346. Provisions were included in the Settlement that establish a moratorium on any Natural Gas Act of 1938, as amended (NGA) Section 4 or 5 proceedings that would seek to place new rates in effect any earlier than January 1, 2026. The Settlement also provides that we file an NGA Section 4 general rate case with rates to be effective not later than April 1, 2028, unless (a) we have entered into a pre-filing settlement or (b) a Section 5 general rate case has been filed on or before April 1, 2028.
As a result of the Settlement, in January 2023, we refunded approximately $126 million, including interest, associated with the decrease in federal tax rates due to Tax Reform, which reduced Accrued liabilities - Regulatory liabilities on our Balance Sheet.
Note 5 – Contingent Liabilities and Commitments
Environmental Matters
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2023, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of December 31, 2023, four compressor stations are still being remediated. At December 31, 2023, we had accrued liabilities totaling approximately $1.0 million, $0.2 million of which is recorded in Accrued liabilities - Other and $0.8 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2022, we had accrued liabilities totaling approximately $1.0 million, $0.1 million of which is recorded in Accrued liabilities - Other and $0.9 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
The EPA and various state regulatory agencies routinely propose and promulgate new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and

Northwest Pipeline LLC
Notes to Financial Statements

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
As of December 31, 2023 a total of $22.3 million was included in Other Assets - Regulatory assets on our Balance Sheet and was comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At December 31, 2023, $3.7 million was included in Accrued liabilities - Other on our Balance Sheet as the estimated difference. The interest income is reflected in Miscellaneous other (income) expense, net on our Statement of Net Income and was $0.6 million for the year ended December 31, 2023.
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

Northwest Pipeline LLC
Notes to Financial Statements

Note 6 – Debt and Financing Arrangements
Long-Term Debt

	December 31,
	2023	2022
	(Thousands)
7.125% Debentures due 2025	$85,000	$85,000
4.0% Notes due 2027	500,000	500,000
Unamortized debt issuance costs	(1,954)	(2,517)
Unamortized debt discount	(1,868)	(2,400)
Total long-term debt	$581,178	$580,083

The following table reflects future maturities of long-term (at face value) debt for the next five years (in thousands):

2025	$85,000
2027	$500,000
No property is pledged as collateral under any of our long-term debt.
Credit Facility
In October 2021, we along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. In the second quarter of 2023, the maturity date of our Credit Agreement was extended one year and now expires October 8, 2027. The amended Credit Agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended Credit Agreement replaces the London Interbank Offered Rate with the Term Secured Overnight Financing Rate as the benchmark interest rate index. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At December 31, 2023, no letters of credit have been issued and no loans to Williams were outstanding under the credit facility.
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
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternative base rate as defined in the Credit Agreement plus an applicable margin or a periodic fixed rate equal to the Term Secured Overnight Financing Rate plus an applicable margin. Williams is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings.

Northwest Pipeline LLC
Notes to Financial Statements

The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Credit Agreement, must be no greater than 65 percent for each of Transco and Northwest.
Commercial Paper Program
Williams has a $3.5 billion commercial paper program. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At December 31, 2023, Williams had $725 million of commercial paper outstanding, which was paid down in January 2024.
Restrictive Debt Covenants
At December 31, 2023, none of our debt instruments restrict the amount of distributions to our parent, provided, however, that under the credit facility described above, we are restricted from making distributions to our parent during an event of default if we have directly incurred indebtedness under the credit facility. Our debt agreements contain restrictions on our ability to incur secured debt beyond certain levels. At December 31, 2023, we were in compliance with the covenants contained in our credit agreements and indentures.
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
Pension and Other Postretirement Benefit Plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan, and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees hired prior to January 1, 2019. We received pension credits from Williams of $0.2 million in 2023, and pension charges of $0.7 million in 2022 and $0.8 million in 2021.
Williams provides subsidized retiree medical benefits to a closed group of participants as well as retiree life insurance to eligible participants. During 2023, 2022, and 2021, we received credits from Williams related to retiree medical and life insurance benefits of $0.2 million, $1.2 million and $1.6 million, respectively. These credits were recorded as regulatory liabilities.
We have been allowed by rate case settlements to collect or refund in future rates any differences between the actuarially determined costs and amounts currently being recovered in rates related to other postretirement benefits. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. The amounts of other postretirement benefits costs deferred as regulatory liabilities at December 31, 2023 and 2022 are $42.4 million and $42.2 million, respectively.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged us compensation expense of $3.0 million in 2023, $2.8 million in 2022 and $2.7 million in 2021 for Williams’ company contributions to this plan.
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

Northwest Pipeline LLC
Notes to Financial Statements

Williams currently bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the awards. We are also billed for our proportionate share of Williams’ and other affiliates’ stock-based compensation expense through various allocation processes.
Total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $1.5 million, $1.3 million and $1.2 million, respectively, excluding amounts allocated from Williams.
Note 8 – Fair Value Measurements
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
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $581.2 million and $581.1 million, respectively, at December 31, 2023, and $580.1 million and $560.2 million, respectively, at December 31, 2022.
Note 9 – Transactions with Major Customers and Affiliates
Major Customers
During the periods presented, more than 10 percent of our operating revenues were generated from each of the following customers:

	Year Ended December 31,
	2023	2022	2021
	(Thousands)
Puget Sound Energy, Inc.	$126,206	$130,705	$131,462
Cascade Natural Gas Corporation	47,046	48,664	49,078
Northwest Natural Gas Company	46,637	48,921	48,901
Our major customers are located in the Pacific Northwest. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are regularly evaluated and historical collection losses have been minimal.
Affiliates
We are a participant in Williams’ cash management program. At December 31, 2023 and 2022, our advances to Williams totaled approximately $157.8 million and $310.6 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 5.2 percent at December 31, 2023. The interest income from these advances was $8.3 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively. The interest income from these advances was minimal for the year ended December 31, 2021. Such interest income is included in Other (Income) and Other Expenses - Miscellaneous other (income) expense, net on the Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by

Northwest Pipeline LLC
Notes to Financial Statements

Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $86.0 million, $87.7 million, and $85.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.
During January 2024, we declared and paid a cash distribution of $33.0 million to our parent.
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

	Year Ended December 31,
	2023	2022
	(Thousands)
Beginning balance	$129,306	$122,650
Accretion	7,017	6,656
Changes in estimates of existing obligations (1)	(60)	—
Ending balance	$136,263	$129,306
______________________
(1)    Changes in estimates of existing obligations are primarily due to the annual review process, which considers various factors including inflation rate, current estimates for removal costs, discount rates, and the estimated remaining life of assets.

Northwest Pipeline LLC
Notes to Financial Statements

Note 11 – Regulatory Assets and Liabilities
The regulatory assets and regulatory liabilities resulting from our application of the provisions of Topic 980 included on the accompanying Balance Sheet are as follows:

	December 31,
	2023	2022
	(Thousands)
Current regulatory assets:
Fuel recovery	$19	$11,871
Levelized depreciation	2,035	1,694
Total current regulatory assets	2,054	13,565
Long-term regulatory assets:
Levelized depreciation	9,519	11,601
Grossed-up deferred taxes on equity funds used during construction	3,969	4,350
Washington State Carbon and Greenhouse Gas Tax	22,308	—
Total long-term regulatory assets	35,796	15,951
Total regulatory assets	$37,850	$29,516

Current regulatory liabilities:
Customer tax refund	$—	$125,506
Deferred federal taxes - liability	18,643	18,643
Deferred state taxes - liability	1,094	1,094
Fuel recovery	1,637	—
Total current regulatory liabilities	21,374	145,243
Long-term regulatory liabilities:
Deferred federal taxes - liability	169,240	187,883
Postretirement benefits	42,415	42,207
Asset retirement obligations, net	30,685	30,590
Deferred state taxes - liability	9,932	11,026
Total long-term regulatory liabilities	252,272	271,706
Total regulatory liabilities	$273,646	$416,949
The significant regulatory assets and liabilities include:
Fuel Recovery: This amount represents the value of the cumulative volumetric difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base but assets and liabilities are expected to be recovered or refunded, respectively, by changing the fuel reimbursement rate in subsequent annual fuel filings.
Levelized Depreciation: Levelized depreciation allows contract revenue streams to remain constant over the primary contract terms by recognizing lower than book depreciation in the early years and higher than book depreciation in later years. The depreciation component of the levelized incremental rates will equal the accumulated book depreciation by the end of the primary contract terms. The difference between levelized depreciation and straight-line book depreciation is recorded as a FERC approved regulatory asset or liability and is eliminated over the levelization period.
Grossed-Up Deferred Taxes on Equity Funds Used During Construction: The regulatory asset balance was established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. All amounts were generated during the period that we were a taxable entity. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived assets to which they relate.

Northwest Pipeline LLC
Notes to Financial Statements

Customer Tax Refund: In our 2017 Settlement, which became effective January 1, 2018, we agreed with our customers that if federal income tax rates decreased due to subsequent legislation, such as the Tax Cuts and Jobs Act of 2017 (Tax Reform), we would record a regulatory liability. As a result of Tax Reform and as stipulated in the Docket No. RP22-1155 rate case settlement, the accrued regulatory liability, including interest, was paid to customers in January 2023.
Deferred Federal Taxes - Liability: This regulatory liability balance was established as a result of a decrease to rate base deferred taxes due to a decrease to the effective federal income tax rate. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP22-1155 rate case settlement.
Postretirement Benefits: We seek to recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined cost and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. These amounts are not included in the rate base, and we are not currently recovering postretirement benefit costs in our rates (see Note 7 – Benefit Plans).
ARO, net: This regulatory liability balance reflects the amount that we have recovered in our rates related to our future retirement costs offset by depreciation of the ARO asset and changes in the ARO liability due to the passage of time. AROs are expected to be fully recovered through the net negative salvage component of depreciation included in our rates (see Note 10 – Asset Retirement Obligations).
Deferred State Taxes - Liability: This regulatory liability balance, following the August 10, 2018 merger of Williams with Williams Partners L.P., reflects a decrease to rate base deferred taxes due to a decrease to the estimated effective state income tax rates. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP22-1155 rate case settlement.
Washington State Carbon and Greenhouse Tax: This amount represents the cost of emission allowances and the associated accumulated interest as a result of the passage of the state of Washington Climate Commitment Act that took effect January 1, 2023. Our Settlement allows us to recover the costs of purchasing allowances under the program in our next rate case.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Senior Vice President and our Vice President and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
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
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years in each of the following categories are (in millions):

	Year Ended December 31,
	2023	2022
Audit fees	$0.6	$0.6
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$0.6	$0.6
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

Page Reference to 2023 Form 10-K

(a) 1. and 2. Northwest Pipeline LLC financial statements and schedules

Index

Covered by reports of independent auditors:

Statement of Net Income for the Years Ended December 31, 2023, 2022, and 2021	27

Balance Sheet at December 31, 2023 and 2022	28

Statement of Changes in Member’s Equity for the Years Ended December 31, 2023, 2022, and 2021	30

Statement of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021	31

Notes to Financial Statements	32
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

Date: February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Chad A. Teply	Management Committee Member and Senior Vice President (Principal Executive Officer)
Chad A. Teply

/s/ Mary A. Hausman	Vice President and Chief Accounting Officer (Principal Financial Officer)
Mary A. Hausman

/s/ Billeigh W. Mark	Controller (Principal Accounting Officer)
Billeigh W. Mark

Date: February 21, 2024