Form 10-Q
period 2024-03-31
NORTHWEST PIPELINE LLC
filed 2024-05-06
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Operating Revenues:
Natural gas transportation	$109,864	$106,096
Natural gas storage	3,718	3,475
Other	3,189	2,825
Total operating revenues	116,771	112,396

Operating Expenses:
Operation and maintenance	22,124	19,516
General and administrative	11,629	12,858
Depreciation and amortization	27,465	27,877
Taxes, other than income taxes	3,470	3,619
Other (income) expense, net	(3,893)	(4,572)
Total operating expenses	60,795	59,298

Operating Income	55,976	53,098

Other (Income) and Other Expenses:
Interest expense	7,139	7,430
Allowance for equity and borrowed funds used during construction (AFUDC)	(1,626)	(846)
Miscellaneous other (income) expense, net	(2,632)	(2,524)
Total other (income) and other expenses	2,881	4,060

Net Income	$53,095	$49,038

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31, 2024	December 31, 2023
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	169,050	157,776
Trade	38,360	39,080
Affiliates	788	1,375
Other	1,242	1,485
Materials and supplies, at average cost	7,801	7,759
Exchange gas receivables	2,841	3,165
Regulatory assets	2,111	2,054
Other	2,359	1,801
Total current assets	224,552	214,495

Property, plant and equipment	3,993,717	3,974,900
Less-Accumulated depreciation and amortization	2,038,518	2,026,007
Total property, plant and equipment, net	1,955,199	1,948,893

Other Long-Term Assets:
Regulatory assets	36,475	35,796
Right-of-use assets	8,775	8,725
Deferred charges and other	20,454	19,450
Total long-term other assets	65,704	63,971

Total assets	$2,245,455	$2,227,359

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31, 2024	December 31, 2023
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$38,968	$47,822
Affiliates	9,865	12,780
Accrued liabilities:
Exchange gas payables	1,950	5,553
Regulatory liabilities	20,358	21,374
Taxes, other than income taxes	10,442	7,388
Interest	12,019	5,505
Customer advances	7,074	5,016
Other	16,282	10,588
Total current liabilities	116,958	116,026

Long-Term Debt	581,459	581,178

Other Long-Term Liabilities:
Regulatory liabilities	247,487	252,272
Asset retirement obligations	138,115	136,263
Lease liability	7,266	7,193
Other	879	1,231
Total other long-term liabilities	393,747	396,959

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	79,399	59,304
Total member’s equity	1,153,291	1,133,196

Total liabilities and member’s equity	$2,245,455	$2,227,359

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	59,304	34,385
Net income	53,095	49,038
Cash distributions to parent	(33,000)	(35,800)
Balance at end of period	79,399	47,623
Total Member’s Equity	$1,153,291	$1,121,515

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands)
OPERATING ACTIVITIES:
Net income	$53,095	$49,038
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	27,465	27,877
Allowance for equity funds used during construction (equity AFUDC)	(1,334)	(693)
Changes in current assets and liabilities:
Trade and other accounts receivable	963	2,497
Affiliate receivables	587	(24)
Materials and supplies	(42)	(16)
Regulatory assets	(54)	(71)
Other current assets	(552)	1,188
Trade accounts payable	(5,429)	(358)
Affiliate payables	(2,915)	(1,319)
Regulatory liabilities	(3)	(125,506)
Other accrued liabilities	15,262	5,622
Other, including changes in long-term assets and liabilities:
Other, net	(6,570)	(10,575)
Net cash provided (used) by operating activities	80,473	(52,340)

FINANCING ACTIVITIES:
Cash distributions to parent	(33,000)	(35,800)
Net cash provided (used) by financing activities	(33,000)	(35,800)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(40,391)	(22,038)
Contributions and advances for construction costs	2,995	1,657
Disposal of property, plant and equipment, net	1,197	(411)
Advances to affiliate, net	(11,274)	108,932
Net cash provided (used) by investing activities	(47,473)	88,140

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(37,111)	$(10,613)
Changes in related accounts payable and accrued liabilities	(3,280)	(11,425)
Capital expenditures	$(40,391)	$(22,038)

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
General
Our accompanying interim financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2023, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended
	March 31,
	2024	2023
	(Thousands)
Balance at beginning of period	$16,806	$12,490
Revenue recognized in excess of amounts invoiced	1,076	1,064
Balance at end of period	$17,882	$13,554

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended
	March 31,
	2024	2023
	(Thousands)
Balance at beginning of period	$1,468	$2,643
Recognized in revenue	(293)	(290)
Balance at end of period	$1,175	$2,353
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of March 31, 2024 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2024 (nine months)	$885	$285,582
2025 (one year)	290	379,010
2026 (one year)	—	358,499
2027 (one year)	—	352,185
2028 (one year)	—	346,683
Thereafter	—	2,251,160
Total	$1,175	$3,973,119
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
As a result of the Settlement, in January 2023, we refunded approximately $126 million, including interest, associated with the decrease in federal tax rates due to the Tax Cuts and Jobs Act of 2017 (Tax Reform).
Note 4 – Contingent Liabilities and Commitments
Environmental Matters
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2024, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2024, four compressor stations are still being remediated. At March 31, 2024, we had accrued liabilities totaling approximately $1.0 million, $0.2 million of which is recorded in Accrued liabilities - Other and $0.8 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2023, we had accrued liabilities totaling approximately $1.0 million, $0.2 million of which is recorded in Accrued liabilities - Other and $0.8 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
At March 31, 2024 and December 31, 2023, a total of $23.7 million and $22.3 million, respectively, were included in Other Long-Term Assets - Regulatory assets on our Balance Sheet and was comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At March 31, 2024 and December 31, 2023, $1.7 million and $3.7 million, respectively, were included in Accrued liabilities - Other on our Balance Sheet as the estimated difference. The interest income is reflected in Miscellaneous other (income) expense, net on our Statement of Net Income and was $0.4 million for the three months ended March 31, 2024 and minimal for the three months ended March 31, 2023.
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
Note 5 – Debt and Financing Arrangements
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2024, no letters of credit have been issued and no loans were outstanding under the credit facility.
Commercial Paper Program
Williams has a $3.5 billion commercial paper program. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At March 31, 2024, Williams had no outstanding commercial paper.
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
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $581.5 million and $571.6 million, respectively, at March 31, 2024, and $581.2 million and $581.1 million, respectively, at December 31, 2023.
Note 7 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At March 31, 2024 and December 31, 2023, our advances to Williams totaled approximately $169.1 million and $157.8 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 5.2 percent at March 31, 2024. The interest income from these advances was $1.9 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expense, net on the Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $22.3 million and $22.1 million for the

Notes (Continued)	Table of Contents
three months ended March 31, 2024 and 2023, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.
During April 2024, we declared and paid a cash distribution of $42.5 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis should be read in conjunction with our historical Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report on Form 10-K and with the Financial Statements and accompanying notes contained in this Form 10-Q.
Results of Operations
This analysis discusses financial results of our operations for the three-month periods ended March 31, 2024 and 2023. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first three months of 2024 of $53.1 million increased by $4.1 million, or 8 percent when compared to the $49.0 million recognized during the first three months of 2023 due to the following significant variances:
Operating Revenues increased $4.4 million, or 4 percent, primarily driven by:
•$3.8 million increase in Natural gas transportation revenues primarily due to an increase in short-term firm transportation from the sale of new capacity that was not available in the prior year;
•$0.4 million increase in Other revenues from higher park and loan services; and
•$0.2 million increase in Natural gas storage revenues primarily due to capacity release.
Operating Expenses increased $1.5 million, or 3 percent, primarily due to:
•$2.6 million increase in Operation and Maintenance costs due to higher labor costs, higher contract services related to pipeline inspection and higher storage facility expenses, partially offset by
~~•~~$1.2 million decrease in General and administrative expenses due to a favorable change in allocated corporate expenses and lower insurance premiums.
Other (Income) and Other Expenses had a $1.2 million favorable change primarily due to an increase in the allowance for funds used during construction as a result of increased capital expenditures and the absence of interest expense on the regulatory liability associated with the decrease in federal tax rates due to Tax Reform that was refunded to customers in January 2023 as a result of the approval of our Settlement (also see Note 3 – Rate and Regulatory Matters).
Pipeline Expansion Projects
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
Changes in Internal Control over Financial Reporting
There have been no changes during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 1A. Risk Factors
    Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

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

NORTHWEST PIPELINE LLC (Registrant)

Date:	May 6, 2024	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)