Form 10-Q
period 2024-09-30
NORTHWEST PIPELINE LLC
filed 2024-11-06
CIK 110019

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Thousands)
Operating Revenues:
Natural gas transportation	$100,616	$101,914	$309,983	$308,469
Natural gas storage	3,657	3,662	11,618	11,700
Other	2,900	2,307	7,880	7,498
Total operating revenues	107,173	107,883	329,481	327,667

Operating Expenses:
Operation and maintenance	28,018	24,201	73,432	63,875
General and administrative	13,254	11,321	36,826	36,674
Depreciation and amortization	27,527	27,799	81,999	83,852
Taxes, other than income taxes	3,742	1,576	10,567	9,212
Other (income) expense, net	(5,650)	(3,600)	(13,827)	(12,609)
Total operating expenses	66,891	61,297	188,997	181,004

Operating Income	40,282	46,586	140,484	146,663

Other (Income) and Other Expenses:
Interest expense	7,120	6,849	21,061	21,069
Allowance for equity and borrowed funds used during construction (AFUDC)	(3,834)	(1,153)	(7,993)	(2,535)
Miscellaneous other (income) expense, net	(1,439)	(2,239)	(6,556)	(6,930)
Total other (income) and other expenses	1,847	3,457	6,512	11,604

Net Income	$38,435	$43,129	$133,972	$135,059

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30, 2024	December 31, 2023
	(Thousands)
ASSETS
Current Assets:
Cash	$—	$—
Receivables:
Advances to affiliate	62,263	157,776
Trade	34,208	39,080
Affiliates	209	1,375
Other	701	1,485
Materials and supplies, at average cost	8,095	7,759
Exchange gas receivables	1,803	3,165
Regulatory assets	3,289	2,054
Other	2,772	1,801
Total current assets	113,340	214,495

Property, plant and equipment	4,183,142	3,974,900
Less-Accumulated depreciation and amortization	2,084,390	2,026,007
Total property, plant and equipment, net	2,098,752	1,948,893

Other Long-Term Assets:
Regulatory assets	42,436	35,796
Right-of-use assets	5,769	8,725
Deferred charges and other	22,604	19,450
Total long-term other assets	70,809	63,971

Total assets	$2,282,901	$2,227,359

(continued)

See accompanying notes.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30, 2024	December 31, 2023
	(Thousands)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$83,020	$47,822
Affiliates	10,105	12,780
Accrued liabilities:
Exchange gas payables	4,629	5,553
Regulatory liabilities	19,739	21,374
Taxes, other than income taxes	10,165	7,388
Interest	12,019	5,505
Customer advances	5,768	5,016
Other	16,174	10,588
Total current liabilities	161,619	116,026

Long-Term Debt	582,029	581,178

Other Long-Term Liabilities:
Regulatory liabilities	237,994	252,272
Asset retirement obligations	141,845	136,263
Lease liability	4,895	7,193
Other	851	1,231
Total other long-term liabilities	385,585	396,959

Contingent Liabilities and Commitments (Note 4)

Member’s Equity:
Member’s capital	1,073,892	1,073,892
Retained earnings	79,776	59,304
Total member’s equity	1,153,668	1,133,196

Total liabilities and member’s equity	$2,282,901	$2,227,359

See accompanying notes.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	79,341	28,515
Net income	38,435	43,129
Cash distributions to parent	(38,000)	(37,000)
Balance at end of period	79,776	34,644
Total Member’s Equity	$1,153,668	$1,108,536

	Nine Months Ended September 30,
	2024	2023
	(Thousands)
Member’s Capital:
Balance at beginning and end of period	$1,073,892	$1,073,892
Retained Earnings:
Balance at beginning of period	59,304	34,385
Net income	133,972	135,059
Cash distributions to parent	(113,500)	(134,800)
Balance at end of period	79,776	34,644
Total Member’s Equity	$1,153,668	$1,108,536

See accompanying notes.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Thousands)
OPERATING ACTIVITIES:
Net income	$133,972	$135,059
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	81,999	83,852
Allowance for equity funds used during construction (equity AFUDC)	(6,560)	(2,085)
Changes in current assets and liabilities:
Trade and other accounts receivable	5,656	4,963
Affiliate receivables	1,166	280
Materials and supplies	(336)	137
Regulatory assets	(266)	(260)
Other current assets	(990)	189
Trade accounts payable	(3,549)	(173)
Affiliate payables	(2,675)	(3,032)
Regulatory liabilities	(2)	(125,502)
Other accrued liabilities	14,730	9,176
Other, including changes in long-term assets and liabilities:
Regulatory assets	(15,340)	(21,870)
Regulatory liabilities	(12,839)	(14,647)
Other, net	5,085	3,442
Net cash provided (used) by operating activities	200,051	69,529

FINANCING ACTIVITIES:
Cash distributions to parent	(113,500)	(134,800)
Net cash provided (used) by financing activities	(113,500)	(134,800)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures (1)	(178,077)	(77,263)
Contributions and advances for construction costs	5,384	3,445
Disposal of property, plant and equipment, net	(9,371)	(7,238)
Advances to affiliate, net	95,513	146,327
Net cash provided (used) by investing activities	(86,551)	65,271

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
____________________________________
(1) Increases to property, plant and equipment, exclusive of equity AFUDC	$(213,064)	$(98,340)
Changes in related accounts payable and accrued liabilities	34,987	21,077
Capital expenditures	$(178,077)	$(77,263)

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
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Thousands)
Balance at beginning of period	$18,958	$14,630	$16,806	$12,490
Revenue recognized in excess of amounts invoiced	1,088	1,088	3,240	3,228
Balance at end of period	$20,046	$15,718	$20,046	$15,718

Notes (Continued)	Table of Contents
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Thousands)
Balance at beginning of period	$882	$2,060	$1,468	$2,643
Recognized in revenue	(296)	(296)	(882)	(879)
Balance at end of period	$586	$1,764	$586	$1,764
Remaining Performance Obligations
Our remaining performance obligations primarily include reservation charges on contracted capacity on our firm transportation and storage contracts with customers. Amounts from certain contracts included in the table below, which are subject to periodic review and approval by the FERC, reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future rate cases or settlements approved by the FERC. This table excludes the variable consideration component for commodity charges. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligations as of September 30, 2024 do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Thousands)
2024 (three months)	$296	$98,063
2025 (one year)	290	390,073
2026 (one year)	—	373,809
2027 (one year)	—	362,276
2028 (one year)	—	355,798
Thereafter	—	2,391,907
Total	$586	$3,971,926
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
Note 4 – Contingent Liabilities and Commitments
Environmental Matters
Beginning in the mid-1980s, we evaluated many of our facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. We identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, we identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the U.S. Environmental Protection Agency (EPA) in the late 1980s, and we conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required us to re-evaluate our previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2024, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2024, four compressor stations are still being remediated. At September 30, 2024, we had accrued liabilities totaling approximately $1.0 million, $0.2 million of which is recorded in Accrued liabilities - Other and $0.8 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. At December 31, 2023, we had accrued liabilities totaling approximately $1.0 million, $0.2 million of which is recorded in Accrued liabilities - Other and $0.8 million of which is recorded in Other Long-Term Liabilities - Other on the Balance Sheet. We are conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
At September 30, 2024 and December 31, 2023, a total of $31.0 million and $22.3 million, respectively, were included in Other Long-Term Assets - Regulatory assets on our Balance Sheet and was comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At September 30, 2024 and December 31, 2023, $1.9 million and $3.7 million, respectively, were included in Accrued liabilities - Other on our Balance Sheet as the estimated difference. The interest income is reflected in Miscellaneous other (income) expense, net on our Statement of Net Income and was $1.4 million for the nine months ended September 30, 2024 and $0.3 million for the nine months ended September 30, 2023.
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
Note 5 – Debt and Financing Arrangements
Credit Facility
We, along with Williams and Transcontinental Gas Pipe Line Company, LLC (Transco), are party to a credit agreement with aggregate commitments available of $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. We and Transco are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2024, no letters of credit have been issued and no loans were outstanding under the credit facility.
Commercial Paper Program
Williams has a $3.5 billion commercial paper program. Williams’ management considers amounts outstanding under this program to be a reduction of available capacity under the credit facility. At September 30, 2024, Williams had no outstanding commercial paper.
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
Long-term debt: The disclosed fair value of our long-term debt, which we consider as a level 2 measurement, is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The carrying amount and estimated fair value of our long-term debt, including current maturities, were $582.0 million and $576.9 million, respectively, at September 30, 2024, and $581.2 million and $581.1 million, respectively, at December 31, 2023.
Note 7 – Transactions with Affiliates
We are a participant in Williams’ cash management program, and we make advances to and receive advances from Williams. At September 30, 2024 and December 31, 2023, our advances to Williams totaled approximately $62.3 million and $157.8 million, respectively. These advances are represented by demand notes and are classified as Receivables - Advances to affiliate on the Balance Sheet. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4.8 percent at September 30, 2024. The interest income from these advances was $1.2 million and $4.8 million for the three and nine months ended September 30, 2024, respectively, and $2.1 million and $6.4 million for the three and nine months ended September 30, 2023. Such interest income is included in Other (Income) and Other Expenses – Miscellaneous other (income) expense, net on the Statement of Net Income.
We have no employees. Services necessary to operate our business are provided to us by Williams and certain affiliates of Williams. We reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation and benefits) in connection with these services. Employees of Williams also provide general, administrative and management services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. We have recorded $24.8 million and $68.0 million for the

Notes (Continued)	Table of Contents
three and nine months ended September 30, 2024, respectively and $20.4 million and $63.4 million for the three and nine months ended September 30, 2023, respectively, for these service expenses, which are primarily included in Operation and maintenance and General and administrative expenses on the Statement of Net Income.
During October 2024, we declared and paid a cash distribution of $36.0 million to our parent.

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
Results of Operations
This analysis discusses financial results of our operations for the nine-month periods ended September 30, 2024 and 2023. Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Net Income for the first nine months of 2024 of $134.0 million decreased by $(1.1) million, or (1) percent when compared to the $135.1 million recognized during the first nine months of 2023 due to the following significant variances:
Operating Revenues increased $1.8 million, or 1 percent, primarily driven by:
•$1.5 million increase in Natural gas transportation revenues primarily due to an additional billing day and an increase in short-term firm transportation; and
•$0.3 million increase in Other revenues from higher park and loan services;
Operating Expenses increased $8.0 million, or 4 percent, primarily due to:
•$9.6 million increase in Operation and Maintenance costs due to higher labor costs, electricity expense, and higher contract services related to pipeline maintenance inspection activities, partially offset by
•$1.9 million decrease in Depreciation and amortization expenses primarily due to absence of amortization in 2024 related to historical basis differences from the Northwest acquisition.
Other (Income) and Other Expenses had a $5.1 million favorable change primarily due to an increase in the allowance for funds used during construction as a result of increased capital expenditures.
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
Stanfield South Project
The Stanfield South Project on our existing natural gas transmission system provides year round transportation capacity from a receipt point in Northeast Oregon (Stanfield) to multiple delivery points in Idaho. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 80 Mdth/d.

Naughton Coal to Gas Conversion
The Naughton Coal to Gas Conversion project on our existing natural gas transmission system provides year round transportation capacity to a power plant in Southwest Wyoming. We plan to place the project into service as early as the first quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 97 Mdth/d.

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
Changes in Internal Control over Financial Reporting
There have been no changes during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

NORTHWEST PIPELINE LLC (Registrant)

Date:	November 6, 2024	By:	/s/ Billeigh W. Mark
Billeigh W. Mark
Controller
(Principal Accounting Officer)